Form 10-Q
period 2019-03-31
Tectonic Financial, Inc.
filed 2019-06-24
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-38910

TECTONIC FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Texas	82-0764846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 Dallas Parkway, Suite 190

Dallas, Texas 75248

(Address of principal executive offices)

(972) 720 - 9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series B preferred stock, $0.01 par value per share	TECTP	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐    No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

The number of shares outstanding of the registrant’s Common Stock as of June 20, 2019 was 6,568,750 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(In thousands, except share amounts)	(unaudited)
ASSETS
Cash and due from banks	$1,147	$1,410
Interest-bearing deposits	11,282	13,867
Federal funds sold	502	219
Total cash and cash equivalents	12,931	15,496
Securities available for sale	11,371	11,504
Securities held to maturity	7,612	7,722
Securities, restricted at cost	1,933	1,926
Loans held for sale	16,272	16,345
Loans, net of allowance for loan losses of $939 and $874, respectively	238,118	234,033
Bank premises and equipment, net	4,932	4,775
Other real estate	275	-
Core deposit intangible, net	1,331	1,381
Goodwill	10,729	8,379
Other assets	5,074	4,427
Total assets	$310,578	$305,988

LIABILITIES
Demand deposits:
Non-interest-bearing	$34,857	$46,058
Interest-bearing	69,495	59,618
Time deposits	152,423	149,613
Total deposits	256,775	255,289
Borrowed funds	8,129	6,915
Subordinated notes, net of unamortized issuance costs	12,000	12,000
Deferred tax liabilities	527	534
Other liabilities	2,999	2,622
Total liabilities	280,430	277,360

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 10,000,000 shares authorized; 6,570,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	66	66
Additional paid-in capital	23,393	23,380
Retained earnings	6,743	5,391
Accumulated other comprehensive loss	(54)	(209)
Total shareholders’ equity	30,148	28,628
Total liabilities and shareholders’ equity	$310,578	$305,988

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Interest Income
Loans, including fees	$3,831	$3,192
Securities	209	247
Federal funds sold	3	34
Interest-bearing deposits	65	2
Total interest income	4,108	3,475
Interest Expense
Deposits	1,146	605
Borrowed funds	292	270
Total interest expense	1,438	875
Net interest income	2,670	2,600
Provision for loan losses	83	244
Net interest income after provision for loan losses	2,587	2,356
Noninterest Income
Trust income	2,278	2,292
Loan servicing fees, net	(100)	(90)
Service fees and other income	1,842	79
Rental income	82	70
Total noninterest income	4,102	2,351
Noninterest Expense
Salaries and employee benefits	2,272	1,491
Occupancy and equipment	290	232
Trust expenses	1,580	1,630
Professional fees	331	110
Data processing	229	254
Other	271	265
Total noninterest expense	4,973	3,982
Income before income taxes	1,716	725
Income tax expense	364	157
Net Income	$1,352	$568

Earnings per common share:
Basic	$0.21	$0.09
Diluted	$0.21	$0.09
Weighted average common shares outstanding	6,570,000	6,553,278
Weighted average diluted shares outstanding	6,570,000	6,553,278

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net Income	$1,352	$568
Other comprehensive income (loss):
Change in unrealized loss on investment securities available for sale	197	(193)
Tax effect	42	(41)
Other comprehensive income (loss)	155	(152)
Comprehensive Income	$1,507	$416

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$65	$23,074	$1,903	$(58)	$24,984
Issuance of 52,500 shares of common stock	1	249	-	-	250
Net income	-	-	568	-	568
Other comprehensive loss	-	-	-	(152)	(152)
Stock based compensation	-	18	-	-	18
Balance at March 31, 2018	$66	$23,341	$2,471	$(210)	$25,668

Balance at January 1, 2019	$66	$23,380	$5,391	$(209)	$28,628
Net income	-	-	1,352	-	1,352
Other comprehensive income	-	-	-	155	155
Stock based compensation	-	13	-	-	13
Balance at March 31, 2019	$66	$23,393	$6,743	$(54)	$30,148

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$1,352	$568
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	83	244
Depreciation and amortization	48	51
Accretion of discount on loans	(3)	(3)
Core deposit intangible amortization	50	50
Securities premium amortization, net	12	17
Origination of loans held for sale	(5,853)	(4,723)
Proceeds from payments and sales of loans held for sale	48	36
Stock based compensation	13	18
Deferred income taxes	(48)	(126)
Servicing asset amortization	288	319
Net change in:
Other assets	(940)	306
Other liabilities	377	(256)
Net cash used in operating activities	(4,573)	(3,499)
Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	(2,500)	-
Purchase of securities available for sale	(74,996)	-
Principal payments, calls and maturities of securities available for sale	75,322	223
Principal payments of securities held to maturity	101	698
Purchase of securities, restricted	(2,341)	(85)
Proceeds from sale of securities, restricted	2,334	-
Net change in loans	1,437	(3,950)
Purchases of premises and equipment	(49)	-
Net cash used in investing activities	(692)	(3,114)
Cash Flows from Financing Activities
Net change in demand deposits	(1,324)	(9,333)
Net change in time deposits	2,810	12,785
Proceeds from borrowed funds	95,584	149,000
Repayment of borrowed funds	(94,370)	(151,000)
Proceeds from issuance of common stock	-	250
Net cash provided by financing activities	2,700	1,702
Net change in cash and cash equivalents	(2,565)	(4,911)
Cash and cash equivalents at beginning of period	15,496	16,221
Cash and cash equivalents at end of period	$12,931	$11,310

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,628	$847
Income taxes	$480	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Significant Accounting Policies

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company offering banking and trust services to individuals, small businesses and institutions in all 50 states. The Company was formed in October 2016 for the purpose of acquiring T Bancshares, Inc., or TBI, which acquisition was completed on May 15, 2017. We are headquartered in Dallas, Texas. Through March 31, 2019, we operated through one subsidiary, TBI, which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small to medium-sized businesses and their employees, and other institutions. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small to medium-sized businesses and professional concerns as well as consumers. The Bank also offers wealth management and trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain Watters & Associates L.L.C., (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors, L.L.C. (“Tectonic Advisors”) entered into an advisory services agreement related to the trust operations in April 2006, which has been amended from time to time, most recently in July 2016.  See Note 14, Related Parties, to these consolidated financial statements for more information.

In January 2019, the Bank acquired The Nolan Company, or Nolan, a third-party administrator (“TPA”), based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in independent ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for over 800 retirement plans, 551 of which are also clients of the Bank, which is over 54% of the retirement plans we service in our trust department. We believe that the addition of TPA services will allow us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 19, Acquisition, to these consolidated financial statements for more information.

On May 13, 2019, we completed a merger with Tectonic Holdings, LLC (“Tectonic Holdings”), through which we are now able to offer investment advisory, securities brokerage and insurance services. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated March 28, 2019, by and between the Company and Tectonic Holdings (the “Tectonic Merger Agreement”), Tectonic Holdings and its subsidiaries merged with and into the Company, with the Company as the surviving institution (the “Tectonic Merger”). Following the merger, we operate through four main direct and indirect subsidiaries: (i) the Bank, (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, a registered investment advisor registered with the SEC focused on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”). Please see Note 20, Subsequent Events, to these consolidated financial statements and Exhibit 2.1 to this Form 10-Q for more information.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. Please see Note 20, Subsequent Events, to these consolidated financial statements for more information.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its pre-Tectonic Merger wholly owned subsidiaries, TBI and the Bank. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018 in the audited financial statements included within Registration Statement on Form S-1/A, as amended (File No 333-230949), initially filed with the SEC on April 18, 2019.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the full year ending December 31, 2019.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period, as well as the disclosures provided. Actual results could be significantly different from those estimates. Changes in assumptions or in market conditions could significantly affect the estimates. The determination of the allowance for loan losses, the fair value of stock options, the fair values of financial instruments and other real estate owned, and the status of contingencies are particularly susceptible to significant change in recorded amounts.

Earnings per Share. Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2019	2018
(In thousands, except per share data)
Net income	$1,352	$568
Average shares outstanding	6,570	6,553
Effect of common stock-based compensation	-	-

Average diluted shares outstanding	6,570	6,553

Basic earnings per share	$0.21	$0.09
Diluted earnings per share	0.21	0.09

As of March 31, 2019, options to purchase 235,000 shares of common stock, with a weighted average exercise price of $2.15, were excluded from the computation of diluted net income per share because their effect was anti-dilutive.

Note 2. Securities

A summary of amortized cost and fair value of securities is presented below.

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$8,962	$7	$72	$8,897
Mortgage-backed securities	2,477	7	10	2,474
Total securities available for sale	$11,439	$14	$82	$11,371

Securities held to maturity:
Property assessed clean energy	$7,612	$-	$-	$7,612
Securities, restricted:
Other	$1,933	$-	$-	$1,933

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,233	$1	$226	$9,008
Mortgage-backed securities	2,536	4	44	2,496
Total securities available for sale	$11,769	$5	$270	$11,504

Securities held to maturity:
Property assessed clean energy	$7,722	$-	$-	$7,722

Securities, restricted:
Other	$1,926	$-	$-	$1,926

Securities available for sale consist of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consists of Property Assessed Clean Energy investments. These investment contracts or bonds located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Securities, restricted consist of Federal Reserve Bank of Dallas (“FRB”) and Federal Home Loan Bank of Dallas (“FHLB”) stock which are carried at cost.

As of March 31, 2019 and December 31, 2018, securities with a fair value of $9.9 million and $9.8 million, respectively, were pledged to secure borrowings at the FHLB, and securities with a fair value of $1.5 million and $1.7 million, respectively, were pledged against trust deposit balances held at the Bank.

As of March 31, 2019 and December 31, 2018, the Bank held FRB stock in the amount of $980,450 and FHLB stock in the amounts of $952,900 and $945,900, respectively.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of March 31, 2019:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$6,895	$72	$6,895	$72
Mortgage-backed securities	-	-	1,889	10	1,889	10
Total	$-	$-	$8,784	$82	$8,784	$82

The number of investment positions in this unrealized loss position totaled thirteen as of March 31, 2019. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of March 31, 2019, no impairment loss has been realized in the Company’s consolidated statements of income.

In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The unrealized losses noted are primarily interest rate related due to the level of interest rates as of March 31, 2019 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”), or are collateralized by securities backed by these agencies. Management believes the fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities at March 31, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,627	$4,605	$69	$69
Due after five years through ten years	3,976	3,938	3,938	3,938
Due after ten years	359	354	3,605	3,605
Mortgage-backed securities	2,477	2,474	-	-
Total	$11,439	$11,371	$7,612	$7,612

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Commercial and industrial	$88,710	$88,915
Consumer installment	4,008	3,636
Real estate – residential	5,518	7,488
Real estate – commercial	35,066	35,221
Real estate – construction and land	5,157	4,653
SBA:
SBA 7(a) guaranteed	37,329	33,884
SBA 7(a) unguaranteed	42,685	44,326
SBA 504	17,699	13,400
USDA	2,884	3,367
Other	1	17
Gross Loans	239,057	234,907
Less:
Allowance for loan losses	939	874
Net loans	$238,118	$234,033

As of March 31, 2019, our loan portfolio included $75.9 million of loans, approximately 31.7% of our total funded loans, to the dental industry. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

The Company serves the small business community by offering loans promulgated under the SBA’s 7(a) and 504 loan programs, and loans guaranteed by the USDA. SBA 7(a) and USDA loans are typically guaranteed by each agency in amounts ranging from 75% to 80% of the principal balance. For SBA construction loans, the Company records the guaranteed funded portion of the loans as held for sale. When the SBA loans are fully funded, the Company may sell the guaranteed portion into the secondary market, on a servicing-retained basis, or reclassify from loans held for sale to loans held for investment if the Company determines that holding these loans provide better long-term risk adjusted returns than selling the loans. In calculating gain on the sale of loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Company’s assumptions are validated by reference to external market information.

The Company had $16.3 million of SBA loans held for sale as of March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019, the Company did not sell any loans. The Company elected to reclassify $5.9 million of the SBA 7(a) loans held for sale to loans held for investment during the three months ended March 31, 2019.

Loan Origination/Risk Management.

The Company maintains written loan origination policies, procedures, and processes which address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

Commercial and industrial loans, which are predominantly loans to dentists, are underwritten based on historical and projected income of the business and individual borrowers and guarantors. The Company utilizes a comprehensive global debt service coverage analysis to determine debt service coverage ratios. This analysis compares global cash flow of the borrowers and guarantors on an individual credit to existing and proposed debt after consideration of personal and business related other expenses. Collateral is generally a lien on all available assets of the business borrower including intangible assets. Credit worthiness of individual borrowers and guarantors is established through the use of credit reports and credit scores.

Consumer loans are evaluated on the basis of credit worthiness as established through the use of credit reports and credit scores. Additional credit quality indicators include borrower debt to income ratios based on verifiable income sources.

Real estate mortgage loans are evaluated based on collateral value as well as global debt service coverage ratios based on historical and projected income from all related sources including the collateral property, the borrower, and all guarantors where applicable.

The Company originates SBA loans which are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic 7(a) Loan Guaranty and the Section 504 (“504”) program in conjunction with junior lien financing from Certified Development Company (“CDC”).

The 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25%. The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market.

The 504 program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, a 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. Debenture limits are $5.0 million for regular 504 loans and $5.5 million for those 504 loans that meet a public policy goal.

The SBA has designated the Bank as a “Preferred Lender”. As a Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority from the SBA.

The Company also offers Business & Industry (“B&I”) program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA. The guaranteed amount is generally 80%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can have maturities up to 30 years and the rates can be fixed or variable.

Construction and land development loans are evaluated based on the borrower’s and guarantor’s credit worthiness, past experience in the industry, track record and experience with the type of project being considered, and other factors. Collateral value is determined generally by independent appraisal utilizing multiple approaches to determine value based on property type.

For all loan types, the Company establishes guidelines for its underwriting criteria including collateral coverage ratios, global debt service coverage ratios, and maximum amortization or loan maturity terms.

At the portfolio level, the Company monitors concentrations of loans based on several criteria including loan type, collateral type, industry, geography, and other factors. The Company also performs periodic market research and economic analysis at a local geographic and national level. Based on this research, the Company may from time to time change the minimum or benchmark underwriting criteria applied to the above loan types.

Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower.

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Non-accrual loans:
SBA guaranteed	$1,109	$2,252
SBA unguaranteed	250	293
Total	$1,359	$2,545

The restructuring of a loan is considered a “troubled debt restructuring” if due to the borrower’s financial difficulties, the Company has granted a concession that the Company would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses.

As of March 31, 2019 and December 31, 2018, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the three months ended March 31, 2019 and the year ended December 31, 2018.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2019						Three Months Ended
SBA	$1,479	$1,359	$-	$1,359	$-	$2,150	$-
Total	$1,479	$1,359	$-	$1,359	$-	$2,150	$-

December 31, 2018						Year Ended
SBA	$3,003	$2,545	$-	$2,545	$-	$2,371	$-
Total	$3,003	$2,545	$-	$2,545	$-	$2,371	$-

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
March 31, 2019
Commercial and industrial	$488	$-	$488	$88,222	$88,710	$-
Consumer installment	-	-	-	4,008	4,008	-
Real estate – residential	-	-	-	5,518	5,518	-
Real estate – commercial	-	-	-	35,066	35,066	-
Real estate – construction and land	-	-	-	5,157	5,157	-
SBA	-	1,359	1,359	96,354	97,713	-
USDA	-	-	-	2,884	2,884	-
Other	-	-	-	1	1	-
Total	$488	$1,359	$1,847	$237,210	$239,057	$-

December 31, 2018
Commercial and industrial	$614	$-	$614	$88,301	$88,915	$-
Consumer installment	-	-	-	3,636	3,636	-
Real estate – residential	-	-	-	7,488	7,488	-
Real estate – commercial	-	-	-	35,221	35,221	-
Real estate – construction and land	-	-	-	4,653	4,653	-
SBA	1,431	1,114	2,545	89,065	91,610	-
USDA	-	-	-	3,367	3,367	-
Other	-	-	-	17	17	-
Total	$2,045	$1,114	$3,159	$231,748	$234,907	$-

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including internal credit risk based on past experiences as well as external statistics and factors. Loans are graded in one of six categories: (i) pass, (ii) pass-watch, (iii) special mention, (iv) substandard, (v) doubtful, or (vi) loss. Loans graded as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits quarterly. No significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit. The Company’s methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated pass are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in this category are loans to highly credit worthy borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment.

Credits rated pass-watch loans have been determined to require enhanced monitoring for potential weaknesses which require further investigation. They have no significant delinquency in the past twelve months. This rating causes the loan to be actively monitored with greater frequency than pass loans and allows appropriate downgrade transition if verifiable adverse events are confirmed. This category may also include loans that have improved in credit quality from special mention but are not yet considered pass loans.

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness; however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed. Guaranteed portions of SBA loans graded substandard are generally on non-accrual due to the limited amount of interest covered by the guarantee, usually 60 days maximum. However, there typically will be no exposure to loss on the principal amount of these guaranteed portions of the loan.

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss.

Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future.

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial and industrial	$88,292	$399	$-	$19	$-	$88,710
Consumer installment	4,008	-	-	-	-	4,008
Real estate – residential	5,518	-	-	-	-	5,518
Real estate – commercial	35,066	-	-	-	-	35,066
Real estate – construction and land	5,157	-	-	-	-	5,157
SBA	91,277	5,249	937	250	-	97,713
USDA	2,884	-	-	-	-	2,884
Other	1	-	-	-	-	1
Total	$232,203	$5,648	$937	$269	$-	$239,057

December 31, 2018
Commercial and industrial	$88,879	$-	$-	$36	$-	$88,915
Consumer installment	3,636	-	-	-	-	3,636
Real estate – residential	7,488	-	-	-	-	7,488
Real estate – commercial	35,221	-	-	-	-	35,221
Real estate – construction and land	4,653	-	-	-	-	4,653
SBA	84,192	7,125	-	293	-	91,610
USDA	3,367	-	-	-	-	3,367
Other	17	-	-	-	-	17
Total	$227,453	$7,125	$-	$329	$-	$234,907

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$-	$874
Provision for loan losses	4	-	(7)	15	4	67	-	-	83
Charge-offs	-	-	-	-	-	(18)	-	-	(18)
Recoveries	-	-	-	-	-	-	-	-	-
Net charge-offs	-	-	-	-	-	(18)	-	-	(18)
Ending balance	$423	$27	$20	$225	$38	$206	$-	$-	$939

March 31, 2018
Beginning Balance	$237	$13	$16	$25	$27	$68	$-	$-	$386
Provision for loan losses	61	18	2	68	8	87	-	-	244
Charge-offs	-	-	-	-	-	(77)	-	-	(77)
Recoveries	-	-	-	-	-	10	-	-	10
Net recoveries	-	-	-	-	-	(67)	-	-	(67)
Ending balance	$298	$31	$18	$93	$35	$88	$-	$-	$563

The Company’s allowance for loan losses as of March 31, 2019 and December 31, 2018 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	423	27	20	225	38	206	-	-	939
Ending balance	$423	$27	$20	$225	$38	$206	$-	$-	$939

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	419	27	27	210	34	157	-	-	874
Ending balance	$419	$27	$27	$210	$34	$157	$-	$-	$874

The Company’s recorded investment in loans as of March 31, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$1,359	$-	$-	$1,359
Loans collectively evaluated for impairment	88,710	4,008	5,518	35,066	5,157	96,354	2,884	1	237,698
Ending balance	$88,710	$4,008	$5,518	$35,066	$5,157	$97,713	$2,884	$1	$239,057

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,545	$-	$-	$2,545
Loans collectively evaluated for impairment	88,915	3,636	7,488	35,221	4,653	89,065	3,367	17	232,362
Ending balance	$88,915	$3,636	$7,488	$35,221	$4,653	$91,610	$3,367	$17	$234,907

Note 4. Premises and Equipment

Premises and equipment were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Land	$676	$676
Land improvement	22	22
Building	4,205	4,205
Furniture and equipment	218	102
Construction in progress	32	-
	5,153	5,005
Less: accumulated depreciation	221	230
Balance at end of period	$4,932	$4,775

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Goodwill	$10,729	$8,379
Core deposit intangible	1,331	1,381

During the three months ended March 31, 2019, the Company recorded goodwill of $2.4 million in connection with the acquisition of the assets of The Nolan Company. Please see Note 19, Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the estimated lives of the deposits, which range from 5 to 12 years. The core deposit intangible amortization totaled $50,000 for the three months ended March 31, 2019 and 2018.

The carrying basis and accumulated amortization of the core deposit intangible as of March 31, 2019 and December 31, 2018 were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(377)	(327)
Net carrying amount	$1,331	$1,381

The estimated amortization expense for each of the following five years is as follow:

(In thousands)
Remainder 2019	$151
2020	201
2021	201
2022	208
2023	210
Thereafter	360
Total	$1,331

Note 6. Other Real Estate and Other Assets

Other real estate totaled $275,000 as of March 31, 2019. The Company had no other real estate as of December 31, 2018.

Other assets were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Loan servicing rights	$1,179	$1,467
Accounts receivable – trust fees	830	794
Accrued interest receivable	1,242	1,141
Prepaid assets	396	427
Other	1,427	598
Total	$5,074	$4,427

SBA and USDA loans sold which the Company retains the servicing for others are not included in the accompanying consolidated balance sheets. The risks inherent in loan servicing assets relate primarily to changes in prepayments that result from shifts in loan interest rates. The unpaid principal balances of SBA and USDA loans serviced for others was $84.7 million as of March 31, 2019.

For the three months ended March 31, 2019, loan servicing assets of $126,000 were amortized to non-interest income. A valuation allowance of $162,000 was required to adjust the cost basis of the loan servicing asset to fair market value as of March 31, 2019. There were no servicing assets added for the three months ended March 31, 2019.

Note 7. Deposits

Time deposits of $250,000 and over totaled $33.1 million and $31.6 million as of March 31, 2019 and December 31, 2018, respectively.

Deposits were as follows:

(In thousands)	March 31, 2019		December 31, 2018
Non-interest bearing demand	$34,857	14%	$46,058	18%
Interest-bearing demand (NOW)	3,265	1	3,242	1
Money market accounts	61,973	24	51,815	20
Savings accounts	4,257	2	4,561	2
Time deposits $100,000 and over	146,829	57	144,177	57
Time deposits under $100,000	5,594	2	5,436	2
Total	$256,775	100%	$255,289	100%

As of March 31, 2019 the scheduled maturities of time deposits were as follows:

(In thousands)
2019	$91,467
2020	38,989
2021	17,766
2022	4,198
2023	3
Total	$152,423

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of March 31, 2019 and December 31, 2018 was insignificant.

Note 8. Borrowed Funds and Subordinated Notes

The Company’s FHLB borrowed funds were $5.0 million at March 31, 2019 and December 31, 2018. The Company has a blanket lien credit line with the FHLB with borrowing capacity of $27.3 million secured by commercial loans and securities with collateral values of $17.6 million and $9.7 million, respectively. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. At March 31, 2019, the Company had an overnight advance of $5.0 million with an interest rate of 2.75% which was renewed daily until on April 25, 2019, the Company renewed it into a three month fixed term advance with an interest rate of 2.54% and maturity date of July 25, 2019.

The Company also has a credit line with the FRB with borrowing capacity of $18.9 million, which is secured by commercial loans. The Company had no borrowings from the FRB at March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. Principal and interest payments are due quarterly.

The Company had a $1.25 million unsecured note payable to Tectonic Holdings as of March 31, 2019 with an interest rate of 5.00% and maturity date of January 1, 2026. See Note 14 for related party details.

As of March 31, 2019 and December 31, 2018, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 9. Other Liabilities

Other liabilities were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Trust advisor fees payable	$574	$549
Accounts payable	424	411
Federal income tax payable	134	201
Incentive compensation	359	542
Data processing	104	81
Audit fees	55	71
Interest payable	382	571
Deferred Revenue	782	-
Other	185	196
Total	$2,999	$2,622

Note 10. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees. An employee may contribute up to 6% of his or her annual compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation. Employer contributions charged to expense was $45,000 and $60,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 11. Income Taxes

Income tax expense for the three months ended March 31, 2019 and 2018 was $364,000 and $157,000, respectively. The Company’s effective income tax rate was 21.2% and 21.7% for the three months ended March 31, 2019 and 2018, respectively.

Net deferred tax liabilities totaled $527,000 and $534,000 at March 31, 2019 and December 31, 2018.

The Company files U.S. federal, state and local income tax returns.

Note 12. Stock Compensation Plans

The Company’s Board of Directors and shareholders adopted the T Acquisition, Inc. 2017 Equity Incentive Plan (“Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan is administered by the Compensation Committee of the Board and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant.

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model.

No stock options were granted during the three months ended March 31, 2019 or 2018.

As of March 31, 2019, there were 50,000 stock options outstanding that vest on the third anniversary of the grant date, May 15, 2020, and 185,000 stock options outstanding that vest on the fourth anniversary of the grant date, May 15, 2021. The Company is recording compensation expense on a straight-line basis over the vesting periods. For the three months ended March 31, 2019 and 2018, the Company recorded compensation expense of $13,000 and $12,000, respectively, in connection with the Plan. As of March 31, 2019, there was $96,000 of total unrecognized compensation cost.

The following is a summary of activity in the Plan for three months ended March 31, 2019:

	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	235,000	$2.15
Granted	-	-
Exercised	-	-
Expired/forfeited	-	-

Outstanding at end of period	235,000	$2.15	8.1
Exercisable at end of period	-	$-
Available for grant at end of period	515,000

The weighted-average grant date fair value of the options as of March 31, 2019 and 2018 was $0.82.

Note 13. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes loan commitments:

(In thousands)	March 31, 2019	December 31, 2018
Undisbursed loan commitments	$19,164	$14,812
Standby letters of credit	162	162
	$19,326	$14,974

The Company leases various pieces of office equipment under short-term agreements. Lease expense for the three months ended March 31, 2019 and 2018 totaled $39,000 and $1,000, respectively.

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2019 were $1.3 million through 2027.

The Company is involved in various regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain, and it is possible that an unfavorable resolution of these matters, will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when payment is probable.

Employment Agreements

In connection with the Tectonic Merger and the Company’s initial public offering (See Notes 19 and 20, respectively, to these consolidated financial statements for more information), the Company entered into amended and restated employment agreements with Patrick Howard, President and Chief Operating Officer of the Company, and Ken Bramlage, Executive Vice President and Chief Financial Officer of the Company. In addition, the Company entered into an employment agreement with A. Haag Sherman, Chief Executive Officer of the Company, in connection with the Company’s merger with Tectonic Holdings and its initial public offering. These employment agreements are for initial three-year terms and are automatically renewable for an additional one-year term unless either party elects not to renew.

Note 14. Related Parties

The Company receives advisory services for its Trust Department from Tectonic Advisors, an affiliate of the Company. Fees paid for services totaled $1.6 million for the three months ended March 31, 2019 and 2018. In management’s opinion, such transactions were made in the ordinary course of business pursuant to an agreement dated May 14, 2015. The agreement was negotiated between the Company and Tectonic Advisors in an arm’s-length transaction prior to Tectonic Advisors becoming an affiliate of the Company and as such, contains terms that in management’s opinion are favorable to the Company.

Prior to the Tectonic Merger, the Company provided services for Tectonic Holdings, an affiliated entity as a result of their common ownership base. Fees received from Tectonic Holdings totaled $61,000 and $63,000 for the three months ended March 31, 2019 and 2018, respectively. In management’s opinion, the fees received adequately compensated the Company at a market rate for the services provided.

The Company had an unsecured note payable to Tectonic Holdings as of March 31, 2019 of $1.25 million. On March 25, 2019, the Company and Tectonic Holdings entered into a loan agreement for $1.25 million, with an interest rate of 5.00% and maturity date of January 1, 2026. For the three months ended March 31, 2019, the Company paid interest totaling $1,199 to Tectonic Holdings. In connection with the Tectonic Merger, this note was cancelled.

As of March 31, 2019, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $3.1 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Company had no loans to officers, directors and their affiliated companies during the three months ended March 31, 2019 or 2018.

Note 15. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s business, results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under GAAP, regulatory reporting requirements, and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, common equity Tier 1 (“CET1”) capital to total risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized” under the prompt corrective action framework, the Bank must maintain (i) a Total risk-based capital ratio of 10%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a Tier 1 leverage ratio of 5%; and (iv) a CET1 risk-based capital ratio of 6.5%.

In addition, the Basel III regulatory capital reforms (“Basel III”) implemented a capital conservation buffer of 2.5% to be phased in 0.625% each year over a four-year period, becoming fully implemented January 1, 2019. The Basel III minimum capital ratio requirements as applicable to the Company and the Bank on January 1, 2019 after the full phase-in period are summarized in the table below.

	BASEL III Minimum for Capital Adequacy Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	-%	4.0%
Common Equity Tier 1 Risk Based ( CET1 to risk weighted assets)	4.5%	2.5%	7.0%

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of March 31, 2019, the Bank’s regulatory capital ratios are in excess of the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total Capital (to Risk Weighted Assets)
Consolidated	$30,840	13.35%	$24,260	10.50%	$23,105	10.00%
T Bank, N.A.	31,953	13.86	24,213	10.50	23,060	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	17,900	7.75	19,639	8.50	18,484	8.00
T Bank, N.A.	31,014	13.45	19,601	8.50	18,448	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	17,900	7.75	16,173	7.00	15,018	6.50
T Bank, N.A.	31,014	13.45	16,142	7.00	14,989	6.50
Tier 1 Capital (to Average Assets)
Consolidated	17,900	6.07	11,791	4.00	14,739	5.00
T Bank, N.A.	31,014	10.54	11,773	4.00	14,716	5.00

As of December 31, 2018
Total Capital (to Risk Weighted Assets)
Consolidated	$31,645	14.12%	$22,130	9.875%	$22,410	10.00%
T Bank, N.A.	30,116	13.45	22,116	9.875	22,396	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	18,767	8.37	17,648	7.875	17,928	8.00
T Bank, N.A.	29,242	13.06	17,637	7.875	17,917	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	18,767	8.37	14,286	6.375	14,566	6.50
T Bank, N.A.	29,242	13.06	14,278	6.375	14,557	6.50
Tier 1 Capital (to Average Assets)
Consolidated	18,767	6.62	11,341	4.00	14,176	5.00
T Bank, N.A.	29,242	10.32	11,334	4.00	14,167	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of March 31, 2019, approximately $8.2 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

Note 16. Fair Value of Financials Instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. The Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities in the Level 1 or Level 3 inputs.

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2019
Securities available for sale:
U.S. government agencies	$-	$8,897	$-	$8,897
Mortgage-backed securities	-	2,474	-	2,474

As of December 31, 2018
Securities available for sale:
U.S. government agencies	$-	$9,008	$-	$9,008
Mortgage-backed securities	-	2,496	-	2,496

Market valuations of our investment securities which are classified as level 2 are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three months ended March 31, 2019, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include:

As of March 31, 2019 and December 31, 2018, there were no impaired loans that were reduced by specific valuation allowances.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, there were no discounts for collateral-dependent impaired loans.

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, there were no discounts for cash flow loans.

Our assessment of the significance of a particular input to the Level 3 fair value measurements in their entirety requires judgment and considers factors specific to the assets. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Loans held for sale include the guaranteed portion of SBA and USDA loans and are reported at the lower of cost or estimated fair value. Fair value for SBA and USDA loans is based on market indications available in the market. There were no impairments reported for the periods presented.

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of March 31, 2019, the fair value of foreclosed assets totaled $275,000, which includes one real estate property foreclosed on during the three months ended March 31, 2019, which was collateral on a SBA guaranteed loan. There were no foreclosed assets as of December 31, 2018. There were no foreclosed assets re-measured during the three months ended March 31, 2019.

The methods and assumptions used to estimate fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, restricted securities, accrued interest receivable and accrued interest payable. The estimated fair value of demand and savings deposits is the carrying amount since rates are regularly adjusted to market rates and amounts are payable on demand. For borrowed funds and variable rate loans or deposits that re-price frequently and fully, the estimated fair value is the carrying amount. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. For loans held for sale, the estimated fair value is based on market indications for similar assets in the active market. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. There were no sale of loans for the three months ended March 31, 2019 or 2018. The valuation required an allowance provision of $162,000 and $124,000 for the three months ended March 31, 2019 and 2018, respectively.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest. The methodologies for other financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are discussed below:

Loans. The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Deposits. The fair values of demand deposits, savings deposits are, by definition, equal to the amount payable on demand and, therefore, approximate their carrying amounts. The fair values for time deposits are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered on time deposits with similar contractual maturities.

Borrowed Funds. The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments. The estimated fair value approximates carrying value for variable-rate junior subordinated deferrable interest debentures that reprice quarterly.

Loan Commitments, Standby and Commercial Letters of Credit. Our lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$12,931	$12,931
Level 2 inputs:
Securities available for sale	11,371	11,371
Securities, restricted	1,933	1,933
Loans held for sale	16,272	17,786
Accrued interest receivable	1,242	1,242
Level 3 inputs:
Securities held to maturity	7,612	7,612
Loans, net	238,118	234,801
Servicing asset	1,179	1,179
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	34,857	33,713
Level 2 inputs:
Interest bearing deposits	221,918	219,459
Borrowed funds	20,129	20,129
Accrued interest payable	382	382

	December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$15,496	$15,496
Level 2 inputs:
Securities available for sale	11,504	11,504
Securities, restricted	1,926	1,926
Loans held for sale	16,345	17,732
Accrued interest receivable	1,141	1,141
Level 3 inputs:
Securities held to maturity	7,722	7,722
Loans, net	234,033	232,508
Servicing asset	1,467	1,467
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	46,057	45,000
Level 2 inputs:
Interest bearing deposits	209,231	206,023
Borrowed funds	18,915	18,915
Accrued interest payable	571	571

Note 17. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	March 31, 2019 (unaudited)	December 31, 2018
ASSETS

Cash and due from banks	$70	$-
Investment in subsidiary	31,329	28,628

Total assets	$31,399	$28,628

LIABILITIES AND CAPITAL

Borrowed funds	$1,250	$-
Other liabilities	1	-
Capital	30,148	28,628

Total liabilities and capital	$31,399	$28,628

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Equity in income from subsidiary	$1,366	$586

Interest Expense:
Interest expense borrowings	1	-
Non-interest expense:
Stock based compensation	13	18
Income before income taxes	1,352	568
Income tax benefit	-	-
Net Income	$1,352	$568

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net Income	$1,352	$568
Other comprehensive income:
Change in unrealized gain (loss) on investment securities available for sale	197	(193)
Tax effect	42	(41)
Other comprehensive income (loss)	155	(152)
Comprehensive Income	$1,507	$416

Note 17. Parent Company Condensed Financial Statements (cont’d)

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$1,352	$568
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(1,366)	(586)
Stock based compensation	13	18
Net change in other liabilities	1	-
Net cash used in operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from borrowings	1,250	-
Cash contributed to T Bancshares, Inc.	(1,180)	-
Proceeds from issuance of common stock	-	250
Cash contributed to T Bancshares, Inc.	-	(120)
Net cash provided by financing activities	70	130
Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$70	$130

Note 18. Recent Accounting Pronouncements

ASU 2016-02, “Leases (Topic 842).” Accounting Standards Update (“ASU”) 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 was effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted ASU 2016-02 as of January 1, 2019 and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently working through implementation of processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 may increase their allowance for loan losses balance, the adoption will be significantly influenced by the composition, characteristics and quality of the loan portfolio along with the prevailing economic conditions and forecasts as of the adoption date.

Accounting Standards 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 19. Acquisition

In January 2019, the Company acquired the assets of The Nolan Company, a third-party administrator (“TPA”) based in Kansas City, Kansas (“Nolan”) with a cash payment of $2.5 million. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in independent ministerial recordkeeping, administration, actuarial and design services for retirement plans for small businesses and professional practices. Nolan has clients in 50 states and Nolan shares many clients with our trust department. We believe that the addition of TPA services will allow us to serve our clients more fully and to attract new clients to our trust platform.

The assets acquired consisted of furniture, fixtures and equipment with a fair value of $150,000. There were no liabilities acquired, resulting in goodwill of $2.4 million from the acquisition. The goodwill will not be amortized, but will be tested for impairment annually. The goodwill recorded is not deductible for federal income tax purposes.

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former TNC operations included in the Company’s consolidated Statements of Income for the three months ended March 31, 2019. In addition, the table presents unaudited condensed pro forma financial information assuming that the TNC acquisition was completed as of January 1, 2018.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition actually occurred on January 1, 2018, or is it indicative of future results.

(In thousands)	TNC Three Months Ended March 31, 2019	Actual for the Three Months Ended March 31, 2019	Pro Forma for the Three Months Ended March 31, 2018

Noninterest income	$1,766	$4,102	$3,807
Noninterest expense	900	4,973	5,035
Net income	684	1,352	862

Note 20. Subsequent Events

Merger with Tectonic Holdings

The Company entered into a merger agreement with Tectonic Holdings, LLC, as amended and restated, dated March 28, 2019 (the “Tectonic Merger Agreement”), providing for the merger of Tectonic Holdings and its subsidiaries with and into Tectonic Financial, with Tectonic Financial being the survivor. On May 13, 2019, the Tectonic Merger was completed.

In the Tectonic Merger, each common unit of Tectonic Holdings outstanding immediately prior to the effective time of the Tectonic Merger was converted into one share of Company common stock, and each option to purchase one Tectonic Holdings common unit was converted into an option to purchase one share of Company common stock. Immediately after consummation of the Tectonic Merger, the Company conducted a 1-for-2 reverse stock split, which left 6,568,750 common shares issued and outstanding as of May 14, 2019.

In addition, immediately prior to the Tectonic Merger, approximately $8.0 million of Tectonic Advisors subordinated debt held by Dental Community Financial Holdings, Ltd. (“DCFH”), an entity that has as its general partner a corporation owned by one of the members of the board of managers of Tectonic Services, LLC, which is the limited liability company manager of Tectonic Holdings, was converted into 80,338 non-cumulative, perpetual preferred units of Tectonic Holdings (the “Tectonic Holdings preferred units”).

In the Tectonic Merger, each Tectonic Holdings preferred unit was converted into one share of 10.0% Series A Non-Cumulative Perpetual Preferred Stock of the Company (the “Series A preferred stock”). The Series A preferred stock ranks senior to our common stock and pari passu to the Series B preferred stock (as defined below) issued in our initial public offering as to dividend rights and rights upon liquidation, dissolution and/or winding up. Dividends will be paid on the Series A preferred stock only when, as and if declared by our board of directors at a rate of 10% per annum (payable quarterly). The Series A preferred stock has a liquidation preference of $100 per share. In addition, the Series A preferred stock is not convertible into any other security of the Company. The Series A preferred stock is redeemable at the option of the Company at any time after the fifth anniversary of the original issue date at a redemption price equal to the liquidation preference, plus any declared but unpaid dividends, subject to the requisite approval of the Federal Reserve, if any. The definitive terms of the Series A preferred stock are subject to the certificate of designation filed with our amended and restated certificate of formation.

The Tectonic Merger will be accounted for as a combination of businesses under common control in accordance with ASC Topic 805-50, Transactions Between Entities Under Common Control. Under ASC 805-50, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts. Audited financial statements for Tectonic Holdings for the years ended December 31, 2018 and 2017 are included in our prospectus, filed with the SEC on May 13, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), relating to our initial public offering (the “IPO Prospectus”).  Unaudited financial statements for Tectonic Holdings as of and for the three months ended March 31, 2019 and unaudited pro forma financial information and financial statements for the three months ended March 31, 2019, as required, are attached to this Form 10-Q as Exhibits 99.1 and, 99.2, respectively.

On March 25, 2019, the Company and Tectonic Holdings entered into a loan agreement for $1.25 million, with an interest rate of 5.00% and maturity date of January 1, 2026. The outstanding balance on March 31, 2019 was $1.25 million and for the three months ended March 31, 2019, the Company paid interest totaling $1,199 to Tectonic Holdings. In connection with the Tectonic Merger, this note was cancelled.

Following the Tectonic Merger, the Company operates through four main subsidiaries: (i) the Bank, which is held through T Bancshares, Inc., (ii) Sanders Morris, (iii) Tectonic Advisors, and (iv) HWG. We believe that the combination of financial services offered through our subsidiaries allows us to provide better service to our combined client base, and can be leveraged to reduce our client acquisition costs and create shareholder value through our integrated financial services platform.

Initial Public Offering

On May 14, 2019, the Company completed its initial public offering of 1,500,000 shares of its 9.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B preferred stock”) at a price to the public of $10.00 per share. On May 29, 2019, the underwriters exercised their option to purchase 225,000 additional shares of Series B preferred stock at the initial offering price (less underwriting discounts). The initial public offering resulted in net proceeds to the Company of approximately $16.1 million, net of underwriting discounts and fees. The Series B preferred stock began trading on the NASDAQ Capital Market on May 28, 2019 under the symbol “TECTP.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as with our consolidated financial statements and notes thereto appearing in our Prospectus, filed with the SEC on May 13, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), relating to our initial public offering (the “IPO Prospectus”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our IPO Prospectus, including the following:

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	integration risks associated with the Tectonic Merger and other unknown risks;
●	risks associated with having one referral source, Cain Watters, comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the state of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental loans);
●	our ability to continue to originate loans (including SBA loans);
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	the adequacy of our allowance for loan losses;
●	regulatory scrutiny related to our commercial real estate loan portfolio;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	our inability to identify and address potential conflicts of business;
●	failure to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	our ability to raise additional capital;
●	the soundness of other financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●

compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements; the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;

●	regulation of broker-dealers and investment advisors;

●	the enactment of regulations relating to privacy, information security and data protection;
●	legal and regulatory examinations, proceedings, investigations and inquiries, fines and sanctions;
●	the development of an active, liquid market for our common stock;
●	fluctuations in the market price of our common stock;
●	our ability to pay dividends;
●	risks related to being a “controlled company” under NASDAQ rules; and
●	the costs and expenses of being a public company.

You should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law.

General

We are a financial holding company headquartered in Dallas, Texas and our principal operating subsidiary is the Bank. The Company was established in October 2016 for the purpose of acquiring TBI and the Bank pursuant to the terms of an Agreement and Plan of Merger, dated November 10, 2016, between the Company and TBI, and joined in by Tectonic Advisors. The acquisition was completed on May 15, 2017.

The following discussion and analysis presents our consolidated financial condition as of March 31, 2019 and December 31, 2018, and our consolidated results of operations for the three months ended March 31, 2019 and 2018. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements included within the Form S-1 Registration Statement and Forms S-1/A as filed with the SEC.

Critical Accounting Policies and Estimates

We prepare consolidated financial statements based on accounting principles generally accepted in the United States (“GAAP”) and to customary practices within the financial services industry. These policies, in certain areas, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time we make the accounting estimate and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. Accounting policies related to the allowance for loan losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management.

Performance Summary

Net income was $1.4 million for the three months ended March 31, 2019, an increase of $784,000, or 138.0%, compared to $568,000 for the three months ended March 31, 2018. The increase in net income was largely due to net earnings of $684,000 contributed by The Nolan Company, which was acquired by the Company on January 2, 2019. See note 19 of the consolidated financial statements (unaudited) for additional information on the acquisition. For the three months ended March 31, 2019, return on average assets was 1.75%, compared to 0.83% for the same period in the prior year, and return on average equity was 18.39%, compared to 8.97% for the same period in the prior year.

Net interest income was $2.7 million for the three months ended March 31, 2019, compared to $2.6 million for the same period in the prior year. Net interest margin decreased from 4.20% for the three months ended March 31, 2018 to 3.81% for the three months ended March 31, 2019.

Non-interest income for the three months ended March 31, 2019 totaled $4.1 million, an increase of $1.7 million, or 70.8%, compared to $2.4 million for the same period in the prior year.

Non-interest expense for the three months ended March 31, 2019 totaled $5.0 million, an increase of $1.0 million, or 25.0%, compared to $4.0 million for the same period in the prior year.

A provision for loan loss of $83,000 was recorded for the three months ended March 31, 2019, a decrease of $161,000, compared to $244,000 for the same period in the prior year.

Total assets grew by $4.6 million, or 1.5%, to $310.6 million as of March 31, 2019, from $306.0 million as of December 31, 2018. This increase was primarily due to an increase in SBA loans. Our loans held for investment, net of allowance for loan losses increased $4.1 million, or 1.7%, to $238.1 million as of March 31, 2019, from $234.0 million as of December 31, 2018. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $1.5 million, or 5.2% to $30.1 million as of March 31, 2019, from $28.6 million as of December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Details of the changes in the various components of net income are discussed below.

Net Interest Income

Net interest income is the difference between interest income on interest-earning assets, such as loans, investment securities, and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in net interest income result from changes in volume and spread, and are reflected in the net interest margin, as well as changes in average interest rates. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The following table presents the changes in net interest income and identifies the changes due to differences in the average volume of interest-earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.  The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended March 31, 2019 vs March 31, 2018
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$20	$12	$32
Securities	(41)	3	(38)
Loans, net of unearned discount (1)	165	474	639
Total earning assets	144	489	633

Savings and interest-bearing demand	(1)	(1)	(2)
Money market deposit accounts	79	14	93
Time deposits	308	142	450
FHLB and other borrowings	54	(88)	(34)
Subordinated notes	-	56	56
Total interest-bearing liabilities	440	123	563

Changes in net interest income	$(296)	$366	$70

(1)	Average loans include non-accrual.

Net interest income for the three months ended March 31, 2019 and 2018 was $2.7 million and $2.6 million, respectively. Net interest margin for the three months ended March 31, 2019 and 2018 was 3.81% and 4.20%, a decrease of 39 basis points. When we acquired the Bank, we applied purchase accounting to value the Bank’s assets at “fair value,” which resulted in a discount or premium being applied to certain loans. As a result, net interest margin may fluctuate from quarter to quarter, driven in part by the prepayment of loans with associated discounts (resulting in a gain and higher net interest margin) and premiums (resulting in a loss and lower net interest margin). In the first quarter of 2018, loan payoffs with associated net discounts resulted in additional income of $201,000, compared to $32,000 for loan payoffs with net discounts in the first quarter of 2019. In addition, TBI borrowings increased approximately $2.0 million in March 2018, which increased the cost of the Company’s interest-bearing liabilities during the three months ended March 31, 2019, compared to the same period in the prior year.

The average volume of loans increased $31.1 million, or 14.1%, from $220.2 million for the three months ended March 31, 2018, to $251.3 million for the three months ended March 31, 2019, and the average yield for loans increased 30 basis points from 5.88% for the three months ended March 31, 2018 to 6.18% for the three months ended March 31, 2019. The average yield on loans was positively impacted by the increases in market interest rates.

Average interest-bearing deposits increased $25.4 million, which included an increase in time deposits and money market deposit accounts of $22.8 million and $3.9 million, respectively, offset by $1.3 million decrease in savings and interest-bearing demand deposits. The average rate paid on interest-bearing deposits increased 88 basis points from 1.31% for the three months ended March 31, 2018 to 2.19% for the three months ended March 31, 2019.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019			2018
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$11,168	$68	2.47%	$9,276	$36	1.57%
Securities	21,966	209	3.86%	21,614	247	4.63%
Loans, net of unearned discount (1)	251,316	3,831	6.18%	220,221	3,192	5.88%
Total earning assets	284,450	4,108	5.86%	251,111	3,475	5.61%
Cash and other assets	23,499			21,353
Allowance for loan losses	(876)			(391)
Total assets	$307,073			$272,073
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$7,172	7	0.40%	$8,502	9	0.43%
Money market deposit accounts	53,768	197	1.49%	49,899	104	0.85%
Time deposits	151,228	942	2.53%	128,387	492	1.55%
Total interest-bearing deposits	212,168	1,146	2.19%	186,788	605	1.31%
FHLB and other borrowings	8,558	74	3.51%	18,739	108	2.34%
Subordinated notes	12,000	218	7.37%	8,920	162	7.37%
Total interest-bearing liabilities	232,726	1,438	2.51%	214,447	875	1.65%
Non-interest-bearing deposits	42,513			29,981
Other liabilities	2,446			2,319
Total liabilities	277,685			246,747
Shareholders’ equity	29,388			25,326
Total liabilities and shareholders’ equity	$307,073			$272,073

Net interest income		$2,670			$2,600
Net interest spread			3.35%			3.96%
Net interest margin			3.81%			4.20%

(1) Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the three months ended March 31, 2019 and 2018, we recorded a provision for loan losses of $83,000 and $244,000, respectively. There were net charge-offs of $18,000 for the three months ended March 31, 2019, compared to net charge-offs of $67,000 for the same period in the prior year.

Non-interest Income

The components of non-interest income were as follows:

	Three Months ended March 31,
(In thousands)	2019	2018
Trust services	$2,278	$2,292
Loan servicing fees, net	(100)	(90)
Service fees and other income	1,842	79
Rental income	82	70
Total	$4,102	$2,351

Non-interest income increased $1.8 million, or 74.5%, to $4.1 million for the three months ended March 31, 2019 from $2.4 million for the same period in the prior year. The increase was primarily due to the service fees recorded as a result of the acquisition of The Nolan Company.

Trust income is earned for trust services on the value of managed and non-managed assets held in custody. For the three months ended March 31, 2019, trust income decreased $14,000, or 0.6%, compared to the same period in the prior year. The monthly fee income decreased slightly between the two periods due to a slight decrease in market value of the trust assets during the three months ended March 31, 2019, compared to the same period in the prior year.

Loan servicing fees, net of servicing asset amortization and valuation allowance, decreased $10,000, or 11.1%, for the three months ended March 31, 2019, compared to the same period in the prior year. Loan servicing fees are collected for servicing the loans sold to investors. A servicing asset is recorded for the right to service these loans and is amortized to expense over the life of the loans. The servicing assets are valued quarterly and are written down to market value if necessary. For the three months ended March 31, 2019, servicing fee income decreased $41,000 from the same period in the prior year, as a result of the Company electing to hold the guaranty portion of SBA loans in its loan portfolio. The valuation allowance was $38,000 higher than for the same period in the prior year, primarily due to higher market prepayment speeds. The decrease in income was partly offset by a decrease in the servicing asset amortization of $69,000. The servicing asset amortization associated with paid off loans was $56,000 lower for the three months ended March 31, 2019, compared to the same period in the prior year.

Service fees includes fees for deposit-related services, and beginning in January 2019, third party administrative fees related to the acquisition of The Nolan Company. Service fees for the three months ended March 31, 2019 increased $1.8 million, compared to the same period in the prior year, which was entirely due to the administrative fees recorded for services provided by The Nolan Company.

The Company receives monthly rental income from tenants leasing space in the Bank building. For the three months ended March 31, 2019, rental income increased $12,000, or 2.3%, to $82,000 compared to the same period in the prior year.

Non-interest Expense

The components of non-interest expense were as follows:

	Three Months ended March 31,
(In thousands)	2019	2018
Salaries and employee benefits	$2,272	$1,491
Occupancy and equipment	290	232
Trust expenses	1,580	1,630
Professional fees	331	110
Data processing	229	254
Other	271	265
	$4,973	$3,982

Non-interest expense increased $991,000, or 136.7%, to $5.0 million for three months ended March 31, 2019, from $4.0 million for the same period in the prior year. The increase was largely due to a $900,000 increase in non-interest expenses related to the acquisition of The Nolan Company.

Salaries and employee benefits include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Monthly salaries and employee benefits has increased due to increase in staff, primarily in the loan production and operational support areas of the Company, increase in incentive bonuses, increase in health insurance premium rates and normal annual merit increases. Salaries and employee benefits increased $781,000, or 52.4%, compared to the same period in the prior year. The acquisition of The Nolan Company accounted for $705,000 of this increase. The remaining increase was due to an increase in the number of employees in the trust area, increases in incentive bonuses, annual merit increases and rate increases for medical benefits.

Occupancy and equipment expense increased $58,000, or 25.0%, to $290,000, for the three months ended March 31, 2019, compared to the same period in the prior year. The acquisition of The Nolan Company accounted for $72,000 of the increase, partly offset by decrease in building maintenance expense.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. The trust expenses decreased $50,000, or 3.1%, to $1.6 million for the three months ended March 31, 2019, compared to the same period in the prior year, due to a slight decrease in the average market value of trust assets over the periods.

Professional fees, which include consulting, payroll, audit and legal fees, increased $221,000, or 200.9%, to $331,000 for the three months ended March 31, 2019, compared to the same period in the prior year. The increase was due to $98,000 related to the acquisition of The Nolan Company, $52,000 increase in consulting expense related to the implementation of the participant directed retirement plan platform for Trust clients, $26,000 increase in legal expense related to the trust platform and the acquisition of The Nolan Company, $20,000 increase in payroll expense resulting from joining a professional employer organization (PEO) in June 2018, and $16,000 increase in audit and tax services accrual.

Data processing includes costs related to the Company’s operating systems. Data processing expense decreased $25,000, or 9.8%, to $229,000 for the three months ended March 31, 2019, compared to the same period in the prior year. The decrease was due to lower trust data processing fees related to the merger of ten common funds with other funds during 2018, partly offset by an increase of $12,000 related to the acquisition of The Nolan Company.

Other expenses include costs for insurance, FDIC and OCC assessments, director fees and other operational expenses. Other expenses increased $6,000, or 2.3%, to $271,000 for the three months ended March 31, 2019, compared to the same period in the prior year. The increase included $14,000 for expenses related to the acquisition of The Nolan Company, and $20,000 for fraudulent activity, among other things. The increases were partly offset by $20,000 decrease in FDIC insurance premiums, and $4,000 decrease in public relations, among other things.

Income Taxes

The income tax expense for the three months ended March 31, 2019 and 2018 was $364,000 and $157,000, respectively. The effective income tax rate was 21.2% for the three months ended March 31, 2019, compared to 21.7% for the same period in the prior year.

Financial Condition

Investment Securities

The primary purpose of the Company’s investment portfolio is to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against borrowings, and to control interest rate risk. In managing the portfolio, the Company seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

As of March 31, 2019, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $980,450 as of March 31, 2019 and December 31, 2018, and FHLB stock, having an amortized cost and fair value of $952,900 and $945,900 as of March 31, 2019 and December 31, 2018, respectively.

The weighted average yield for total securities was 3.86% for the three months ended March 31, 2019, compared to 4.63% for the same period in the prior year. The yield was lower for the three months ended March 31, 2019 primarily due to the payoff in 2018 of two PACE assets totaling $1.0 million with a weighted average rate of 7.08%. Both PACE assets earned interest through June 2018.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of March 31, 2019		As of December 31, 2018
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$8,962	$8,897	$9,233	$9,008
Mortgage-backed securities	2,477	2,474	2,536	2,496
Total securities available for sale	$11,439	$11,371	$11,769	$11,504

Securities held to maturity:
Property assessed clean energy	$7,612	$7,612	$7,722	$7,722

Securities, restricted:
Other	$1,933	$1,933	$1,926	$1,926

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of March 31, 2019. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$4,627	2.54%	$3,976	2.62%	$359	3.62%	$8,962	2.62%
Mortgage-backed securities	-	-	-	-	1,275	2.84	1,202	2.68	2,477	2.76
Total	$-	-%	$4,627	2.54%	$5,251	2.67%	$1,561	2.90%	$11,439	2.65%
Securities held to maturity:
Property assessed clean energy	$-	-%	$69	4.53%	$3,938	5.84%	$3,605	7.25%	$7,612	6.49%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$1,933	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $4.2 million, or 1.8%, to $239.1 million at March 31, 2019, compared to $234.9 million at December 31, 2018. SBA loans comprise the largest group of loans in our portfolio totaling $97.7 million, or 40.9% of the total loans at March 31, 2019, compared to $91.6 million, or 39.0% at December 31, 2018. Commercial and industrial loans totaled $88.9 million, or 37.9% of the total loans at March 31, 2019, compared to $88.9 million, or 37.9%, at December 31, 2018. Commercial and construction real estate loans totaled $40.2 million, or 16.8%, of the total loans at March 31, 2019, compared to $39.9 million, or 17.0%, at December 31, 2018. The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	March 31, 2019		December 31, 2018
Commercial and industrial	$88,710	37.1%	$88,915	37.9%
Consumer installment	4,008	1.7%	3,636	1.5%
Real estate – residential	5,518	2.3%	7,488	3.2%
Real estate – commercial	35,066	14.7%	35,221	15.0%
Real estate – construction and land	5,157	2.1%	4,653	2.0%
SBA 7(a) guaranteed	37,329	15.6%	33,884	14.4%
SBA 7(a) unguaranteed	42,685	17.9%	44,326	18.9%
SBA 504	17,699	7.4%	13,400	5.7%
USDA	2,884	1.2%	3,367	1.4%
Other	1	-%	17	-%
Total Loans	$239,057	100.0%	$234,907	100.0%

The Company records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $16.3 million at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019, the Company elected to reclassify $5.9 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2019, our loan portfolio included $75.9 million of loans, approximately 31.7% of our total funded loans, to the dental industry, as compared to $76.2 million, or 32.4% of total funded loans, as of December 31, 2018. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have been paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of March 31, 2019, 42.3% of the loan portfolio, or $99.3 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding as March 31, 2019 and December 31, 2018, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of March 31, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$10,902	$6,747	$15,641	$55,420	$-	$88,710
Consumer installment	2,937	461	-	610	-	4,008
Real estate – residential	2,232	3,184	-	102	-	5,518
Real estate – commercial	1,658	4,446	19,157	4,456	5,349	35,066
Real estate – construction and land	4,317	738	102	-	-	5,157
SBA 7(a) guaranteed	32,563	135	4,072	559	-	37,329
SBA 7(a) unguaranteed	37,522	45	3,540	1,136	442	42,685
SBA 504	4,710	-	11,895	-	1,094	17,699
USDA	2,441	-	443	-	-	2,884
Other	1	-	-	-	-	1
Total	$99,283	$15,756	$54,850	$62,283	$6,885	$239,057

	As of December 31, 2018
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$9,471	$7,541	$16,400	$55,503	$-	$88,915
Consumer installment	728	2,288	-	620	-	3,636
Real estate – residential	1,641	5,041	746	60	-	7,488
Real estate – commercial	3,184	4,422	19,074	3,146	5,395	35,221
Real estate – construction and land	3,912	741	-	-	-	4,653
SBA 7(a) guaranteed	29,082	141	4,091	570	-	33,884
SBA 7(a) unguaranteed	39,947	47	2,306	776	1,250	44,326
SBA 504	4,226	-	8,074	-	1,100	13,400
USDA	2,432	-	935	-	-	3,367
Other	17	-	-	-	-	17
Total	$94,640	$20,221	$51,626	$60,675	$7,745	$234,907

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is less than their average contractual terms due to prepayments.

Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans.

Non-performing Assets

Our primary business is lending as outlined above. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur.

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, other real estate owned and foreclosed assets. Non-performing assets totaled $1.6 million as of March 31, 2019, as compared to $2.5 million as of December 31, 2018. As of March 31, 2019, non-performing assets consisted of SBA non-accrual loans totaling $1.36 million, of which $1.1 million was guaranteed by the SBA, and other real estate owned totaling $275,000. As of December 31, 2018, non-performing assets consisted solely of SBA non-accrual loans totaling $2.5 million, of which $2.3 million was guaranteed by the SBA. There were no foreclosed assets as of December 31, 2018.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. There were no loans past due 90 days and still accruing interest as of March 31, 2019 and December 31, 2018.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	March 31, 2019		December 31, 2018
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
SBA	$1,359	0.44%	$2,545	0.83%
Total non-accrual loans	$1,359	0.44%	$2,545	0.83%
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	275	0.09	-	-
Total non-performing assets	$1,634	0.53%	$2,545	0.83%
Restructured loans on non-accrual	$-	-	$-	-

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of March 31, 2019 and December 31, 2018, we had no loans considered to be a troubled debt restructuring.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance, which includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in our loan portfolio.

In estimating the specific and general exposure to loss on impaired loans, we have considered a number of factors, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral.

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on acquired non-credit impaired loans. As of March 31, 2019 and December 31, 2018, we had no acquired loans requiring an allowance for loan loss.

The entire loan portfolio acquired in the acquisition on May 15, 2017 was initially recorded at fair value with no carryover of the related allowance for credit losses. The allowance for loan losses represents the calculated reserve for new loans originated since the acquisition. The allowance for loan losses totaled $939,000 and $874,000, based upon measured loan portfolio balances of $134.7 million and $121.2 million, at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company had charge-offs of $18,000 and recoveries were insignificant. For the three months ended March 31, 2018, the Company had charge-offs of $77,000, and recoveries of $10,000. The total reserve percentage of loans originated post-merger decreased to 0.70% at March 31, 2019, from 0.72% at December 31, 2018. The loans acquired in the acquisition in May 2017 were discounted to fair value. The discount balance is compared to a calculated allowance for those loans, and as long as the discount is higher, no allowance for loan loss is recognized. There was no allowance for loan loss recognized as of March 31, 2019 and 2018 for the loans acquired.

Based on an analysis performed by management at March 31, 2019, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	For the Three Months Ended March 31,
(In thousands, except percentages)	2019	2018
Balance at January 1,	$874	$386
Charge-offs:
SBA 7(a)	18	77
Total charge-offs	18	77
Recoveries:
SBA 7(a)	-	10
Total recoveries	-	10
Net charge-offs	18	67
Provision for loan losses	83	244
Balance at March 31,	$939	$563

Loans at period-end	$239,057	$203,152
Average loans for period	251,316	220,221

Net charge-offs/average loans (annualized)	0.03%	0.12%
Allowance for loan losses/period-end loans	0.39	0.28
Total provision for loan losses/average loans	0.03%	0.11%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	March 31, 2019		December 31, 2018
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$423	37.1%	$419	37.9%
Consumer installment	27	1.7	27	1.5
Real estate – residential	20	2.3	27	3.2
Real estate – commercial	225	14.7	210	15.0
Real estate – construction and land	38	2.1	34	2.0
SBA	206	40.9	157	39.0
USDA	-	1.2	-	1.4
Other	-	-	-	-
Total allowance for loan losses	$939	100.0%	$874	100.0%

Sources of Funds

General

Deposits, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, and other general purposes. Loan repayments are generally a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate with prevailing interests rates, markets and economic conditions, and competition.

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.

The following table illustrates the change in our deposits between periods:

(In thousands, except percentages)	March 31, 2019	December 31, 2018	$ Change	% Change
Non-interest-bearing deposits	$34,857	$46,058	$(11,201)	(24.3)%
Interest-bearing demand (NOW) accounts	3,265	3,242	23	0.7
Money market accounts	61,973	51,815	10,158	19.6
Savings accounts	4,257	4,561	(304)	(6.7)
Time deposits $100,000 and over	146,829	144,177	2,652	1.8
Time deposits under $100,000	5,594	5,436	158	2.9
Total deposits	$256,775	$255,289	$1,486	0.6%

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the three months ended March 31
	2019			2018
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$42,513	16.7%	0.00%	$29,981	13.8%	0.00%
NOW accounts	2,853	1.1	0.28	3,339	1.5	0.24
Money market accounts	53,768	21.1	1.49	49,899	23.0	0.85
Savings accounts	4,319	1.7	0.47	5,163	2.4	0.55
Time deposits $100,000 and over	145,640	57.2	2.54	124,442	57.5	1.56
Time deposits under $100,000	5,588	2.2	2.18	3,945	1.8	1.23
Total deposits	$254,681	100.00%	1.82%	$216,769	100.00%	1.13%

Borrowings

The Company’s FHLB borrowed funds totaled $5.0 million as of March 31, 2019 and December 31, 2018. The Company has a credit line with the FHLB with borrowing capacity of $27.3 million secured by commercial loans and securities with collateral values of $17.6 million and $9.7 million, respectively. The Company determines its borrowing needs and renews the advances accordingly at varying terms. As of March 31, 2019, the Company had an overnight advance of $5.0 million with an interest rate of 2.75%, which was renewed daily, until on April 25, 2019, the Company renewed it into a three month fixed term advance with an interest rate of 2.54% and maturity date of July 25, 2019.

The Company also has a credit line with the FRB with borrowing capacity of $18.9 million, which is secured by commercial loans. There were no outstanding borrowings as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. Principal and interest payments are due quarterly.

As of March 31, 2019 and December 31, 2018, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

On March 25, 2019, the Company and Tectonic Holdings entered into a loan agreement for $1.25 million, with an interest rate of 5.00% and maturity date of January 1, 2026. The outstanding balance on March 31, 2019 was $1.25 million and for the three months ended March 31, 2019, the Company paid interest totaling $1,199 to Tectonic Holdings. In connection with the Tectonic Merger, this note was cancelled.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $1.5 million to $30.1 million as of March 31, 2019, from $28.6 million as of December 31, 2018. The increase was due to net income of $1.4 million for the three months ended March 31, 2019, a $155,000 net after-tax increase in the market value of the securities available for sale and a $13,000 increase in additional paid-in capital related to stock compensation expense.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2019, the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the OCC.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	March 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$17,900	6.07%	$18,767	6.62%
Common Equity Tier 1 (to Risk Weighted Assets)	17,900	7.75	18,767	8.37
Tier 1 Capital (to Risk Weighted Assets)	17,900	7.75	18,767	8.37
Total Capital (to Risk Weighted Assets)	30,840	13.35	31,645	14.12

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$31,014	10.54%	$29,242	10.32%
Common Equity Tier 1 (to Risk Weighted Assets)	31,014	13.45	29,242	13.06
Tier 1 Capital (to Risk Weighted Assets)	31,014	13.45	29,242	13.06
Total Capital (to Risk Weighted Assets)	31,953	13.86	30,116	13.45

Liquidity

Our liquidity relates to our ability to maintain a steady flow of funds to support our ongoing operating, investing and financing activities. Our board of directors establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and forecasts, incorporating this information into a detailed projected cash flow model.

The Bank’s liquidity is monitored by its management, the Asset-Liability Committee and the Board of Directors who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Company’s primary sources of funds are retail, small business, custodial, wholesale commercial deposits, loan repayments, maturity of investment securities, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Company will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

The Company had cash and cash equivalents of $12.9 million, or 4.2% of total assets, as of March 31, 2019. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of March 31, 2019, the Company’s established credit line with the FHLB was $27.3 million, or 8.8% of assets, of which $5.0 million was utilized. The established credit line with the FRB was $18.9 million, or 6.1% of assets, of which none was utilized or outstanding as of March 31, 2019. The Company’s trust operations serve in a fiduciary capacity for approximately $1.3 billion in total market value of assets as of March 31, 2019. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund. As of March 31, 2019, approximately $22.9 million of cash could be held at the Bank in deposit accounts fully insured by the FDIC. As of March 31, 2019, deposits of $12.6 million were held at the Bank, leaving $10.3 million which is available to the Bank.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We follow the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of credit extended is based on management’s credit evaluation of the customer and, if deemed necessary, may require collateral.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

As of March 31, 2019, we had commitments to extend credit and standby letters of credit of approximately $19.2 million and $162,000, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability management policy provides management with guidelines for effective funds management and we have established a measurement system for monitoring the net interest rate sensitivity position.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business. We use no off-balance-sheet financial instruments to manage interest rate risk.

Our exposure to interest rate risk is managed by the Bank’s Asset Liability Committee in accordance with policies approved by the Bank’s board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, liquidity, business strategies and other factors.

The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a semi-annual basis, we run various stress tests to measure the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of March 31, 2019
Change in Interest Rates (basis points)	$ Change in Net Interest Income	% Change in Fair Value of Equity
	(Dollars in thousands)
+400	$2,132	14.38%
+300	1,602	10.16
+200	1,071	6.28
+100	540	2.93
Base
-100	(513)	(2.48)

We consider the likelihood of a decrease in interest rates beyond 100 basis points after March 31, 2019 as reasonably unlikely given current interest rate levels.

We have found that, historically, interest rates on deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets verses interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this prospectus have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective at the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business’s financial condition or results of operations of the Company on a consolidated basis.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by the Company in its IPO Prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on May 13, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2019, subsequent to the period covered by this Form 10-Q, we sold 1,500,000 shares of our Series B preferred stock in our initial public offering, and on May 29, 2019, we sold 225,000 shares of our Series B preferred stock pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $10.00 per share, for aggregate estimated net proceeds of approximately $16.1 million, after deducting underwriting discounts and commissions. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-230949), which was declared effective by the SEC on May 10, 2019. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Sandler O’Neill + Partners, L.P. acted as the lead book-running manager, Sanders Morris Harris LLC acted as joint book-running manager and American Capital Partners acted as co-manager.

The offering commenced on May 10, 2019, did not terminate until the sale of all of the shares offered, and was closed on May 14, 2019. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus, filed with the SEC on May 13, 2019 pursuant to Rule 424(b)(4). We paid off the bank stock loan totaling $1.9 million on May 31, 2019. We intend to use approximately $8.0 million of the remaining net proceeds to offer to repurchase in full, as promptly as practicable following the completion of this offering and subject to the receipt any requisite regulatory approvals, our outstanding shares of Series A preferred stock. We intend to contribute the remaining proceeds to the Bank to support its capital position, to finance potential strategic acquisitions to the extent such opportunities arise and for other general corporate purposes, which could include other growth initiatives.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

2.1

Amended and Restated Agreement and Plan of Merger by and between T Acquisition, Inc. and Tectonic Holdings, LLC, dated March 28, 2019 (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tectonic Financial agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request)(incorporated by reference from Exhibit 2.1 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019)

3.1

Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the SEC on May 9, 2019 (File No. 333-230949))

3.2

Certificate of Designation of 10.0% Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))

3.3

Certificate of Designation of 9.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))

3.4	Certificate of Amendment to effect Reverse Stock Split (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))
3.5	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**
99.1	Unaudited consolidated financial statements of Tectonic Holdings, LLC as of March 31, 2019 and for the three months ended March 31, 2019 and 2018
99.2

Unaudited pro forma combined condensed consolidated balance sheet as of March 31, 2019 and unaudited pro forma combined condensed consolidated statements of income for the three months ended March 31, 2019 and the year ended December 31, 2018

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECTONIC FINANCIAL, INC.

Date: June 24, 2019	By:	/s/ A. Haag Sherman
A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage
Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer