Form 10-Q
period 2019-06-30
Tectonic Financial, Inc.
filed 2019-08-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2019 was 6,568,750 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In thousands, except share amounts)	(unaudited)	(unaudited)
ASSETS
Cash and due from banks	$6,378	$4,372
Interest-bearing deposits	12,645	13,867
Federal funds sold	523	219
Total cash and cash equivalents	19,546	18,458
Securities available for sale	11,051	11,504
Securities held to maturity	7,474	7,722
Securities, restricted at cost	1,940	1,926
Securities, not readily marketable	100	100
Loans held for sale	17,904	16,345
Loans, net of allowance for loan losses of $1,107 and $874, respectively	253,030	234,033
Bank premises and equipment, net	5,551	5,607
Core deposit intangible, net	1,280	1,381
Goodwill	10,729	8,379
Other assets	7,438	6,207
Total assets	$336,043	$311,662

LIABILITIES
Demand deposits:
Non-interest-bearing	$37,521	$41,142
Interest-bearing	63,615	59,618
Time deposits	150,111	149,613
Total deposits	251,247	250,373
Borrowed funds	10,000	6,915
Subordinated notes, net of unamortized issuance costs	12,000	12,000
Deferred tax liabilities	495	534
Other liabilities	6,318	4,367
Total liabilities	280,060	274,189

SHAREHOLDERS’ EQUITY

Preferred stock 10.0% Series A non-cumulative, perpetual ($0.01 par value; 80,338 shares authorized, 80,338 shares issued and outstanding at June 30, 2019 and December 31, 2018)	1	1
Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at June 30, 2019, no shares issued and outstanding at December 31, 2018)	17	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at June 30, 2019 and December 31, 2018)	66	66
Additional paid-in capital	47,032	31,485
Retained earnings	8,811	6,130
Accumulated other comprehensive income (loss)	56	(209)
Total shareholders’ equity	55,983	37,473
Total liabilities and shareholders’ equity	$336,043	$311,662

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and share amounts)	2019	2018	2019	2018
Interest Income
Loan, including fees	$4,174	$3,277	$8,005	$6,470
Securities	205	223	414	470
Federal funds sold	3	2	6	4
Interest-bearing deposits	84	44	149	78
Total interest income	4,466	3,546	8,574	7,022
Interest Expense
Deposits	1,198	711	2,344	1,316
Borrowed funds	284	314	574	584
Total interest expense	1,482	1,025	2,918	1,900
Net interest income	2,984	2,521	5,656	5,122
Provision for loan losses	400	77	483	321
Net interest income after provision for loan losses	2,584	2,444	5,173	4,801
Non-interest Income
Trust income	1,250	1,170	2,431	2,330
Advisory income	2,466	2,040	4,668	4,039
Brokerage income	2,894	1,897	4,956	4,314
Service fees and other income	1,096	212	2,734	2,004
Rental income	81	71	163	142
Total non-interest income	7,787	5,390	14,952	12,829
Non-interest Expense
Salaries and employee benefits	4,869	3,337	9,252	6,944
Occupancy and equipment	636	487	1,249	987
Trust expenses	499	490	976	989
Brokerage and advisory direct costs	451	323	870	788
Professional fees	418	191	863	369
Data processing	220	256	449	510
Other	679	619	1,309	1,228
Total non-interest expense	7,772	5,703	14,968	11,815
Income before Income Taxes	2,599	2,131	5,157	5,815
Income tax expense	407	219	771	376
Net Income	2,192	1,912	4,386	5,439
Preferred stock dividends	204	201	405	402
Net income available to common stockholders	$1,988	$1,711	$3,981	$5,037

Earnings per common share:
Basic	$0.30	$0.26	$0.61	$0.77
Diluted	0.30	0.26	0.61	0.77

Weighted average common shares outstanding	6,568,750	6,568,750	6,568,750	6,560,725
Weighted average diluted shares outstanding	6,568,750	6,568,750	6,568,750	6,560,725

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net Income	$2,192	$1,912	$4,386	$5,439
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available for sale	139	(72)	337	(265)
Tax effect	29	(15)	72	(56)
Other comprehensive income (loss)	110	(57)	265	(209)
Comprehensive Income	$2,302	$1,855	$4,651	$5,230

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$-	$-	$65	$23,074	$1,903	$(58)	$24,984
Issuance of 10.0% Series A non-cumulative perpetual preferred stock	1	-	-	8,033	-	-	8,034
Net effect of Tectonic Merger	-	-	-	28	(2,241)	-	(2,213)
Total shareholders’ equity at January 1, 2018, as adjusted	1	-	65	31,135	(338)	(58)	30,805
Issuance of 51,250 shares of common stock	-	-	1	249	-	-	250
Contributions prior to Tectonic Merger	-	-	-	-	250	-	250
Distributions prior to Tectonic Merger	-	-	-	-	(1,300)	-	(1,300)
Dividends paid on Series A preferred stock	-	-	-	-	(402)	-	(402)
Net income	-	-	-	-	5,439	-	5,439
Other comprehensive loss	-	-	-	-	-	(209)	(209)
Stock based compensation	-	-	-	53	-	-	53
Balance at June 30, 2018	$1	$-	$66	$31,437	$3,649	$(267)	$34,886

Balance at January 1, 2019	$-	$-	$66	$23,380	$5,391	$(209)	$28,628
Issuance of 10.0% Series A non-cumulative perpetual preferred stock	1	-	-	8,033	-	-	8,034
Net effect of Tectonic Merger	-	-	-	72	739	-	811
Total shareholders’ equity at January 1, 2019, as adjusted	1	-	66	31,485	6,130	(209)	37,473
Issuance of 9.00% fixed-to-floating rate Series B non-cumulative perpetual preferred stock	-	17	-	15,489	-	-	15,506
Distributions prior to Tectonic Merger	-	-	-	-	(1,300)	-	(1,300)
Dividends paid on Series A preferred stock	-	-	-	-	(405)	-	(405)
Net income	-	-	-	-	4,386	-	4,386
Other comprehensive income	-	-	-	-	-	265	265
Stock based compensation	-	-	-	58	-	-	58
Balance at June 30, 2019	$1	$17	$66	$47,032	$8,811	$56	$55,983

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$4,386	$5,439
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	483	321
Depreciation and amortization	317	297
Accretion of discount on loans	(6)	(5)
Core deposit intangible amortization	101	101
Securities premium amortization, net	40	32
Origination of loans held for sale	(14,413)	(11,592)
Proceeds from payments and sales of loans held for sale	186	168
Stock based compensation	58	53
Deferred income taxes	(110)	(182)
Servicing asset amortization	485	469
Net change in:
Other assets	(375)	(916)
Other liabilities	502	(943)
Net cash used in operating activities	(8,346)	(6,758)
Cash Flows from Investing Activities
Acquisition of business	(2,500)	-
Purchase of securities available for sale	(149,969)	(99,995)
Principal payments, calls and maturities of securities available for sale	150,737	100,319
Principal payments of securities held to maturity	230	699
Purchase of securities, restricted	(5,323)	(4,000)
Proceeds from sale of securities, restricted	5,309	3,848
Proceeds from sales of real estate owned	275	-
Net change in loans	(7,082)	(4,167)
Purchases of premises and equipment	(112)	(36)
Net cash used in investing activities	(8,435)	(3,332)
Cash Flows from Financing Activities
Net change in demand deposits	376	(4,321)
Net change in time deposits	498	16,562
Proceeds from borrowed funds	210,559	326,848
Repayment of borrowed funds	(207,474)	(331,860)
Contributions from Tectonic Holdings members prior to Tectonic Merger	-	250
Distributions to Tectonic Holdings members prior to Tectonic Merger	(1,300)	(1,300)
Proceeds from issuance of common stock	-	250
Proceeds from issuance of preferred shares	15,506	-
Dividends paid on Series A preferred shares	(296)	(402)
Net cash provided by financing activities	17,869	6,027
Net change in cash and cash equivalents	1,088	(4,063)
Cash and cash equivalents at beginning of period	18,458	18,646
Cash and cash equivalents at end of period	$19,546	$14,583

Non Cash Transactions
Transfers from loans to other real estate owned	$275	$-
Lease liabilities incurred in exchange for right-of-use assets	$241	$-
Dividends accrued on Series A preferred shares	$109	$-

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,927	$1,807
Income taxes	$480	$480

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Significant Accounting Policies

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company that offers, through its subsidiaries, banking and other financial services including trust, investment advisory, securities brokerage, third-party administration, recordkeeping and insurance services to individuals, small businesses and institutions in all 50 states. The Company was formed in October 2016 for the purpose of acquiring T Bancshares, Inc., (“TBI”), which acquisition was completed on May 15, 2017.

On May 13, 2019, we completed a merger with Tectonic Holdings, LLC (“Tectonic Holdings”), through which expanded our financial services to include investment advisory, securities brokerage and insurance services (the “Tectonic Merger”). Pursuant to the Amended and Restated Agreement and Plan of Merger, dated March 28, 2019, by and between the Company and Tectonic Holdings (the “Tectonic Merger Agreement”), Tectonic Holdings merged with and into the Company, with the Company as the surviving institution. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock.

Following the Tectonic Merger, we operate through four main direct and indirect subsidiaries: (i) TBI, which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”) a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

We are headquartered in Dallas, Texas. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas and Plano, Texas. Our Houston office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our Dallas office, which is a branch office of Sanders Morris, is at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is in Plano at 6900 Dallas Parkway, Plano, Texas, and also includes a branch office of HWG.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers wealth management and trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain Watters & Associates L.L.C. (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the trust operations in April 2006, which has been amended from time to time, most recently in July 2016. See Note 13, Related Parties, to these consolidated financial statements for more information.

In January 2019, the Bank acquired The Nolan Company (“Nolan”), a third-party administrator (“TPA”), based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in  ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for over 800 retirement plans, 551 of which are also clients of the Bank, which is over 54% of the retirement plans we service in our trust department. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

The Company consummated the underwritten initial public offering of its 9.00% Fixed-to-Float Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B preferred stock”) in May 2019. In connection with the initial public offering, the Company issued and sold 1,725,000 shares of its Series B preferred stock, including 225,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $10.00 per share, for aggregate gross proceeds of $17.25 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $15.5 million.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. Please see Note 19, Subsequent Events, to these consolidated financial statements for more information.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TBI, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Transactions Between Entities Under Common Control (“Topic 805”). Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements, including our earnings per share calculations, have been retrospectively adjusted to reflect the effect of the Tectonic Merger. This includes the acquisition of Sanders Morris, HWG and Tectonic Advisors described below under Note 2, Tectonic Merger and Initial Public Offering of Series B Preferred Stock, for all periods subsequent to May 15, 2017, the date at which the entities were under common control. Therefore, the balance sheet as of December 31, 2018 represents the combination of the audited balance sheets of TFI and Tectonic Holdings. The historical adjustments made to combine the audited balance sheets as of December 31, 2018 have not been audited. All intercompany transactions and balances are eliminated in consolidation. In addition, the computation of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split, which the Company completed immediately after the completion of the Tectonic Merger.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018 in the audited financial statements included within our Registration Statement on Form S-1, as amended (File No 333-230949), initially filed with the SEC on April 18, 2019 (“IPO Registration Statement”).

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the full year ending December 31, 2019.

Revenue Recognition. The Company adopted FASB Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018. Topic 606 established principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company derives a portion of its revenue from loan and investment income which are specifically excluded from the scope of this standard. Of the Company’s remaining sources of income, substantially all sources of banking revenue are recognized either by transaction (ATM, interchange, wire transfer, etc.) or when the Company charges a customer for a service that has already been rendered (monthly service charges, account fees, monthly trust management fees, monthly premise rental income, etc.). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Other non-interest income primarily includes items such as gains on the sale of loans held for sale and servicing fees, none of which are subject to the requirements of Topic 606.

Revenue from contracts with customers includes fees from asset management services and commission income and fees and commissions from investment banking services. Under Topic 606, the recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the related agreement; and whether constraints on variable consideration should be applied due to uncertain future events.

Advisory Fees

Investment advisory fees: The Company provides investment advisory services on a daily basis. The Company believes the performance obligation for providing advisory services is satisfied over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fee arrangements are based on a percentage applied to the customer’s assets under management. Fees are received monthly or quarterly, and are recognized as revenue ratably over the period as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods.

Performance fees: The Company receives fees under certain of its agreements which vary based on specified performance measures, for example, when a separate account exceeds a specified benchmark or contractual hurdle over a contractual performance period. These performance fees may be paid in addition to standard investment advisory fees. Currently, all of the Company’s contracts of this nature specify a quarterly performance period. These fees are earned once account returns have exceeded these specified performance measures for the performance period, and are calculated as a percentage of account returns. These performance fees are considered variable consideration as the uncertainty is dependent on the value of the assets at future points in time as well as meeting a specified hurdle rate, both of which are highly susceptible to factors outside the Company’s influence. Currently, fees of this nature represent a relatively small portion of the Company’s advisory fee revenue. Revenues are recognized in the period following the conclusion of the performance period specified in the respective contract since this is the point at which the Company can conclude that a significant reversal will not occur. Therefore, performance fees recognized in the current period are primarily related to performance obligations that have been satisfied in prior periods.

Other advisory fees: The Company provides advisory services on an ongoing basis, which may include: operational advice, advice to management on strategic and other initiatives and/or advice on prospective mergers and acquisitions. Revenue is recognized over time for these advisory arrangements, given that under the relevant agreements, the performance obligations are simultaneously provided by the Company and consumed by the customer.

Commissions

Brokerage commissions: The Company buys and sells securities on behalf of its customers through its arrangements with its clearing firms. Each time a customer enters into a buy or sell transaction, the Company charges a commission. Commissions and clearing expenses are recorded each month based upon the trade date, which is the date that the Company fills the trade order by finding and contracting with a counterparty and confirms the trade with the customer. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.

Syndication and private placement commissions:  The Company participates in the syndication of public securities offerings and in private placement offerings for business entities that want to raise funds through a sale of securities. With respect to public securities offerings, the Company may make a commitment to acquire securities from the issuer, or the Company may participate in the syndication group on a best efforts, non-committed basis. With respect to private placement offerings, the performance obligation is the consummation of the sale of securities of the issuer, typically on a “best efforts” basis. Revenues are earned from fees arising from these securities offerings, and are recognized when the performance obligation is satisfied, generally the trade date. The Company believes that the trade date is the appropriate point in time to recognize revenue for these securities transactions as there are no significant actions which the Company needs to take subsequent to this date and the issuer obtains the control and benefit of the capital markets offering at that point.

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

Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, as of January 1, 2019, we adopted accounting standards updates under FASB ASC Topic 842, Leases, primarily ASU 2016-02, Leases (Topic 842), and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. The Company leases certain office facilities and office equipment under operating leases. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases and (iii) initial direct costs for any existing leases. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately where such amounts are not included under our lease contracts. We adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $2.2 million at the inception of the respective leases. The amounts recorded as right-of-use lease assets and lease liabilities were $1.6 million and $1.7 million, respectively, as of January 1, 2019. As of June 30, 2019, right-of-use lease assets and related lease liabilities totaled $1.3 million and $1.6 million, and are included in other assets and other liabilities on our balance sheets, respectively. See Note 5, Leases, to these consolidated financial statements for more information.

Earnings per Share. Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. The computation of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three months ended June 30		Six months ended June 30
(In thousands, except per share data)	2019	2018	2019	2018
Net income available to common shareholders	$1,988	$1,711	$3,981	$5,037
Average shares outstanding	6,569	6,569	6,569	6,561
Effect of common stock-based compensation	-	-	-	-

Average diluted shares outstanding	6,569	6,569	6,569	6,561

Basic earnings per share	$0.30	$0.26	$0.61	$0.77
Diluted earnings per share	$0.30	$0.26	$0.61	$0.77

As of June 30, 2019, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $2.68, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive.

Note 2. Tectonic Merger and Initial Public Offering of Series B Preferred Stock

Merger with Tectonic Holdings

On May 13, 2019, the Company completed the Tectonic Merger pursuant to the Tectonic Merger Agreement. In the Tectonic Merger, each common unit of Tectonic Holdings outstanding immediately prior to the effective time of the Tectonic Merger was converted into one share of Company common stock, and each option to purchase one Tectonic Holdings common unit was converted into an option to purchase one share of Company common stock. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split, which left 6,568,750 common shares issued and outstanding as of May 14, 2019. The computation of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

As a condition precedent to the Tectonic Merger, immediately prior to the merger, approximately $8.0 million of Tectonic Advisors subordinated debt held by Dental Community Financial Holdings, Ltd. (“DCFH”), an entity that has as its general partner a corporation owned by one of the directors of the Company, was converted into 80,338 non-cumulative, perpetual preferred units of Tectonic Holdings (“Tectonic Holdings preferred units”).

In the Tectonic Merger, each Tectonic Holdings preferred unit was converted into one share of 10.0% Series A Non-Cumulative Perpetual Preferred Stock of the Company (“Series A preferred stock”). The Series A preferred stock ranks senior to our common stock and pari passu to the Series B preferred stock (as defined below) issued in our initial public offering as to dividend rights and rights upon liquidation, dissolution and/or winding up. Dividends will be paid on the Series A preferred stock only when, as and if declared by our board of directors at a rate of 10% per annum (payable quarterly). The Series A preferred stock has a liquidation preference of $100 per share. In addition, the Series A preferred stock is not convertible into any other security of the Company. The Series A preferred stock is redeemable at the option of the Company at any time after the fifth anniversary of the original issue date at a redemption price equal to the liquidation preference, plus any declared but unpaid dividends, subject to the requisite approval of the Board of Governors of the Federal Reserve (“Federal Reserve”), if any. The definitive terms of the Series A preferred stock are subject to the certificate of designation filed with our amended and restated certificate of formation.

On July 12, 2019, the Company repurchased the Series A preferred stock from DCFH. See Note 19, Subsequent Events, to these consolidated financial statements for more information.

The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with Topic 805. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts. In addition, the Company’s consolidated financial statements have been retrospectively adjusted to reflect the merger with Tectonic Holdings, including the issuance of the Series A preferred stock in exchange for the Tectonic Holdings preferred units, for all prior periods during which the entities were under common control. All intercompany transactions and balances are eliminated in consolidation.

The balances shown below represent the assets and liabilities of Tectonic Holdings as of the date of the Tectonic Merger, May 13, 2019, that are reflected on the consolidated financial statements of the Company:

(In thousands)	May 13, 2019
Assets
Cash and cash equivalents	$5,601
Securities, not readily marketable, at cost	100
Premises and equipment, net	761
Other assets	5,369
Total assets	11,831

Liabilities
Other liabilities	2,942
Total liabilities	2,942

Shareholders’ Equity
Preferred stock, 10.0% Series A non-cumulative, perpetual ($0.01 par value; 80,338 shares authorized, 80,338 shares issued and outstanding at May 14, 2019	1
Additional paid-in capital	8,033
Retained earnings	855
Total shareholders’ equity	8,889
Total liabilities and shareholders’ equity	$11,831

Initial Public Offering

On May 14, 2019, the Company completed its initial public offering of 1,500,000 shares of its Series B preferred stock at a price to the public of $10.00 per share. On May 29, 2019, the underwriters exercised their option to purchase 225,000 additional shares of Series B preferred stock at the initial offering price (less underwriting discounts). The initial public offering resulted in net proceeds to The Company of approximately $15.5 million, net of underwriting discounts and fees. The Series B preferred stock began trading on the NASDAQ Capital Market on May 28, 2019 under the symbol “TECTP.” See our IPO Registration Statement, initially filed with the SEC on April 18, 2019.

Note 3. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	June 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$8,945	$62	$9	$8,998
Mortgage-backed securities	2,034	19	-	2,053
Total securities available for sale	$10,979	$81	$9	$11,051

Securities held to maturity:
Property assessed clean energy	$7,474	$-	$-	$7,474
Securities, restricted:
Other	$1,940	$-	$-	$1,940

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,233	$1	$226	$9,008
Mortgage-backed securities	2,536	4	44	2,496
Total securities available for sale	$11,769	$5	$270	$11,504

Securities held to maturity:
Property assessed clean energy	$7,722	$-	$-	$7,722

Securities, restricted:
Other	$1,926	$-	$-	$1,926

Securities not readily marketable	$100	$-	$-	$100

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

As of June 30, 2019 and December 31, 2018, securities with a fair value of $9.6 million and $9.8 million, respectively, were pledged to secure borrowings at the FHLB, and securities with a fair value of $1.4 million and $1.7 million, respectively, were pledged against trust deposit balances held at the Bank.

As of June 30, 2019 and December 31, 2018, the Bank held FRB stock in the amount of $980,450 and FHLB stock in the amounts of $959,400 and $945,900, respectively.

As of June 30, 2019 and December 31, 2018, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of June 30, 2019:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$2,253	$9	$2,253	$9
Total	$-	$-	$2,253	$9	$2,253	$9

The number of investment positions in this unrealized loss position totaled three as of June 30, 2019. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of June 30, 2019, no impairment loss has been realized in the Company’s consolidated statements of income.

In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The unrealized losses noted are primarily interest rate related due to the level of interest rates as of June 30, 2019, compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by the Government National Mortgage Association and the Federal National Mortgage Association, or are collateralized by securities backed by these agencies. Management believes the fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities at June 30, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,627	$4,626	$-	$-
Due after five years through ten years	3,980	4,033	3,937	3,937
Due after ten years	338	339	3,537	3,537
Mortgage-backed securities	2,034	2,053	-	-
Total	$10,979	$11,051	$7,474	$7,474

Note 4. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Commercial and industrial	$89,075	$88,915
Consumer installment	3,768	3,636
Real estate – residential	5,383	7,488
Real estate – commercial	38,500	35,221
Real estate – construction and land	6,735	4,653
SBA:
SBA 7(a) guaranteed	43,951	33,884
SBA 7(a) unguaranteed	45,014	44,326
SBA 504	19,260	13,400
USDA	2,448	3,367
Other	3	17
Gross Loans	254,137	234,907
Less:
Allowance for loan losses	1,107	874
Net loans	$253,030	$234,033

As of June 30, 2019, our loan portfolio included $75.6 million of loans, approximately 29.8% of our total funded loans, to the dental industry. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $17.9 million and $16.3 million of SBA loans held for sale as of June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company did not sell any SBA loans. The Company elected to reclassify $7.0 million and $12.7 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment during the three and six months ended June 30, 2019.

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

The Company originates SBA loans which are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic 7(a) loan guaranty program and the 504 loan program in conjunction with junior lien financing from a Certified Development Company (“CDC”).

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25%. The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Non-accrual loans:
Commercial and industrial	$225	$-
SBA guaranteed	2,796	2,252
SBA unguaranteed	684	293
Total	$3,705	$2,545

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

As of June 30, 2019 and December 31, 2018, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the three and six months ended June 30, 2019 and the year ended December 31, 2018.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2019						Six Months Ended
Commercial and industrial	$228	$225	$-	$225	$-	$38	$-
SBA	4,683	4,435	-	4,435		2,267	-
Total	$4,911	$4,660	$-	$4,660	$-	$2,305	$-

December 31, 2018						Year Ended
SBA	$3,003	$2,545	$-	$2,545	$-	$2,371	$-
Total	$3,003	$2,545	$-	$2,545	$-	$2,371	$-

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
June 30, 2019
Commercial and industrial	$144	$225	$369	$88,706	$89,075	$-
Consumer installment	-	-	-	3,768	3,768	-
Real estate – residential	-	-	-	5,383	5,383	-
Real estate – commercial	-	-	-	38,500	38,500	-
Real estate – construction and land	-	-	-	6,735	6,735	-
SBA	955	3,480	4,435	103,790	108,225	-
USDA	-	-	-	2,448	2,448	-
Other	-	-	-	3	3	-
Total	$1,099	$3,705	$4,804	$249,333	$254,137	$-

December 31, 2018
Commercial and industrial	$614	$-	$614	$88,301	$88,915	$-
Consumer installment	-	-	-	3,636	3,636	-
Real estate – residential	-	-	-	7,488	7,488	-
Real estate – commercial	-	-	-	35,221	35,221	-
Real estate – construction and land	-	-	-	4,653	4,653	-
SBA	1,431	1,114	2,545	89,065	91,610	-
USDA	-	-	-	3,367	3,367	-
Other	-	-	-	17	17	-
Total	$2,045	$1,114	$3,159	$231,748	$234,907	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
June 30, 2019
Commercial and industrial	$88,212	$636	$-	$227	$-	$89,075
Consumer installment	3,768	-	-	-	-	3,768
Real estate – residential	5,383	-	-	-	-	5,383
Real estate – commercial	38,500	-	-	-	-	38,500
Real estate – construction and land	6,735	-	-	-	-	6,735
SBA	96,208	9,469	909	1,639	-	108,225
USDA	2,448	-	-	-	-	2,448
Other	3	-	-	-	-	3
Total	$241,257	$10,105	$909	$1,866	$-	$254,137

December 31, 2018
Commercial and industrial	$88,879	$-	$-	$36	$-	$88,915
Consumer installment	3,636	-	-	-	-	3,636
Real estate – residential	7,488	-	-	-	-	7,488
Real estate – commercial	35,221	-	-	-	-	35,221
Real estate – construction and land	4,653	-	-	-	-	4,653
SBA	84,192	7,125	-	293	-	91,610
USDA	3,367	-	-	-	-	3,367
Other	17	-	-	-	-	17
Total	$227,453	$7,125	$-	$329	$-	$234,907

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Three months ended:
June 30, 2019
Beginning balance	$423	$27	$20	$225	$38	$206	$-	$-	$939
Provision for loan losses	41	(1)	8	43	16	293	-	-	400
Charge-offs	-	-	-	-	-	(248)	-	-	(248)
Recoveries	-	-	-	-	-	16	-	-	16
Net charge-offs	-	-	-	-	-	(232)	-	-	(232)
Ending balance	$464	$26	$28	$268	$54	$267	$-	$-	$1,107
June 30, 2018
Beginning balance	$298	$31	$18	$93	$35	$88	$-	$-	$563
Provision for loan losses	21	(2)	5	44	(8)	17	-	-	77
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	3	-	-	3
Net recoveries	-	-	-	-	-	3	-	-	3
Ending balance	$319	$29	$23	$137	$27	$108	$-	$-	$643

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Six months ended:
June 30, 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$-	$874
Provision for loan losses	45	(1)	1	58	20	360	-	-	483
Charge-offs	-	-	-	-	-	(266)	-	-	(266)
Recoveries	-	-	-	-	-	16	-	-	16
Net charge-offs	-	-	-	-	-	(250)	-	-	(250)
Ending balance	$464	$26	$28	$268	$54	$267	$-	$-	$1,107
June 30, 2018
Beginning Balance	$237	$13	$16	$25	$27	$68	$-	$-	$386
Provision for loan losses	82	16	7	112	-	104	-	-	321
Charge-offs	-	-	-	-	-	(77)	-	-	(77)
Recoveries	-	-	-	-	-	13	-	-	13
Net recoveries	-	-	-	-	-	(64)	-	-	(64)
Ending balance	$319	$29	$23	$137	$27	$108	$-	$-	$643

The Company’s allowance for loan losses as of June 30, 2019 and December 31, 2018 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
June 30, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	464	26	28	268	54	267	-	-	1,107
Ending balance	$464	$26	$28	$268	$54	$267	$-	$-	$1,107

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	419	27	27	210	34	157	-	-	874
Ending balance	$419	$27	$27	$210	$34	$157	$-	$-	$874

The Company’s recorded investment in loans as of June 30, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
June 30, 2019
Loans individually evaluated for impairment	$225	$-	$-	$-	$-	$4,435	$-	$-	$4,660
Loans collectively evaluated for impairment	88,850	3,768	5,383	38,500	6,735	103,790	2,448	3	249,477
Ending balance	$89,075	$3,768	$5,383	$38,500	$6,735	$108,225	$2,448	$3	$254,137

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,545	$-	$-	$2,545
Loans collectively evaluated for impairment	88,915	3,636	7,488	35,221	4,653	89,065	3,367	17	232,362
Ending balance	$88,915	$3,636	$7,488	$35,221	$4,653	$91,610	$3,367	$17	$234,907

Note 5. Leases

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2020 and 2024 with initial non-cancellable terms in excess of one year.

On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet, under right-of-use assets and corresponding lease liabilities. See Note 1, Organization and Significant Accounting Policies, to these consolidated financial statements for more information.  The right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of June 30, 2019, right-of-use assets and related lease liabilities totaled $1.3 million and $1.6 million, respectively, and are in other assets and other liabilities, respectively, on our accompanying consolidated balance sheet. As of June 30, 2019, the weighted average remaining lease term is two years, and the weighted average discount rate is 4.62%.

As of June 30, 2019, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2019	$386
2020	760
2021	413
2022	159
2023 and thereafter	97
Total minimum rental payments	1,815

Less: Minimum sublease rentals	(10)
Net minimum rental payments	1,805
Less: Interest	(224)
Present value of lease liabilities	$1,581

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of June 30, 2019 were $1.3 million through 2027.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Goodwill	$10,729	$8,379
Core deposit intangible	1,280	1,381

The Company recorded goodwill of $2.4 million during the first quarter of 2019 in connection with the acquisition of the assets of Nolan. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $50,000 for the three months ended June 30, 2019 and 2018, and $101,000 for the six months ended June 30, 2019 and 2018.

The carrying basis and accumulated amortization of the core deposit intangible as of June 30, 2019 and December 31, 2018 were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(428)	(327)
Net carrying amount	$1,280	$1,381

The estimated amortization expense of the core deposit intangible for each of the following five years is as follows:

(In thousands)
Remainder 2019	$100
2020	201
2021	201
2022	208
2023	210
Thereafter	360
Total	$1,280

Note 7. Deposits

Time deposits of $250,000 and over totaled $33.2 million and $31.6 million as of June 30, 2019 and December 31, 2018, respectively.

Deposits were as follows:

(In thousands)	June 30, 2019		December 31, 2018
Non-interest bearing demand	$37,521	15%	$41,142	16%
Interest-bearing demand (NOW)	3,566	1	3,242	1
Money market accounts	56,523	23	51,815	21
Savings accounts	3,526	1	4,561	2
Time deposits $100,000 and over	144,630	58	144,177	58
Time deposits under $100,000	5,481	2	5,436	2
Total	$251,247	100%	$250,373	100%

As of June 30, 2019 the scheduled maturities of time deposits were as follows:

(In thousands)
2019	$59,439
2020	62,013
2021	19,564
2022	6,233
2023	108
2024	2,754
Total	$150,111

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of June 30, 2019 and December 31, 2018 was insignificant.

Note 8. Borrowed Funds and Subordinated Notes

The Company’s FHLB borrowed funds were $10.0 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively. The Company has a blanket lien credit line with the FHLB with borrowing capacity of $32.7 million secured by commercial loans and securities with collateral values of $23.3 million and $9.4 million, respectively. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. At June 30, 2019, the Company had an overnight advance of $5.0 million with an interest rate of 2.68%. The Company also had a $5.0 million three month fixed term advance with an interest rate of 2.54% and maturity date of July 25, 2019.

The Company also has a credit line with the FRB with borrowing capacity of $18.2 million, which is secured by commercial loans. The Company had no borrowings from the FRB at June 30, 2019 and December 31, 2018.

As of December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. Principal and interest payments are due quarterly. The Company paid off the loan on May 31, 2019.

As of June 30, 2019 and December 31, 2018, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 9. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris and Tectonic Advisors.

Under the 401(k) plan covering the Bank’s employees, an employee may contribute up to 6% of his or her annual compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.

Under the 401(k) plan adopted by both Sanders Morris and Tectonic Advisors, under the safe harbor provision adopted by the plan, the relevant employer is required to contribute 3% of eligible wages to the plan, up to the maximum amount under Internal Revenue Service (“IRS”) guidance, regardless of the level of the employee’s contributions. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance. At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the six months ended June 30, 2019 and 2018. Through November 30, 2018, contributions to the plan were invested as directed by the Trustees of the Plan. Effective December 1, 2018, the Plan was converted from a trustee directed plan to participant direction. Subsequent to this date, contributions to the plan are invested as directed by the respective plan participant.

The amount of employer contributions charged to expense under the two plans was $87,000 and $174,000 for the three and six months ended June 30, 2019, respectively, and $77,000 and $175,000 for the three and six months ended June 30, 2018, respectively, and is included in salaries and employee benefits on the consolidated statements of income. As of June 30, 2019 and December 31, 2018, $149,000 and $71,000, respectively, was accrued as payable to the plan adopted by both Sanders Morris and Tectonic Advisors, and is included in other liabilities on our consolidated balance sheets. There was no accrual payable to the plan covering the Bank’s employees as of June 30, 2019 or December 31, 2018.

Note 10. Income Taxes

Income tax expense was $407,000 and $771,000 for the three and six months ended June 30, 2019, respectively, and $219,000 and $376,000 for the three and six months ended June 30, 2018, respectively. The Company’s effective income tax rate was 15.6% and 15.0% for the three and six months ended June 30, 2019, respectively, compared to 10.3% and 6.5% for the same periods in the prior year, respectively. The effective income tax rate differed from the U.S. statutory rate of 21% due to Tectonic Advisors and Sanders Morris tax status as a partnership for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

Net deferred tax liabilities totaled $495,000 and $534,000 at June 30, 2019 and December 31, 2018, respectively.

The Company files U.S. federal and state income tax returns.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan is administered by the Compensation Committee of the Board and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant.

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model.

No stock options were granted during the three and six months ended June 30, 2019 or 2018, except for the conversion of each option to purchase one Tectonic Holdings common unit to an option to purchase one share of the Company common stock in connection with the Tectonic Merger, resulting in 190,000 options outstanding.

As of June 30, 2019, there were 50,000 stock options outstanding that vest on the third anniversary of the grant date, May 15, 2020, and 140,000 stock options outstanding that vest on the fourth anniversary of the grant date, May 15, 2021. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $34,000 and $58,000 for the three and six months ended June 30, 2019, respectively, and $24,000 and $53,000 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $154,000 of total unrecognized compensation cost.

There was no activity in the Plan for the six months ended June 30, 2018. The following is a summary of activity in the Plan for the six months ended June 30, 2019:

	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of the year	190,000	$5.37
Granted	-	-
Exercised	-	-
Expired/forfeited	-	-

Outstanding at end of period	190,000	$5.37	7.9	(a)
Exercisable at end of period	-	$-
Available for grant at end of period	560,000

(a) Stock options outstanding at the end of the period had immaterial aggregate intrinsic values.

The weighted-average grant date fair value of the options as of June 30, 2019 and 2018 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger had occurred upon the date at which the entities came under common control.

Note 12. Commitments and Contingencies

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

The following table summarizes loan commitments:

(In thousands)	June 30, 2019	December 31, 2018
Undisbursed loan commitments	$23,480	$14,812
Standby letters of credit	162	162
	$23,642	$14,974

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $300,000 as of June 30, 2019 and December 31, 2018.

Employment Agreements

In connection with the Tectonic Merger and the Company’s initial public offering (see Note 2, Tectonic Merger and Initial Public Offering of Series B Preferred Stock, to these consolidated financial statements for more information), the Company entered into amended and restated employment agreements with Patrick Howard, President and Chief Operating Officer of the Company, and Ken Bramlage, Executive Vice President and Chief Financial Officer of the Company. In addition, the Company entered into an employment agreement with A. Haag Sherman, Chief Executive Officer of the Company, in connection with the Company’s merger with Tectonic Holdings and its initial public offering. Messrs. Sherman and Howard’s employment agreements have a four year term and Mr. Bramlage’s employment agreement has a three year term. Each employment agreement is automatically renewable for an additional one-year term unless either party elects not to renew.

Note 13. Related Parties

Management agreements with Services:  Through May 2019, the Company had management services agreements (the “Tectonic Management Services Agreement”) with Tectonic Services, LLC (“Services”). Services was the Managing Member of Tectonic Holdings, Tectonic Advisors, Sanders Morris and HWG prior to the Tectonic Merger. Under the Tectonic Management Services Agreement, Tectonic Services was paid on a monthly basis for management services to assist in conducting business operations and accomplishing strategic objectives. The Company incurred $37,000 and $122,000 during the three and six months ended June 30, 2019, respectively, and $95,000 and $179,000 during the three and six months ended June 30, 2018, respectively, which is included in other operating expenses on the consolidated statements of income. There was $100,000 payable to Services under these agreements as of December 31, 2018. There was no payable to Services under these agreements as of June 30, 2019.

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $387,000 and $706,000 during the three and six months ended June 30, 2019, respectively, and $365,000 and $679,000 during the three and six months ended June 30, 2018, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $118,000 and $198,000 in fees receivable related to these services at June 30, 2019 and December 31, 2018, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $180,000 and $186,000 payable to Cain Watters related to this agreement at June 30, 2019 and December 31, 2018, respectively, which are included in other liabilities on the consolidated balance sheets.

DCFH Series A Preferred Stock: The Company had 80,338 shares of Series A preferred stock outstanding to DCFH as of June 30, 2019 and December 31, 2018, representing all of the Series A preferred stock outstanding of the Company. DCFH has as its general partner an entity owned by a director of the Company. The Series A preferred stock was issued in exchange for the Tectonic Holdings preferred units in the Tectonic Merger. The Tectonic Holdings preferred units were issued in an exchange that occurred prior to the Tectonic Merger, under which an unsecured note payable to DCFH was exchanged for the Tectonic Holdings preferred units. See Note 2, Tectonic Merger and Initial Public Offerings of Series B Preferred Stock, in these consolidated financial statements for more information. The Series A preferred stock held by DCFH ranks senior to our common stock and pari passu to the Series B preferred stock issued in our initial public offering as to dividend rights and rights upon liquidation, dissolution and/or winding up. Dividends will be paid on the Series A preferred stock only when, as and if declared by our board of directors at a rate of 10% per annum (payable quarterly). The Series A preferred stock has a liquidation preference of $100 per share. In addition, the Series A preferred stock is not convertible into any other security of the Company. The Series A preferred stock is redeemable at the option of the Company at any time after the fifth anniversary of the original issue date at a redemption price equal to the liquidation preference, plus any declared but unpaid dividends, subject to the requisite approval of the Federal Reserve, if any.

On July 12, 2019, the Company repurchased the Series A preferred stock from DCFH. See Note 19, Subsequent Events, for more information.

Recruitment incentive note receivable: Notes receivable, related parties represents amounts provided to or paid on behalf of financial advisors upon employment primarily as a recruitment incentive. Amounts provided to financial advisors as notes receivable, related parties are forgiven on a fixed repayment schedule, and forgiven amounts result in the recognition of compensation expense to the payee. The amortization period for the notes receivable, related parties does not exceed three years. Upon termination of employment a payee financial advisor, any principal and interest outstanding is immediately due and payable.

Notes receivable, related parties was $29,000 and $58,000 as of June 30, 2019 and December 31, 2018, respectively. The Company recognized $15,000 and $30,000 for the three and six months ended June 30, 2019, respectively, and $10,000 and $33,000 for the three and six months ended June 30, 2018, respectively, in compensation expense in relation to the forgiven notes receivable, including interest income in relation to the forgiven notes receivable.

As of June 30, 2019, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $3.5 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Bank had no loans to officers, directors and their affiliated companies during the three and six months ended June 30, 2019 or 2018.

Note 14. Regulatory Matters

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

	BASEL III Minimum for Capital Adequacy Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	-%	4.0%
Common Equity Tier 1 Risk Based (CET1 to risk weighted assets)	4.5%	2.5%	7.0%

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of June 30, 2019, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$44,919	18.38%	$25,661	10.50%	$24,440	10.00%
T Bank, N.A.	37,205	15.42	25,340	10.50	24,133	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	43,812	17.93	20,774	8.50	19,552	8.00
T Bank, N.A.	36,098	14.96	20,513	8.50	19,307	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	20,272	8.29	17,108	7.00	15,886	6.50
T Bank, N.A.	36,098	14.96	16,893	7.00	15,687	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	43,812	14.58	12,019	4.00	15,024	5.00
T Bank, N.A.	36,098	11.80	12,233	4.00	15,292	5.00

As of December 31, 2018
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$28,067	12.41%	$23,745	9.875%	$22,615	10.00%
T Bank, N.A.	30,116	13.45	22,116	9.875	22,396	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	27,193	12.02	19,222	7.875	18,092	8.00
T Bank, N.A.	29,242	13.06	17,637	7.875	17,917	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	19,159	8.47	19,222	6.375	14,699	6.50
T Bank, N.A.	29,242	13.06	14,278	6.375	14,557	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	27,193	9.40	11,570	4.00	14,462	5.00
T Bank, N.A.	29,242	10.32	11,334	4.00	14,167	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of June 30, 2019, approximately $9.2 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management, and additionally, Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital.

Note 15. Operating Segments

The Company’s reportable segments consist of Banking, Other Financial Services, and HoldCo operations.

The Banking segment consists of operations relative to the Company’s full service banking operations, including providing depository and lending services to individual and business customers, and other related banking services.

The Other Financial Services segment includes managed and directed brokerage, investment advisory services, including related trust company operations, third party administration, and insurance brokerage services to both individuals and businesses.

The HoldCo operations include the operations and subordinated debt held at the Bank’s immediate parent, as well as the activities of the financial holding company which serves as TBI’s parent.

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and six months ended June 30, 2019 and 2018:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2019
Income Statement
Total interest income	$4,466	$-	$-	$4,466
Total interest expense	1,244	-	238	1,482
Provision for loan losses	400	-	-	400
Net-interest income after provision for loan losses	2,822	-	(238)	2,584
Non-interest income	74	7,696	17	7,787
Depreciation and amortization expense	94	128	-	222
All other non-interest expense	1,820	5,523	207	7,550
Income (loss) before income tax	$982	$2,045	$(428)	$2,599

Goodwill and other intangibles	$9,659	$2,350	$-	$12,009
Total assets	$324,969	$10,466	$608	$336,043

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2019
Income Statement
Total interest income	$8,568	$-	$6	$8,574
Total interest expense	2,432	-	486	2,918
Provision for loan losses	483	-	-	483
Net-interest income after provision for loan losses	5,653	-	(480)	5,173
Non-interest income	72	14,851	29	14,952
Depreciation and amortization expense	187	232	-	419
All other non-interest expense	3,728	10,481	340	14,549
Income (loss) before income tax	$1,810	$4,138	$(791)	$5,157

Goodwill and other intangibles	$9,659	$2,350	$-	$12,009
Total assets	$324,969	$10,466	$608	$336,043

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2018
Income Statement
Total interest income	$3,546	$-	$-	$3,546
Total interest expense	778	-	247	1,025
Provision for loan losses	77	-	-	77
Net-interest income after provision for loan losses	2,691	-	(247)	2,444
Non-interest income	161	5,229	-	5,390
Depreciation and amortization expense	100	98	-	198
All other non-interest expense	1,844	3,556	105	5,505
Income (loss) before income tax	$908	$1,575	$(352)	$2,131

Goodwill and other intangibles	$9,860	$-	$-	$9,860
Total assets	$280,859	$6,336	$784	$287,979

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2018
Income Statement
Total interest income	$7,022	$-	$-	$7,022
Total interest expense	1,445	-	455	1,900
Provision for loan losses	321	-	-	321
Net-interest income after provision for loan losses	5,256	-	(455)	4,801
Non-interest income	157	10,978	1,694	12,829
Depreciation and amortization expense	201	196	-	397
All other non-interest expense	3,707	7,557	154	11,418
Income (loss) before income tax	$1,505	$3,225	$1,085	$5,815

Goodwill and other intangibles	$9,860	$-	$-	$9,860
Total assets	$280,859	$6,336	$784	$287,979

Note 16. Fair Value of Financials Instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2019
Securities available for sale:
U.S. government agencies	$-	$8,998	$-	$8,998
Mortgage-backed securities	-	2,053	-	2,053

As of December 31, 2018
Securities available for sale:
U.S. government agencies	$-	$9,008	$-	$9,008
Mortgage-backed securities	-	2,496	-	2,496

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the six months ended June 30, 2019, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis during the reported periods include impaired loans and loans held for sale.

Impaired loans. As of June 30, 2019 and December 31, 2018, there were no impaired loans that were reduced by specific valuation allowances.

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

The valuation of our not readily marketable investment securities which are classified as Level 3 are based on the Company’s own assumptions and inputs that are both significant to the fair value measurement, and are unobservable.

Our assessment of the significance of a particular input to the Level 3 fair value measurements in their entirety requires judgment and considers factors specific to the assets. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Loans held for sale. Loans held for sale include the guaranteed portion of SBA and USDA loans and are reported at the lower of cost or estimated fair value. Fair value for SBA and USDA loans is based on market indications available in the market. There were no impairments reported for the periods presented.

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of June 30, 2019 and December 31, 2018, there were no foreclosed assets.   During the three months ended March 31, 2019, there was one real estate property foreclosed on with a fair value of $275,000 which had been collateral on a SBA guaranteed loan. The property was sold during the three months ended June 30, 2019.  There were no foreclosed assets re-measured during the three and six months ended June 30, 2019.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. There were no sales of loans for the six months ended June 30, 2019 or 2018. There was no allowance provision required for the three months ended June 30, 2019, and the allowance provision required for the six months ended June 30, 2019 was $162,000. For the three and six months ended June 30, 2018, the allowance provision required was $46,000 and $170,000, respectively.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest. The methodologies for other financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are discussed below:

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$19,546	$19,546
Level 2 inputs:
Securities available for sale	11,051	11,051
Securities, restricted	1,940	1,940
Loans held for sale	17,904	19,607
Accrued interest receivable	1,222	1,222
Level 3 inputs:
Securities held to maturity	7,474	7,474
Securities not readily marketable	100	100
Loans, net	253,030	251,520
Servicing asset	982	982
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	37,521	37,521
Level 2 inputs:
Interest bearing deposits	213,726	213,901
Borrowed funds	22,000	22,000
Accrued interest payable	563	563

	December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$18,458	$18,458
Level 2 inputs:
Securities available for sale	11,504	11,504
Securities, restricted	1,926	1,926
Loans held for sale	16,345	17,732
Accrued interest receivable	1,141	1,141
Level 3 inputs:
Securities held to maturity	7,722	7,722
Securities not readily marketable	100	100
Loans, net	234,033	232,508
Servicing asset	1,467	1,467
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	41,142	41,142
Level 2 inputs:
Interest bearing deposits	209,231	206,023
Borrowed funds	18,915	18,915
Accrued interest payable	571	571

Note 17. Recent Accounting Pronouncements

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 among other things, requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 was effective on January 1, 2019 and required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted ASU 2016-02 as of January 1, 2019 and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently working through implementation of processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 may increase their allowance for loan losses balance, the adoption will be significantly influenced by the composition, characteristics and quality of the loan portfolio along with the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 18. Nolan Acquisition

In January 2019, the Company acquired the assets of Nolan, a TPA based in Kansas City, Kansas, with a cash payment of $2.5 million and offers the TPA services as a division of the Bank. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans for small businesses and professional practices. Nolan has clients in 50 states and Nolan shares many clients with our trust department. We believe that the addition of TPA services will allow us to serve our clients more fully and to attract new clients to our trust platform.

The assets acquired consisted of furniture, fixtures and equipment with a fair value of $150,000. There were no liabilities acquired, resulting in goodwill of $2.4 million from the acquisition. The goodwill will not be amortized, but will be tested for impairment annually. The goodwill recorded is not deductible for federal income tax purposes. In addition, the Bank entered into a consulting agreement with an entity controlled by Mr. Nolan and his family, pursuant to which Mr. Nolan agreed to serve as CEO of the division for three years after closing and provide mutually agreeable consulting services thereafter, in consideration for a monthly fee of $26,041 plus incentive payments based on certain performance metrics, for eight years after closing.

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Nolan operations included in the Company’s consolidated statements of income for the six months ended June 30, 2019. In addition, the table presents unaudited condensed pro forma financial information assuming that the Nolan acquisition was completed as of January 1, 2018.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition actually occurred on January 1, 2018, or is it indicative of future results.

(In thousands)	Actual Nolan results of operations for the Six Months Ended June 30, 2019	Actual for the Six Months Ended June 30, 2019	Pro Forma for the Six Months Ended June 30, 2018

Noninterest income	$2,778	$14,952	$15,287
Noninterest expense	1,997	14,968	13,875
Net income	617	4, 386	5,326

Note 19. Subsequent Events

Repurchase of Series A Preferred Stock

On July 12, 2019, the Company repurchased 80,338 shares of its Series A preferred stock, representing all of the outstanding shares of the Series A preferred stock, from DCFH for an aggregate purchase price of approximately $8.0 million. The repurchase was funded using a portion of the net proceeds from the Company’s initial public offering of its Series B preferred stock, which was completed on May 14, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Form 10-Q, as well as with our consolidated financial statements and notes thereto appearing in our Prospectus, filed with the SEC on May 13, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), relating to the initial public offering of our Series B preferred stock (the “IPO Prospectus”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our IPO Prospectus, including, but not limited to, the following:

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	integration risks associated with the Tectonic Merger and other unknown risks;
●	risks associated with having one referral source, Cain Watters, comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental loans);
●	our ability to continue to originate loans (including SBA loans);
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	the adequacy of our allowance for loan losses;
●	regulatory scrutiny related to our commercial real estate loan portfolio;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	our inability to identify and address potential conflicts of business;
●	failure to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	our ability to raise additional capital;
●	the soundness of other financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;

●	tariffs and trade barriers;
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

You should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

General

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, recordkeeping and insurance to individuals, small businesses and institutions in all 50 states.

The following discussion and analysis presents our consolidated financial condition as of June 30, 2019 and December 31, 2018, and our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements included within our IPO Registration Statement, initially filed with the SEC on April 18, 2019.

On May 13, 2019, we completed a merger with Tectonic Holdings, through which expanded our financial services to include investment advisory, securities brokerage and insurance services. Pursuant to the Tectonic Merger Agreement, dated March 28, 2019, by and between the Company and Tectonic Holdings, Tectonic Holdings merged with and into the Company, with the Company as the surviving institution. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock. The computations of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

Following the Tectonic Merger, we operate through four main direct and indirect subsidiaries: (i) TBI, which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for the Bank, (ii) Sanders Morris, a registered broker-dealer with FINRA, and registered investment advisor with the SEC, (iii) Tectonic Advisors, a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG, an insurance agency registered with the TDI.

In January 2019, the Bank acquired Nolan, a TPA based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for over 800 retirement plans, 551 of which are also clients of the Bank, which is over 54% of the retirement plans we service in our trust department. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to consolidated financial statements included in the Form 10-Q for more information.

The Company completed the underwritten initial public offering of its Series B preferred stock on May 14, 2019. In connection with the initial public offering, the Company issued and sold 1,725,000 shares of its Series B preferred stock, including 225,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $10.00 per share, for aggregate gross proceeds of $17.25 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $15.5 million after deducting underwriting discounts and offering expenses.

Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with Topic 805. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements have been retrospectively adjusted to reflect the acquisition of Sanders Morris, HWG and Tectonic Advisors for all periods subsequent to the date at which the entities were under common control, May 15, 2017. All intercompany transactions and balances are eliminated in consolidation.

Critical Accounting Policies and Estimates

We prepare consolidated financial statements based on GAAP and to customary practices within the financial services industry. These policies, in certain areas, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Performance Summary

Net income available to common shareholders totaled $2.0 million, or $0.30 per diluted common share for the three months ended June 30, 2019, and $1.7 million, or $0.26 per diluted common share, for the three months ended June 30, 2018, an increase of $277,000, or 16.2%. Net income available to common shareholders totaled $4.0 million, or $0.61 per diluted common share for the six months ended June 30, 2019, compared to $5.0 million, or $0.77 per diluted common share for the six months ended June 30, 2018, a decrease of $1.0 million or 21.0%. The decrease in net income available to common shareholders for the six months ended June 30, 2019 was primarily the result of a $3.2 million increase in non-interest expense, a $162,000 increase in the provision for loan losses and a $395,000 increase in income tax expense, partially offset by a $534,000 increase in net interest income and a $2.1 million increase in non-interest income.

We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity.

For the three months ended June 30, 2019, return on average assets was 2.70%, compared to 2.69% for the same period in the prior year, and return on average tangible common equity was 39.21%, compared to 41.71% for the same period in the prior year. For the six months ended June 30, 2019, return on average assets was 2.75%, compared to 3.83% for the same period in the prior year, and return on average tangible common equity was 43.42%, compared to 68.86% for the same period in the prior year. The higher returns for the six months ended June 30, 2018 was primarily due to a $1.7 million gain on bargain purchase related to the acquisition of Sanders Morris during the three months ended March 31, 2018.

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended June 30, 2019	As of and for the Three Months Ended June 30, 2018	As of and for the Six Months Ended June 30, 2019	As of and for the Six Months Ended June 30, 2018
Net income, as reported	$2,192	$1,912	$4,386	$5,439
Income available to common shareholders	1,988	1,711	3,981	5,037
Average tangible common equity	20,281	16,409	18,336	14,630
Return on average tangible common equity	39.21%	41.71%	43.42%	68.86%

Total assets grew by $24.3 million, or 7.8%, to $336.0 million as of June 30, 2019, from $311.7 million as of December 31, 2018. This increase was primarily due to an increase in SBA loans. Our loans held for investment, net of allowance for loan losses increased $19.0 million, or 8.1%, to $253.0 million as of June 30, 2019, from $234.0 million as of December 31, 2018. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $18.5 million, or 49.4% to $56.0 million as of June 30, 2019, from $37.5 million as of December 31, 2018. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

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

The following tables presents the changes in net interest income and identifies the changes due to differences in the average volume of interest-earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.  The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended
	June 30, 2019 vs June 30, 2018
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$16	$25	$41
Securities	(17)	(1)	(18)
Loans, net of unearned discount (1)	371	526	897
Total earning assets	370	550	920

Savings and interest-bearing demand	(1)	(1)	(2)
Money market deposit accounts	49	53	102
Time deposits	292	95	387
FHLB and other borrowings	32	(63)	(31)
Subordinated notes	1	-	1
Total interest-bearing liabilities	373	84	457

Changes in net interest income	$(3)	$466	$463

(1)	Average loans include non-accrual.

Net interest income for the three months ended June 30, 2019 and 2018 was $3.0 million and $2.5 million, respectively, an increase of $463,000, or 18.4%, due primarily to an increase in the average volume of loans. Net interest margin for the three months ended June 30, 2019 and 2018 was 4.05% and 3.91%, an increase of 14 basis points, due primarily to the increase in average yields on loans and interest-bearing deposits, along with an increase in loan discount accretion.

The average volume of loans increased $32.7 million, or 14.4%, from $226.8 million for the three months ended June 30, 2018, to $259.5 million for the three months ended June 30, 2019, and the average yield for loans increased 66 basis points from 5.80% for the three months ended June 30, 2018 to 6.45% for the three months ended June 30, 2019. The average yield on loans was positively impacted by the increases in market interest rates and increase in discount accretion. When we acquired the Bank, we applied purchase accounting to value the Bank’s assets at “fair value,” which resulted in a discount or premium being applied to certain loans. As a result, net interest margin may fluctuate from quarter to quarter, driven in part by the prepayment of loans with associated discounts (resulting in a gain and higher net interest margin) and premiums (resulting in a loss and lower net interest margin). In the second quarter of 2019, loan payoffs with associated net discounts resulted in additional income of $261,000, compared to $39,000 for loan payoffs with net discounts in the second quarter of 2018.

Average interest-bearing deposits increased $27.4 million for the three months ended June 30, 2019, compared to the same period in the prior year, which included an increase in time deposits and money market deposit accounts of $14.5 million and $14.3 million, respectively, offset by $1.3 million decrease in savings and interest-bearing demand deposits. The average rate paid on interest-bearing deposits increased 71 basis points from 1.51% for the three months ended June 30, 2018 to 2.22% for the three months ended June 30, 2019.

	Six Months Ended
	June 30, 2019 vs June 30, 2018
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$36	$37	$73
Securities	(59)	3	(56)
Loans, net of unearned discount (1)	535	1,000	1,535
Total earning assets	512	1,040	1,552

Savings and interest-bearing demand	(1)	(3)	(4)
Money market deposit accounts	128	67	195
Time deposits	599	238	837
FHLB and other borrowings	73	(140)	(67)
Subordinated notes	-	57	57
Total interest-bearing liabilities	799	219	1,018

Changes in net interest income	$(287)	$821	$534

(1)	Average loans include non-accrual.

Net interest income for the six months ended June 30, 2019 and 2018 was $5.7 million and $5.1 million, respectively, an increase of $534,000, or 10.4%, due primarily to an increase in the average volume of loans and average yields on loans, partially offset by an increase in the average volume of interest-bearing deposits and average rates paid on interest-bearing deposits. Net interest margin for the six months ended June 30, 2019 and 2018 was 3.93% and 4.05%, a decrease of 12 basis points, due primarily to the increase in average rates paid on interest-bearing deposits and borrowed funds, partially offset by an increase in average yields on loans and interest-bearing deposits, along with an increase in loan discount accretion.

The average volume of loans increased $31.9 million, or 14.3%, from $223.5 million for the six months ended June 30, 2018, to $255.4 million for the six months ended June 30, 2019, and the average yield for loans increased 48 basis points from 5.84% for the six months ended June 30, 2018 to 6.32% for the six months ended June 30, 2019. The average yield on loans was positively impacted by the increases in market interest rates and increase in discount accretion. For the six months ended of 2019, loan payoffs with associated net discounts resulted in additional income of $292,000, compared to $239,000 for loan payoffs with net discounts in the second quarter of 2018.

Average interest-bearing deposits increased $26.4 million for the six months ended June 30, 2019, compared to the same period in the prior year, which included an increase in time deposits and money market deposit accounts of $18.6 million and $9.1 million, respectively, offset by $1.3 million decrease in savings and interest-bearing demand deposits. The average rate paid on interest-bearing deposits increased 79 basis points from 1.41% for the six months ended June 30, 2018 to 2.20% for the six months ended June 30, 2019.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019			2018
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	14,439	87	2.42%	10,210	46	1.81%
Securities	21,703	205	3.79%	21,764	223	4.11%
Loans, net of unearned discount (1)	259,505	4,174	6.45%	226,784	3,277	5.80%
Total earning assets	$295,647	$4,466	6.06%	$258,758	$3,546	5.50%
Cash and other assets	30,223			26,328
Allowance for loan losses	(954)			(567)
Total assets	$324,916			$284,519
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$7,496	7	0.37%	$8,836	9	0.41%
Money market deposit accounts	63,562	236	1.49%	49,240	134	1.09%
Time deposits	145,503	955	2.63%	131,051	568	1.74%
Total interest-bearing deposits	216,561	1,198	2.22%	189,127	711	1.51%
FHLB and other borrowings	7,808	64	3.29%	15,456	95	2.47%
Subordinated notes	12,000	220	7.35%	12,000	219	7.32%
Total interest-bearing liabilities	236,369	1,482	2.51%	216,583	1,025	1.90%
Non-interest-bearing deposits	34,242			34,831
Other liabilities	5,929			3,517
Total liabilities	277,299			254,899
Shareholders’ equity	48,376			29,588
Total liabilities and shareholders’ equity	$324,916			$284,519

Net interest income		$2,984			$2,521
Net interest spread			3.54%			3.60%
Net interest margin			4.05%			3.91%

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019			2018
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	12,813	155	2.44%	9,746	82	1.70%
Securities	21,834	414	3.82%	21,690	470	4.37%
Loans, net of unearned discount (1)	255,433	8,005	6.32%	223,520	6,470	5.84%
Total earning assets	$290,080	$8,574	5.96%	$254,956	$7,022	5.55%
Cash and other assets	29,742			29,474
Allowance for loan losses	(915)			(479)
Total assets	$318,907			$283,951
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$7,335	14	0.38%	$8,670	18	0.42%
Money market deposit accounts	58,692	434	1.49%	49,568	239	0.97%
Time deposits	148,350	1,896	2.58%	129,726	1,059	1.65%
Total interest-bearing deposits	214,377	2,344	2.20%	187,964	1,316	1.41%
FHLB and other borrowings	8,395	136	3.27%	17,034	203	2.40%
Subordinated notes	12,000	438	7.36%	10,450	381	7.35%
Total interest-bearing liabilities	234,772	2,918	2.51%	215,448	1,900	1.78%
Non-interest-bearing deposits	36,451			31,883
Other liabilities	5,465			3,769
Total liabilities	276,688			251,132
Shareholders’ equity	42,219			32,851
Total liabilities and shareholders’ equity	$318,907			$283,951

Net interest income		$5,656			$5,122
Net interest spread			3.45%			3.78%
Net interest margin			3.93%			4.05%

(1) Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the three and six months ended June 30, 2019, the provision for loan losses totaled $400,000 and $483,000, respectively, compared to $77,000 and $321,000 for the three and six months ended June 30, 2018, respectively. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Trust income	$1,250	$1,170	$2,431	$2,330
Advisory income	2,466	2,040	4,668	4,039
Brokerage income	2,894	1,897	4,956	4,314
Service fees and other income	1,096	212	2,734	2,004
Rental income	81	71	163	142
Total	$7,787	$5,390	$14,952	$12,829

Total non-interest income for the three months ended June 30, 2019 increased $2.4 million, or 44.5%, and $2.1 million, or 16.6%, for the six months ended June 30, 2019, compared to the same periods in the prior year, respectively. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months and six months ended June 30, 2019 increased $80,000, or 6.9%, and $101,000, or 4.3%, respectively, compared to the same periods in the prior year, respectively. The fee income increased slightly between the two periods due to a slight increase in the average market value of the trust assets during the three and six months ended June 30, 2019, compared to the same periods in the prior year, and also due to fees for our participant directed platform which was implemented in the first quarter of 2019.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three months and six months ended June 30, 2019, advisory income increased $426,000, or 20.9%, and $629,000, or 15.6%, respectively, compared to the same periods in the prior year, respectively. This increase was due to a slight increase in market value of the trust assets during the three and six months ended June 30, 2019, compared to the same periods in the prior year, combined with an increase in advisory income at Sanders Morris, both from an increase in their assets under management, and from increases in performance based fees, which remain a relatively small portion of our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period. Brokerage income for the three months and six months ended June 30, 2019 increased $997,000, or 52.6%, and $642,000, or 14.9%, respectively, compared to the same periods in the prior year. These increases are primarily due to increases in private placement activity and in interest earned on margin lending, offset by the planned termination of an agreement with a former affiliate to assist with transition of its business, and a slight decrease in general trading activity, especially during the first quarter.

The chart below reflects our advisory and brokerage assets as of June 30, 2019, December 31, 2018 and June 30, 2018.

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Advisory assets
Tectonic Advisors	$1,959,392	$1,736,637	1,762,994
Sanders Morris	400,972	282,052	262,694
Total advisory assets	$2,360,364	$2,018,689	2,025,688

Brokerage assets – Sanders Morris	1,372,882	1,297,264	1,572,269

Total advisory and brokerage assets	$3,733,246	$3,315,953	$3,597,957

Service fees and other income. Service fees includes fees for deposit-related services, and beginning in January 2019, third party administrative fees related to the acquisition of Nolan. Service fees for the three and six months ended June 30, 2019 increased $884,000, or 417.0%, and $730,000, or 36.4%, respectively, compared to the same periods in the prior year, respectively, which was primarily due to the administrative fees recorded for services provided by Nolan, offset by bargain purchase gain of $1.7 million that occurred during the first quarter 2018, and by a decrease in net loan servicing fees during the three and six months ended June 30, 2019 over the same periods in the prior year of $98,000 and $108,000, respectively.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and six months ended June 30, 2019 increased $10,000, or 14.1%, and $21,000, or 14.8%, respectively, compared to the same periods in the prior year, respectively.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Salaries and employee benefits	$4,869	$3,337	$9,252	$6,944
Occupancy and equipment	636	487	1,249	987
Trust expenses	499	490	976	989
Brokerage and advisory direct costs	451	323	870	788
Professional fees	418	191	863	369
Data processing	220	256	449	510
Other	679	619	1,309	1,228
Total	$7,772	$5,703	$14,968	$11,815

Total non-interest expense for the three and six months ended June 30, 2019 increased $2.1 million, or 336.3%, and $3.2 million, or 26.7%, respectively, compared to the same periods in the prior year. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for three and six months ended June 30, 2019 increased $1.5 million, or 46.0%, and $2.3 million, or 33.2%, respectively, compared to the same periods in the prior year. The acquisition of Nolan accounted for $872,000 of the increases for the three months ended June 30, 2019 and $1.6 million for the six months ended June 30, 2019. The remaining increase was due to an increase in the number of employees in loan production and operation support areas of the Company, and in the trust area related to the addition of participant directed plan services, combined with increases in commissions and incentive bonuses related to increases in brokerage activity and advisory fees at Sanders Morris, particularly in our Dallas office, and annual merit increases and rate increases for medical benefits.

Occupancy and equipment expense. Occupancy and equipment expense for three and six months ended June 30, 2019 increased $149,000, or 30.6%, and $262,000, or 26.6%, respectively, compared to the same periods in the prior year. The acquisition of Nolan accounted for $99,000 of the increase for the three months ended June 30, 2019 and $170,000 for the six months ended June 30, 2109. The remaining increase is related to increased rent and utilities expense at Tectonic Advisors and Sanders Morris, and an increase in depreciation expense related to the addition of Nolan and improvements to our Houston office.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased $9,000, or 1.8%, for the three months ended June 30, 2019, compared to the same period in the prior year, due to a slight increase in the month-end market value of trust assets for the three months ended June 30, 2019. Trust expenses decreased $13,000, or 1.3%, for the six months ended June 30, 2019, compared to the same period in the prior year, due to a decrease in the month-end market value of trust assets during the three months ended March 31, 2019, which was partially offset by the increase during the three months ended June 30, 2019.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three and six months ended June 30, 2019 increased $128,000, or 39.6%, and $82,000, or 10.4%, respectively, compared to the same periods in the prior year, related to increases in brokerage activity and related clearing firm service fees, execution charges and referral fees. These increases were partially offset by decreases in exchange clearing fees.

Professional fees. Professional fees, which include legal, consulting, audit and professional fees, for the three and six months ended June 30, 2019 increased $227,000, or 118.9%, and $494,000, or 134.1%, respectively, compared to the same periods in the prior year. The increases during the three and six months ended June 30, 2019 included $78,000 and $156,000, respectively, related to the consulting arrangement with the previous owner of Nolan (see Note 18, Nolan Acquisition, to consolidated financial statements included in the Form 10-Q for more information), $37,000 and $89,000, respectively, for increase in consulting expense related to the implementation of the participant directed retirement plan platform for trust clients, $2,000 and $31,000, respectively, in  consulting expenses at Tectonic Advisors related to our advisory platform, $13,000 and $5,000, respectively, for net increase in legal and professional expenses related to legal and regulatory matters at Sanders Morris, and $87,000 and $168,000, respectively, for audit and tax fees related to our IPO Registration Statement and related public filings. The remaining increases are related to various professional fees directly affected by increased staff levels, among other things.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three and six months ended June 30, 2019 decreased $36,000, or 14.1%, and $61,000, or 12.0%, respectively, compared to the same periods in the prior year. The decrease was due to lower trust data processing fees related to the merger of ten common funds with other funds during 2018, partly offset by an increase of $12,000 related to the acquisition of Nolan.

Other. Other expenses include costs for insurance, FDIC and Office of the Comptroller of the Currency assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three and six months ended June 30, 2019 increased $60,000, or 9.7%, and $81,000, or 6.6%, respectively, compared to the same periods in the prior year. The increases included $21,000 and $34,000, respectively, for Nolan expenses, $20,000 to reimburse losses to a Bank customer account due to fraudulent activity by an employee of the customer during the first quarter 2019, and increases in office expenses, employee recruitment, business travel, and internet charges, related to increased staffing. These increases were partly offset by a $20,000 decrease in FDIC insurance premiums, a $4,000 decrease in public relations, and decreases in computer expense, management fees, filing fees, and general operating costs.

Income Taxes

The income tax expense for the three and six months ended June 30, 2019 was $407,000 and $771,000, respectively, compared to $219,000 and $376,000 for the three and six months ended June 30, 2018, respectively. The effective income tax rate was 15.6% and 15.0% for the three and six months ended June 30, 2019, respectively, compared to 10.3% and 6.5% for the same periods in the prior year. The effective income tax rate differed from the U.S. statutory rate of 21% primarily due to Tectonic Advisors and Sanders Morris tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

Segment Reporting

We have three operating segments: Banking, Other Financial Services and HoldCo. Our primary operating segments are Banking and Other Financial Services.

Our Banking operating segment includes both commercial and consumer banking services. Commercial banking services are provided primarily to small to medium-sized businesses and their employees, which includes a wide array of lending and cash management products. Consumer banking services include lending and depository services.

Our Other Financial Services segment includes Tectonic Advisors, Sanders Morris, the Bank’s Trust Division, which includes a TPA services unit, and HWG. Through these business divisions, we offer investment advisory and brokerage services to individuals and businesses, private trust services, and financial management services, including personal wealth management, retirement plan design and administrative services, and insurance brokerage services.

A third operating segment, HoldCo, includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as TBI’s parent. Our principal source of revenue is dividends from our subsidiaries.

The following table presents key metrics related to our segments:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$3,296	$7,696	$(221)	$10,771	$6,208	$14,851	$(451)	$20,608
Income before taxes	$982	$2,045	$(428)	$2,599	$1,810	$4,138	$(791)	$5,157

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$2,929	$5,230	$(247)	$7,911	$5,733	$10,978	$1,240	$17,951
Income before taxes	$908	$1,575	$(352)	$2,131	$1,505	$3,225	$1,085	$5,815

(1)	Net interest income plus non-interest income

Banking

Net income before income taxes for the three and six months ended June 30, 2019 increased $73,000, or 8.1%, and increased $306,000, or 20.4%, compared to the same periods in 2018. The increase during the three months ended June 30, 2019 was primarily the result of a $454,000 increase in net interest income and a $30,000 decrease in non-interest expense partly offset by a $323,000 increase in the provision for loan losses and an $87,000 decrease in non-interest income. The increase during the six months ended June 30, 2019 was primarily the result of a $560,000 increase in net interest income partly offset by an $85,000 decrease in non-interest income, a $162,000 increase in the provision for loan losses and a $6,000 increase in non-interest expense.

Net interest income for the three and six months ended June 30, 2019 increased $454,000, or 16.4%, and $560,000, or 10.0%, compared to the same periods in 2018, due primarily to an increase in average volume of loans and average yields on loans, partially offset by increase in average volume of interest-bearing deposits and average rates paid on interest-bearing deposits. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and six months ended June 30, 2019, totaled $400,000 and $483,000, respectively, compared to $77,000 and $321,000 for the three and six months ended June 30, 2018, respectively. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended June 30, 2019 decreased $87,000, or 54.0%, and $85,000, or 54.5%, for the six months ended June 30, 2019, compared to the same periods in the prior year, respectively, which was primarily due to decreases in net loan servicing income. The decrease was partly offset increases in rental income. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended June 30, 2019 decreased $30,000, or 1.5%, and for the six months ended June 30, 2019 increased $6,000, or 0.2%, compared to the same periods in the prior year, respectively. The decrease for the three months ended June 30, 2019 was related to decreases in salaries and employee benefits, professional fees and data processing. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Net income before income taxes for the three and six months ended June 30, 2019 increased $470,000, or 29.8%, and increased $914,000, or 28.3%, compared to the same periods in 2018. The increase during the three months ended June 30, 2019 was primarily the result of a $2.5 million increase in non-interest income partly offset by a $2.0 million increase in non-interest expense. The increase during the six months ended June 30, 2019 was the result of a $3.9 million increase in non-interest income partly offset by a $3.0 million increase in non-interest expense

Non-interest income for the three months ended June 30, 2019 increased $2.5 million, or 47.2%, and $3.9 million, or 35.3%, for the six months ended June 30, 2019, compared to the same periods in the prior year, respectively. The increases were primarily due to increases in brokerage income of $996,000 and $642,000 related to increased trading activity during the three months ended June 30, 2019, increases in service fees and other income of $964,000 and $2.5 million, respectively, which was primarily related to the Nolan acquisition on January 2, 2019, and advisory income and trust income related to increased average market value of trust assets, and increases in advisory assets under management at Sanders Morris, of $506,000 and $730,000, respectively.

See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended June 30, 2019 increased $2.0 million, or 54.7%, and $3.0 million, or 38.2%, for the six months ended June 30, 2019, compared to the same periods in the prior year, respectively. The increases were primarily related to increases in salaries and employee benefits, as well as increases in occupancy and equipment costs and professional fees, related to the acquisition of the Nolan business and other new business activity, as well as annual merit increases. Brokerage and advisory direct costs showed increases primarily from increased brokerage activity. See the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The HoldCo operating segment had net losses before income tax of $428,000 and $791,000 during the three and six months ended June 30, 2019, respectively, compared to net loss before income tax of $352,000 during the three months ended June 30, 2018 and net income before income tax of $1.1 million during the six months ended June 30, 2018. The increased net loss before income taxes for the three months ended June 30, 2019, compared to the same period in the prior year resulted from increases in non-interest expense due to increases in salaries and compensation expense partly offset by decrease in interest expense related to the payoff of the bank stock loan in May 2019. The net income before income taxes for the three and six months ended June 30, 2018 was primarily related to a gain on bargain purchase of $1.7 million related to the acquisition of Summer Wealth Management during the first quarter of 2018.

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

As of June 30, 2019, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $980,450 as of June 30, 2019 and December 31, 2018, and FHLB stock, having an amortized cost and fair value of $959,400 and $945,900 as of June 30, 2019 and December 31, 2018, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The weighted average yield for total securities was 3.82% for the six months ended June 30, 2019, compared to 4.37% for the same period in the prior year. The yield was lower for the six months ended June 30, 2019 primarily due to the payoff in 2018 of two PACE assets totaling $1.0 million with a weighted average rate of 7.08%. Both PACE assets earned interest through June 2018.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of June 30, 2019		As of December 31, 2018
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$8,945	$8,998	$9,233	$9,008
Mortgage-backed securities	2,034	2,053	2,536	2,496
Total securities available for sale	$10,979	$11,051	$11,769	$11,504

Securities held to maturity:
Property assessed clean energy	$7,474	$7,474	$7,722	$7,722

Securities, restricted:
Other	$1,940	$1,940	$1,926	$1,926

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of June 30, 2019. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$5,615	2.53%	$2,992	2.66%	$338	3.62%	$8,945	2.62%
Mortgage-backed securities	-	-	-	-	1,242	2.78	792	2.64	2,034	2.73
Total	$-	-%	$5,615	2.53%	$4,234	2.69%	$1,130	2.93%	$10,979	2.64%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$3,937	5.84%	$3,537	7.24%	$7,474	6.50%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$1,940	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $19.2 million, or 8.2%, to $254.1 million at June 30, 2019, compared to $234.9 million at December 31, 2018. SBA loans comprise the largest group of loans in our portfolio totaling $108.2 million, or 42.6% of the total loans at June 30, 2019, compared to $91.6 million, or 39.0% at December 31, 2018. Commercial and industrial loans totaled $89.1 million, or 35.5% of the total loans at June 30, 2019, compared to $88.9 million, or 37.9%, at December 31, 2018. Commercial and construction real estate loans totaled $45.2 million, or 17.8%, of the total loans at June 30, 2019, compared to $39.9 million, or 17.0%, at December 31, 2018.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	June 30, 2019		December 31, 2018
Commercial and industrial	$89,075	35.0%	$88,915	37.9%
Consumer installment	3,768	1.5%	3,636	1.5%
Real estate – residential	5,383	2.1%	7,488	3.2%
Real estate – commercial	38,500	15.1%	35,221	15.0%
Real estate – construction and land	6,735	2.7%	4,653	2.0%
SBA 7(a) guaranteed	43,951	17.3%	33,884	14.4%
SBA 7(a) unguaranteed	45,014	17.7%	44,326	18.9%
SBA 504	19,260	7.6%	13,400	5.7%
USDA	2,448	1.0%	3,367	1.4%
Other	3	-%	17	-%
Total Loans	$254,137	100.0%	$234,907	100.0%

The Company records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $17.9 million and $16.3 million at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, the Company elected to reclassify $12.7 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2019, our loan portfolio included $75.6 million of loans, approximately 29.8% of our total funded loans, to the dental industry, compared to $76.2 million, or 32.4% of total funded loans, as of December 31, 2018. We believe that these loans are to credit worthy borrowers and are diversified geographically.

As of June 30, 2019, 42.3% of the loan portfolio, or $107.5 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding as June 30, 2019 and December 31, 2018, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of June 30, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,102	$6,931	$12,762	$58,280	$-	$89,075
Consumer installment	2,861	383	-	524	-	3,768
Real estate – residential	1,406	3,977	-	-	-	5,383
Real estate – commercial	1,589	4,331	23,426	4,089	5,065	38,500
Real estate – construction and land	5,116	735	884	-	-	6,735
SBA 7(a) guaranteed	37,667	129	5,357	798	-	43,951
SBA 7(a) unguaranteed	39,026	43	3,851	2,094	-	45,014
SBA 504	6,312	-	11,859	-	1,089	19,260
USDA	2,448	-	-	-	-	2,448
Other	3	-	-	-	-	3
Total	$107,530	$16,529	$58,139	$65,785	$6,154	$254,137

	As of December 31, 2018
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$9,471	$7,541	$16,400	$55,503	$-	$88,915
Consumer installment	728	2,288	-	620	-	3,636
Real estate – residential	1,641	5,041	746	60	-	7,488
Real estate – commercial	3,184	4,422	19,074	3,146	5,395	35,221
Real estate – construction and land	3,912	741	-	-	-	4,653
SBA 7(a) guaranteed	29,082	141	4,091	570	-	33,884
SBA 7(a) unguaranteed	39,947	47	2,306	776	1,250	44,326
SBA 504	4,226	-	8,074	-	1,100	13,400
USDA	2,432	-	935	-	-	3,367
Other	17	-	-	-	-	17
Total	$94,640	$20,221	$51,626	$60,675	$7,745	$234,907

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

Non-performing Assets

Our primary business segments are banking and other financial services, and as outlined above, the banking segment’s primary business is lending. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur.

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, other real estate owned (“REO”) and foreclosed assets. Non-performing assets totaled $3.7 million as of June 30, 2019, compared to $2.5 million as of December 31, 2018. As of June 30, 2019, non-performing assets consisted of SBA non-accrual loans totaling $3.5 million, of which $2.8 million was guaranteed by the SBA, and one commercial and industrial loan totaling $225,000. As of December 31, 2018, non-performing assets consisted solely of SBA non-accrual loans totaling $2.5 million, of which $2.3 million was guaranteed by the SBA. There were no foreclosed assets or REO as of June 30, 2019 and December 31, 2018.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. There were no loans past due 90 days or more and still accruing interest as of June 30, 2019 and December 31, 2018.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	June 30, 2019		December 31, 2018
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$225	0.07%	$-	-%
SBA	3,480	1.04	2,545	0.83
Total non-accrual loans	$3,705	1.10%	$2,545	0.83%
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$3,705	1.10%	$2,545	0.83%
Restructured loans on non-accrual	$-	-	$-	-

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of June 30, 2019 and December 31, 2018, we had no loans considered to be a troubled debt restructuring.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance, which includes allowance allocations calculated in accordance with FASB ASC Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in our loan portfolio.

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on acquired non-credit impaired loans. As of June 30, 2019 and December 31, 2018, we had no acquired loans requiring an allowance for loan loss.

The entire loan portfolio acquired in the acquisition of TBI on May 15, 2017 was initially recorded at fair value with no carryover of the related allowance for credit losses. The allowance for loan losses represents the calculated reserve for new loans originated since the acquisition. The allowance for loan losses totaled $1.1 million and $874,000, at June 30, 2019 and December 31, 2018, respectively, based upon measured loan portfolio balances of $156.4 million and $121.2 million, respectively. During the six months ended June 30, 2019, the Company had charge-offs of $266,000 and recoveries of $16,000. For the six months ended June 30, 2018, the Company had charge-offs of $77,000, and recoveries of $13,000. The total reserve percentage of loans originated post-Tectonic Merger decreased to 0.71% at June 30, 2019, from 0.72% at December 31, 2018. The loans acquired in the acquisition in May 2017 were discounted to fair value. The discount balance is compared to a calculated allowance for those loans, and as long as the discount is higher, no allowance for loan loss is recognized. There was no allowance for loan loss recognized as of June 30, 2019 and 2018 for the loans acquired.

Based on an analysis performed by management at June 30, 2019, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(In thousands, except percentages)	2019	2018	2019	2018
Average loans outstanding	$259,505	$226,784	$255,433	$223,520
Gross loans outstanding at end of period(3)	$254,137	$214,310	$254,137	$214,310
Allowance for loan losses at beginning of period	$939	$563	$874	$386
Provision for (recovery of) loan losses	400	77	483	321
Charge offs:
Commercial and industrial	-	-	-	-
SBA 7(a)	248	-	266	77
Total charge-offs	248	-	266	77
Recoveries:
Commercial and industrial	-	-	-	-
SBA 7(a)	16	3	16	13
Total recoveries	16	3	16	13
Net charge-offs (recoveries)	232	(3)	250	64
Allowance for loan losses at end of period	$1,107	$643	$1,107	$643
Ratio of allowance to end of period loan	0.44%	0.30%	0.44%	0.30%
Ratio of net charge-offs to average loans	0.09%	-%	0.10%	0.03%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	June 30, 2019		December 31, 2018
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$464	41.9%	$419	37.9%
Consumer installment	26	2.3	27	1.5
Real estate – residential	28	2.5	27	3.2
Real estate – commercial	268	24.3	210	15.0
Real estate – construction and land	54	4.9	34	2.0
SBA	267	24.1	157	39.0
USDA	-	-	-	1.4
Other	-	-	-	-
Total allowance for loan losses	$1,107	100.0%	$874	100.0%

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

The following table illustrates the change in our deposits between periods:

(In thousands, except percentages)	June 30, 2019	December 31, 2018	$ Change	% Change
Non-interest-bearing deposits	$37,521	$41,142	$(3,621)	(8.8)%
Interest-bearing demand (NOW) accounts	3,566	3,242	324	10.0
Money market accounts	56,523	51,815	4,708	9.1
Savings accounts	3,526	4,561	(1,035)	(22.7)
Time deposits $100,000 and over	144,630	144,177	45	0.3
Time deposits under $100,000	5,481	5,436	45	0.8
Total deposits	$251,247	$250,373	$874	0.4%

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the six months ended June 30
	2019			2018
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$36,451	14.5%	0.00%	$31,915	14.5%	0.00%
NOW accounts	3,107	1.2	0.24	3,472	1.6	0.28
Money market accounts	58,692	23.4	1.49	49,568	22.5	0.97
Savings accounts	4,228	1.7	0.49	5,198	2.4	0.50
Time deposits $100,000 and over	142,782	56.9	2.59	125,772	57.2	1.66
Time deposits under $100,000	5,568	2.2	2.21	3,954	1.8	1.26
Total deposits	$250,828	100.00%	1.88%	$219,879	100.00%	1.21%

Borrowings

The Company’s FHLB borrowed funds totaled $10.0 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively. The Company has a credit line with the FHLB with borrowing capacity of $32.7 million secured by commercial loans and securities with collateral values of $23.3 million and $9.4 million, respectively. The Company determines its borrowing needs and renews the advances accordingly at varying terms. As of June 30, 2019, the Company had an overnight advance of $5.0 million with an interest rate of 2.68%, which was paid off on July 12, 2019. In addition, the Company had a two month fixed term advance with an interest rate of 2.54% and maturity date of July 25, 2019, which was renewed into a six month fixed term advance with an interest rate of 2.20% and maturity date of January 25, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $18.2 million, which is secured by commercial loans. There were no outstanding borrowings as of June 30, 2019 and December 31, 2018.

As of December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. The loan was paid in full on May 31, 2019.

As of June 30, 2019 and December 31, 2018, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $18.5 million to $56.0 million as of June 30, 2019, from $37.5 million as of December 31, 2018, after adjusting for the Tectonic Merger. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with Topic 805. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements have been retrospectively adjusted to reflect the Tectonic Merger for all periods subsequent to the date at which the entities were under common control, May 15, 2017.

As of December 31, 2018, the Tectonic Merger had the effect of increasing retained earnings and additional paid in capital by a total of $811,000, while increasing Series A preferred stock by approximately $8.0 million, attributable to preferred stock outstanding at Tectonic Holdings at the time of the Tectonic Merger. The majority of the increase in shareholders’ equity of $18.5 million is attributable to the issuance of 1,725,000 shares of Series B preferred stock in our initial public offering, which raised $15.5 million, net of issuance costs, including underwriting discounts and offering expenses. The balance is related to dividends paid on the Series A preferred stock of $405,000, regular distributions made by Tectonic Holdings to its limited liability company members prior to the merger date of $1.3 million, a $265,000 net after-tax increase in the market value of the securities available for sale and a $58,000 increase in additional paid-in capital related to stock compensation expense, and net income of $4.4 million for the six months ended June 30, 2019.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2019, the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	June 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$43,812	14.58%	$27,193	9.40%
Common Equity Tier 1 (to Risk Weighted Assets)	20,272	8.29	19,159	8.47
Tier 1 Capital (to Risk Weighted Assets)	43,812	17.93	27,193	12.02
Total Capital (to Risk Weighted Assets)	44,919	18.38	28,067	12.41

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$36,098	11.80%	$29,242	10.32%
Common Equity Tier 1 (to Risk Weighted Assets)	36,098	14.96	29,242	13.06
Tier 1 Capital (to Risk Weighted Assets)	36,098	14.96	29,242	13.06
Total Capital (to Risk Weighted Assets)	37,205	15.42	30,116	13.45

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management, and additionally, Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital.

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

The Bank’s liquidity is monitored by its management, the Asset-Liability Committee and its board of directors who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

The Company had cash and cash equivalents of $19.5 million, or 5.8% of total assets, as of June 30, 2019. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of June 30, 2019, the Company’s established credit line with the FHLB was $32.7 million, or 9.7% of assets, of which $10.0 million was utilized. The established credit line with the FRB was $18.2 million, or 5.4% of assets, of which none was utilized or outstanding as of June 30, 2019. The Company’s trust operations serve in a fiduciary capacity for approximately $1.3 billion in total market value of assets as of June 30, 2019. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund. As of June 30, 2019, approximately $21.9 million of cash could be held at the Bank in deposit accounts fully insured by the FDIC. As of June 30, 2019, deposits of $12.7 million were held at the Bank, leaving $9.2 million which is available to the Bank. As of June 30, 2019, Sanders Morris and Tectonic Advisors held approximately $3.5 million in their accounts at the bank, which is eliminated on the financial statements and in the cash and cash equivalents as stated above.

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

As of June 30, 2019, we had commitments to extend credit and standby letters of credit of approximately $23.5 million and $162,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of June 30, 2019
Change in Interest Rates (basis points)	$ Change in Net Interest Income	% Change in Fair Value of Equity
	(Dollars in thousands)
+400	$3,014	17.56%
+300	2,274	12.61
+200	1,533	7.99
+100	792	3.82
Base
-100	(737)	(3.53)

We consider the likelihood of a decrease in interest rates beyond 100 basis points after June 30, 2019 as reasonably unlikely given current interest rate levels.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by the Company in its IPO Prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on May 13, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2019, subsequent to the period covered by this Form 10-Q, we sold 1,500,000 shares of our Series B preferred stock in our initial public offering, and on May 29, 2019, we sold 225,000 shares of our Series B preferred stock pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $10.00 per share, for aggregate estimated net proceeds of approximately $15.5 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to our IPO Registration Statement, which was originally filed with the SEC on April 18, 2019 and declared effective by the SEC on May 10, 2019. Except for commissions paid to Sanders Morris as a joint book-running manager, we made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Sandler O’Neill + Partners, L.P. acted as the lead book-running manager, Sanders Morris acted as joint book-running manager and American Capital Partners acted as co-manager.

There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus, filed with the SEC on May 13, 2019. During the period from the completion of the offering on May 14, 2019 through July 16, 2019, we paid off the bank stock loan totaling $1.9 million, used approximately $8.0 million to repurchase in full our outstanding shares of Series A preferred stock, and contributed $4.0 million to the Bank to support its capital position, to finance potential strategic acquisitions to the extent such opportunities arise and for other general corporate purposes, which could include other growth initiatives.

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

TECTONIC FINANCIAL, INC.

Date: August 14, 2019	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer