Form 10-Q
period 2019-09-30
Tectonic Financial, Inc.
filed 2019-11-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock as of November 13, 2019 was 6,568,750 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
(In thousands, except share amounts)
ASSETS
Cash and due from banks	$4,703	$4,372
Interest-bearing deposits	11,100	13,867
Federal funds sold	523	219
Total cash and cash equivalents	16,326	18,458
Securities available for sale	9,808	11,504
Securities held to maturity	6,357	7,722
Securities, restricted at cost	2,409	1,926
Securities, not readily marketable	100	100
Loans held for sale	12,911	16,345
Loans, net of allowance for loan losses of $1,539 and $874, respectively	284,825	234,033
Bank premises and equipment, net	5,374	5,607
Core deposit intangible, net	1,230	1,381
Goodwill	10,729	8,379
Other assets	7,596	6,207
Total assets	$357,665	$311,662

LIABILITIES
Demand deposits:
Non-interest-bearing	$29,504	$41,142
Interest-bearing	54,001	59,618
Time deposits	189,655	149,613
Total deposits	273,160	250,373
Borrowed funds	17,000	6,915
Subordinated notes, net of unamortized issuance costs	12,000	12,000
Deferred tax liabilities	407	534
Other liabilities	6,131	4,367
Total liabilities	308,698	274,189

SHAREHOLDERS’ EQUITY

Preferred stock 10.0% Series A non-cumulative, perpetual ($0.01 par value; 80,338 shares authorized, 80,338 shares issued and outstanding at December 31, 2018, no shares issued and outstanding at September 30, 2019)	-	1
Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at September 30, 2019, no shares issued and outstanding at December 31, 2018)	17	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at September 30, 2019 and December 31, 2018)	66	66
Additional paid-in capital	39,024	31,485
Retained earnings	9,759	6,130
Accumulated other comprehensive income (loss)	101	(209)
Total shareholders’ equity	48,967	37,473
Total liabilities and shareholders’ equity	$357,665	$311,662

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and share amounts)	2019	2018	2019	2018
Interest Income
Loan, including fees	$4,471	$3,616	$12,475	$10,086
Securities	157	207	571	677
Federal funds sold	3	2	9	6
Interest-bearing deposits	55	45	204	123
Total interest income	4,686	3,870	13,259	10,892
Interest Expense
Deposits	1,324	823	3,668	2,139
Borrowed funds	325	332	899	916
Total interest expense	1,649	1,155	4,567	3,055
Net interest income	3,037	2,715	8,692	7,837
Provision for loan losses	1,004	322	1,486	643
Net interest income after provision for loan losses	2,033	2,393	7,206	7,194
Non-interest Income
Trust income	1,286	1,183	3,716	3,513
Advisory income	2,728	2,236	7,396	6,275
Brokerage income	2,820	1,939	7,776	6,253
Service fees and other income	898	302	3,632	2,308
Rental income	85	81	249	223
Total non-interest income	7,817	5,741	22,769	18,572
Non-interest Expense
Salaries and employee benefits	4,858	3,360	14,109	10,304
Occupancy and equipment	684	478	1,934	1,465
Trust expenses	506	496	1,482	1,485
Brokerage and advisory direct costs	448	333	1,318	1,123
Professional fees	429	293	1,292	661
Data processing	217	223	666	733
Other	921	632	2,230	1,861
Total non-interest expense	8,063	5,815	23,031	17,632
Income before Income Taxes	1,787	2,319	6,944	8,134
Income tax expense	446	279	1,217	655
Net Income	1,341	2,040	5,727	7,479
Preferred stock dividends	393	201	798	603
Net income available to common stockholders	$948	$1,839	$4,929	$6,876

Earnings per common share:
Basic	$0.14	$0.28	$0.75	$1.05
Diluted	0.14	0.28	0.75	1.05

Weighted average common shares outstanding	6,568,750	6,568,750	6,568,750	6,563,429
Weighted average diluted shares outstanding	6,568,750	6,568,750	6,568,750	6,563,429

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net Income	$1,341	$2,040	$5,727	$7,479
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available for sale	56	(49)	393	(314)
Tax effect	11	(10)	83	(66)
Other comprehensive income (loss)	45	(39)	310	(248)
Comprehensive Income	$1,386	$2,001	$6,037	$7,231

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$-	$-	$66	$23,380	$5,391	$(209)	$28,628
Issuance of 10.0% Series A non-cumulative perpetual preferred stock	1	-	-	8,033	-	-	8,034
Net effect of Tectonic Merger	-	-	-	72	739	-	811
Total shareholders’ equity at January 1, 2019, as adjusted	1	-	66	31,485	6,130	(209)	37,473
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(201)	-	(201)
Net income	-	-	-	-	2,194	-	2,194
Other comprehensive income	-	-	-	-	-	155	155
Stock based compensation	-	-	-	24	-	-	24
Balance at March 31, 2019	1	-	66	31,509	7,473	(54)	38,995
Issuance of 9.00% fixed-to-floating rate Series B non-cumulative perpetual preferred stock	-	17	-	15,489	-	-	15,506
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(204)	-	(204)
Net income	-	-	-	-	2,192	-	2,192
Other comprehensive income	-	-	-	-	-	110	110
Stock based compensation	-	-	-	34	-	-	34
Balance at June 30, 2019	1	17	66	47,032	8,811	56	55,983
Repurchase of Series A preferred stock	(1)	-	-	(8,033)	-	-	(8,034)
Dividends paid on Series A preferred stock	-	-	-	-	(1)	-	(1)
Dividends paid on Series B preferred stock	-	-	-	-	(392)	-	(392)
Net income	-	-	-	-	1,341	-	1,341
Other comprehensive income	-	-	-	-	-	45	45
Stock based compensation	-	-	-	25	-	-	25
Balance at September 30, 2019	$-	$17	$66	$39,024	$9,759	$101	$48,967

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$-	$-	$65	$23,074	$1,903	$(58)	$24,984
Issuance of 10.0% Series A non-cumulative perpetual preferred stock	1	-	-	8,033	-	-	8,034
Net effect of Tectonic Merger	-	-	-	28	(2,241)	-	(2,213)
Total shareholders’ equity at January 1, 2018, as adjusted	1	-	65	31,135	(338)	(58)	30,805
Issuance of 51,250 shares of common stock	-	-	1	249	-	-	250
Contributions prior to Tectonic Merger	-	-	-	-	250	-	250
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(201)	-	(201)
Net income	-	-	-	-	3,527	-	3,527
Other comprehensive loss	-	-	-	-	-	(152)	(152)
Stock based compensation	-	-	-	23	-	-	23
Balance at March 31, 2018	1	-	66	31,407	2,588	(210)	33,852
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(201)	-	(201)
Net income	-	-	-	-	1,912	-	1,912
Other comprehensive loss	-	-	-	-	-	(57)	(57)
Stock based compensation	-	-	-	30	-	-	30
Balance at June 30, 2018	1	-	66	31,437	3,649	(267)	34,886
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(201)	-	(201)
Net income	-	-	-	-	2,040	-	2,040
Other comprehensive loss	-	-	-	-	-	(39)	(39)
Stock based compensation	-	-	-	24	-	-	24
Balance at September 30, 2018	$1	$-	$66	$31,461	$4,838	$(306)	$36,060

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$5,727	$7,479
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,486	643
Depreciation and amortization	524	450
Accretion of discount on loans	(15)	(8)
Core deposit intangible amortization	151	151
Securities premium amortization, net	104	59
Origination of loans held for sale	(24,340)	(15,914)
Proceeds from payments and sales of loans held for sale	258	4,230
Gain on sale of loans	-	(183)
Lease right-of-use-asset obtained in exchange for lease liabilities	207	-
Stock based compensation	83	77
Deferred income taxes	(209)	(182)
Servicing asset amortization	593	699
Net change in:
Other assets	(886)	(857)
Other liabilities	199	(303)
Net cash used in operating activities	(16,118)	(3,659)
Cash Flows from Investing Activities
Acquisition of business	(2,500)	-
Purchase of securities available for sale	(226,964)	(199,990)
Principal payments, calls and maturities of securities available for sale	229,035	200,666
Principal payments of securities held to maturity	1,280	1,676
Purchase of securities, restricted	(8,375)	(7,970)
Proceeds from sale of securities, restricted	7,892	7,813
Proceeds from sales of real estate owned	275	-
Net change in loans	(25,024)	(12,249)
Purchases of premises and equipment	(141)	(53)
Net cash used in investing activities	(24,522)	(10,107)
Cash Flows from Financing Activities
Net change in demand deposits	(17,255)	(2,505)
Net change in time deposits	40,042	18,431
Proceeds from borrowed funds	355,559	463,685
Repayment of borrowed funds	(345,474)	(465,733)
Contributions from Tectonic Holdings members prior to Tectonic Merger	-	250
Distributions to Tectonic Holdings members prior to Tectonic Merger	(1,300)	(1,950)
Proceeds from issuance of common stock	-	250
Proceeds from issuance of preferred shares	15,506	-
Dividends paid on Series A preferred shares	(406)	(603)
Dividends paid on Series B preferred shares	(392)	-
Purchase of Series A preferred stock	(7,772)	-
Net cash provided by financing activities	38,508	11,825
Net change in cash and cash equivalents	(2,132)	(1,941)
Cash and cash equivalents at beginning of period	18,458	18,646
Cash and cash equivalents at end of period	$16,326	$16,705

Non Cash Transactions
Transfers from loans to other real estate owned	$275	$-
Lease liabilities incurred in exchange for right-of-use assets	$207	$-
Prepaid amounts applied toward purchase of Series A preferred stock	$(262)	$-
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,748	$2,962
Income taxes	$1,690	$480

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Significant Accounting Policies

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company that offers, through its subsidiaries, banking and other financial services including trust, investment advisory, securities brokerage, third-party administration, recordkeeping and insurance services to individuals, small businesses and institutions in all 50 states. The Company was formed in October 2016 for the purpose of acquiring T Bancshares, Inc. (“TBI”), which acquisition was completed on May 15, 2017.

On May 13, 2019, we completed a merger with Tectonic Holdings, LLC (“Tectonic Holdings”), through which we expanded our financial services to include investment advisory, securities brokerage and insurance services (the “Tectonic Merger”). Pursuant to the Amended and Restated Agreement and Plan of Merger, dated March 28, 2019, by and between the Company and Tectonic Holdings (the “Tectonic Merger Agreement”), Tectonic Holdings merged with and into the Company, with the Company as the surviving institution. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock.

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

The Company consummated the underwritten initial public offering of its 9.00% Fixed-to-Float Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B preferred stock”) in May 2019 (the “initial public offering”). In connection with the initial public offering, the Company issued and sold 1,725,000 shares of its Series B preferred stock, including 225,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $10.00 per share, for aggregate gross proceeds of $17.25 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $15.5 million.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued and determined that there were no material subsequent events requiring recognition or disclosure.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TBI, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Transactions Between Entities Under Common Control. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements, including our earnings per share calculations, have been retrospectively adjusted to reflect the effect of the Tectonic Merger. This includes the acquisition of Sanders Morris, HWG and Tectonic Advisors described below under Note 2, Tectonic Merger and Initial Public Offering of Series B Preferred Stock, for all periods subsequent to May 15, 2017, the date at which the entities were under common control. Therefore, the balance sheet as of December 31, 2018 represents the combination of the audited balance sheets of TFI and Tectonic Holdings. The historical adjustments made to combine the audited balance sheets as of December 31, 2018 have not been audited. All intercompany transactions and balances are eliminated in consolidation. In addition, the computation of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split, which the Company completed immediately after the completion of the Tectonic Merger.

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

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the full year ending December 31, 2019.

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

Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, as of January 1, 2019, we adopted accounting standards updates under FASB ASC Topic 842, Leases, primarily ASU 2016-02, Leases (Topic 842), and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. The Company leases certain office facilities and office equipment under operating leases. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases and (iii) initial direct costs for any existing leases. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately where such amounts are not included under our lease contracts. We adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $2.2 million at the inception of the respective leases. The amounts recorded as right-of-use lease assets and lease liabilities were $1.6 million and $1.7 million, respectively, as of January 1, 2019. As of September 30, 2019, right-of-use lease assets and related lease liabilities totaled $1.4 million and $1.6 million, and are included in other assets and other liabilities on our balance sheets, respectively. See Note 5, Leases, to these consolidated financial statements for more information.

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

	Three months ended September 30		Nine months ended September 30
(In thousands, except per share data)	2019	2018	2019	2018
Net income available to common shareholders	$948	$1,839	$4,929	$6,876
Average shares outstanding	6,569	6,569	6,569	6,563
Effect of common stock-based compensation	-	-	-	-

Average diluted shares outstanding	6,569	6,569	6,569	6,563

Basic earnings per share	$0.14	$0.28	$0.75	$1.05
Diluted earnings per share	$0.14	$0.28	$0.75	$1.05

As of September 30, 2019, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $5.37, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive.

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

On July 12, 2019, the Company repurchased 80,338 shares of its Series A preferred stock, representing all of the outstanding shares of the Series A preferred stock, from DCFH for an aggregate purchase price of approximately $8.0 million. The repurchase was funded using a portion of the net proceeds from the initial public offering.

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

The balances shown below represent the assets and liabilities of Tectonic Holdings as of the date of the Tectonic Merger, May 13, 2019, that are reflected on the consolidated financial statements of the Company:

(In thousands)	May 13, 2019
Assets
Cash and cash equivalents	$5,601
Securities, not readily marketable, at cost	100
Premises and equipment, net	761
Other assets	5,369
Total assets	11,831

Liabilities
Other liabilities	2,942
Total liabilities	2,942

Shareholders’ Equity
Preferred stock, 10.0% Series A non-cumulative, perpetual ($0.01 par value; 80,338 shares authorized, 80,338 shares issued and outstanding at May 14, 2019)	1
Additional paid-in capital	8,033
Retained earnings	855
Total shareholders’ equity	8,889
Total liabilities and shareholders’ equity	$11,831

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

Note 3. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	September 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$7,700	$109	$3	$7,806
Mortgage-backed securities	1,980	22	-	2,002
Total securities available for sale	$9,680	$131	$3	$9,808

Securities held to maturity:
Property assessed clean energy	$6,357	$-	$-	$6,357
Securities, restricted:
Other	$2,409	$-	$-	$2,409

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,233	$1	$226	$9,008
Mortgage-backed securities	2,536	4	44	2,496
Total securities available for sale	$11,769	$5	$270	$11,504

Securities held to maturity:
Property assessed clean energy	$7,722	$-	$-	$7,722

Securities, restricted:
Other	$1,926	$-	$-	$1,926

Securities not readily marketable	$100	$-	$-	$100

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

As of September 30, 2019 and December 31, 2018, securities available for sale with a fair value of $8.9 million and $9.8 million, respectively, were pledged to secure borrowings at the FHLB, and securities available for sale with a fair value of $954,000 and $1.7 million, respectively, were pledged against trust deposit balances held at the Bank.

As of September 30, 2019 and December 31, 2018, the Bank held FRB stock in the amount of $1.2 million and $980,450, respectively and FHLB stock in the amounts of $1.2 million and $945,900, respectively, all of which was classified as restricted securities.

As of September 30, 2019 and December 31, 2018, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of September 30, 2019:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$407	$1	$598	$2	$1,005	$3

The number of investment positions in this unrealized loss position totaled two as of September 30, 2019. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of September 30, 2019, no impairment loss has been realized in the Company’s consolidated statements of income.

In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The unrealized losses noted are primarily interest rate related due to the level of interest rates as of September 30, 2019, compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by the Government National Mortgage Association and the Federal National Mortgage Association, or are collateralized by securities backed by these agencies. Management believes the fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities at September 30, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,366	$4,375	$-	$-
Due after five years through ten years	2,996	3,075	3,497	3,497
Due after ten years	338	356	2,860	2,860
Mortgage-backed securities	1,980	2,002	-	-
Total	$9,680	$9,808	$6,357	$6,357

Note 4. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$89,963	$88,915
Consumer installment	3,402	3,636
Real estate – residential	5,265	7,488
Real estate – commercial	49,185	35,221
Real estate – construction and land	7,642	4,653
SBA:
SBA 7(a) guaranteed	63,865	33,884
SBA 7(a) unguaranteed	44,373	44,326
SBA 504	20,227	13,400
USDA	2,440	3,367
Other	2	17
Gross Loans	286,364	234,907
Less:
Allowance for loan losses	1,539	874
Net loans	$284,825	$234,033

As of September 30, 2019, our loan portfolio included $73.6 million of loans, approximately 25.7% of our total funded loans, to the dental industry. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $12.9 million and $16.3 million of SBA loans held for sale as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company did not sell any SBA loans. The Company elected to reclassify $14.8 million and $27.5 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment during the three and nine months ended September 30, 2019.

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

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Non-accrual loans:
SBA guaranteed	5,628	2,252
SBA unguaranteed	1,269	293
Total	$6,897	$2,545

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

As of September 30, 2019 and December 31, 2018, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2019						Nine Months Ended
Commercial and industrial	$-	$-	$-	$-	$-	$75	$-
SBA	7,504	3,079	3,818	6,897	230	3,263	-
Total	$7,504	$3,079	$3,818	$6,897	$230	$3,338	$-

December 31, 2018						Year Ended
SBA	$3,003	$2,545	$-	$2,545	$-	$2,371	$-
Total	$3,003	$2,545	$-	$2,545	$-	$2,371	$-

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

(In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
September 30, 2019
Commercial and industrial	$-	$-	$-	$89,963	$89,963	$-
Consumer installment	-	-	-	3,402	3,402	-
Real estate – residential	-	-	-	5,265	5,265	-
Real estate – commercial	150	-	150	49,035	49,185	-
Real estate – construction and land	-	-	-	7,642	7,642	-
SBA	3,818	3,079	6,897	121,568	128,465	-
USDA	-	-	-	2,440	2,440	-
Other	-	-	-	2	2	-
Total	$3,968	$3,079	$7,047	$279,317	$286,364	$-

December 31, 2018
Commercial and industrial	$614	$-	$614	$88,301	$88,915	$-
Consumer installment	-	-	-	3,636	3,636	-
Real estate – residential	-	-	-	7,488	7,488	-
Real estate – commercial	-	-	-	35,221	35,221	-
Real estate – construction and land	-	-	-	4,653	4,653	-
SBA	1,431	1,114	2,545	89,065	91,610	-
USDA	-	-	-	3,367	3,367	-
Other	-	-	-	17	17	-
Total	$2,045	$1,114	$3,159	$231,748	$234,907	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial and industrial	$89,352	$611	$-	$-	$-	$89,963
Consumer installment	3,402	-	-	-	-	3,402
Real estate – residential	5,265	-	-	-	-	5,265
Real estate – commercial	49,185	-	-	-	-	49,185
Real estate – construction and land	7,642	-	-	-	-	7,642
SBA	116,928	9,400	868	1,039	230	128,465
USDA	2,440	-	-	-	-	2,440
Other	2	-	-	-	-	2
Total	$274,216	$10,011	$868	$1,039	$230	$286,364

December 31, 2018
Commercial and industrial	$88,879	$-	$-	$36	$-	$88,915
Consumer installment	3,636	-	-	-	-	3,636
Real estate – residential	7,488	-	-	-	-	7,488
Real estate – commercial	35,221	-	-	-	-	35,221
Real estate – construction and land	4,653	-	-	-	-	4,653
SBA	84,192	7,125	-	293	-	91,610
USDA	3,367	-	-	-	-	3,367
Other	17	-	-	-	-	17
Total	$227,453	$7,125	$-	$329	$-	$234,907

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Three months ended:
September 30, 2019
Beginning Balance	$464	$26	$28	$268	$54	$267	$-	$-	$1,107
Provision for loan losses	29	2	(6)	109	22	848	-	-	1,004
Charge-offs	-	-	-	-	-	(576)	-	-	(576)
Recoveries	-	-	-	-	-	4	-	-	4
Net charge-offs	-	-	-	-	-	(572)	-	-	(572)
Ending balance	$493	$28	$22	$377	$76	$543	$-	$-	$1,539

September 30, 2018
Beginning Balance	$319	$29	$23	$137	$27	$108	$-	$-	$643
Provision for loan losses	69	(6)	3	44	7	205	-	-	322
Charge-offs	-	-	-	-	-	(189)	-	-	(189)
Recoveries	-	-	-	-	-	1	-	-	1
Net recoveries	-	-	-	-	-	(188)	-	-	(188)
Ending balance	$388	$23	$26	$181	$34	$125	$-	$-	$777

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Nine months ended:
September 30, 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$-	$874
Provision for loan losses	74	1	(5)	167	42	1,207	-	-	1,486
Charge-offs	-	-	-	-	-	(841)	-	-	(841)
Recoveries	-	-	-	-	-	20	-	-	20
Net charge-offs	-	-	-	-	-	(821)	-	-	(821)
Ending balance	$493	$28	$22	$377	$76	$543	$-	$-	$1,539

September 30, 2018
Beginning Balance	$237	$13	$16	$25	$27	$68	$-	$-	$386
Provision for loan losses	151	11	10	156	6	309	-	-	643
Charge-offs	-	-	-	-	-	(266)	-	-	(266)
Recoveries	-	-	-	-	-	14	-	-	14
Net recoveries	-	-	-	-	-	(252)	-	-	(252)
Ending balance	$388	24	$26	$181	$33	$125	$-	$-	$777

The Company’s allowance for loan losses as of September 30, 2019 and December 31, 2018 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
September 30, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$230	$-	$-	$230
Loans collectively evaluated for impairment	493	28	22	377	76	313	-	-	1,309
Ending balance	$493	$28	$22	$377	$76	$543	$-	$-	$1,539

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	419	27	27	210	34	157	-	-	874
Ending balance	$419	$27	$27	$210	$34	$157	$-	$-	$874

The Company’s recorded investment in loans as of September 30, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
September 30, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$6,897	$-	$-	$6,897
Loans collectively evaluated for impairment	89,963	3,402	5,265	49,185	7,642	121,568	2,440	2	279,467
Ending balance	$89,963	$3,402	$5,265	$49,185	$7,642	$128,465	$2,440	$2	$286,364

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,545	$-	$-	$2,545
Loans collectively evaluated for impairment	88,915	3,636	7,488	35,221	4,653	89,065	3,367	17	232,362
Ending balance	$88,915	$3,636	$7,488	$35,221	$4,653	$91,610	$3,367	$17	$234,907

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

On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet, under right-of-use assets and corresponding lease liabilities. See Note 1, Organization and Significant Accounting Policies, to these consolidated financial statements for more information. The right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of September 30, 2019, right-of-use assets and related lease liabilities totaled $1.4 million and $1.6 million, respectively, and are in other assets and other liabilities, respectively, on our accompanying consolidated balance sheet. As of September 30, 2019, the weighted average remaining lease term is two years, and the weighted average discount rate is 4.63%.

As of September 30, 2019, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2019	$197
2020	776
2021	429
2022	174
2023 and thereafter	97
Total minimum rental payments	1,673

Less: Minimum sublease rentals	(32)
Net minimum rental payments	1,641
Less: Interest	(76)
Present value of lease liabilities	$1,565

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of September 30, 2019 were $1.2 million through 2027.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Goodwill	$10,729	$8,379
Core deposit intangible	1,230	1,381

The Company recorded goodwill of $2.4 million during the first quarter of 2019 in connection with the acquisition of the assets of Nolan. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $50,000 for the three months ended September 30, 2019 and 2018, and $151,000 for the nine months ended September 30, 2019 and 2018.

The carrying basis and accumulated amortization of the core deposit intangible as of September 30, 2019 and December 31, 2018 were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(478)	(327)
Net carrying amount	$1,230	$1,381

The estimated amortization expense of the core deposit intangible for each of the following five years is as follows:

(In thousands)
Remainder 2019	$50
2020	201
2021	201
2022	208
2023	210
Thereafter	360
Total	$1,230

Note 7. Deposits

Time deposits of $250,000 and over totaled $39.6 million and $31.6 million as of September 30, 2019 and December 31, 2018, respectively.

Deposits were as follows:

(In thousands)	September 30, 2019		December 31, 2018
Non-interest bearing demand	$29,504	11%	$41,142	16%
Interest-bearing demand (NOW)	3,110	1	3,242	1
Money market accounts	46,668	17	51,815	21
Savings accounts	4,223	2	4,561	2
Time deposits $100,000 and over	183,513	67	144,177	58
Time deposits under $100,000	6,142	2	5,436	2
Total	$273,160	100%	$250,373	100%

As of September 30, 2019 the scheduled maturities of time deposits were as follows:

(In thousands)
2019	$34,964
2020	113,501
2021	24,395
2022	10,820
2023	119
2024	5,856
Total	$189,655

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of September 30, 2019 and December 31, 2018 was insignificant.

Note 8. Borrowed Funds and Subordinated Notes

The Company’s FHLB borrowed funds were $17.0 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively. The Company has a blanket lien credit line with the FHLB with borrowing capacity of $29.6 million secured by commercial loans and securities with collateral values of $23.3 million and $6.3 million, respectively. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. At September 30, 2019, the Company had an overnight advance of $7.0 million with an interest rate of 2.15%. The Company also had a $10.0 million six-month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $35.8 million, which is secured by commercial loans. The Company had no borrowings from the FRB at September 30, 2019 and December 31, 2018.

As of December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. Principal and interest payments are due quarterly. The Company paid off the loan on May 31, 2019.

As of September 30, 2019 and December 31, 2018, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

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

Under the safe harbor provision of the 401(k) plan adopted by both Sanders Morris and Tectonic Advisors, the relevant employer is required to contribute 3% of eligible wages to the plan, up to the maximum amount under Internal Revenue Service (“IRS”) guidance, regardless of the level of the employee’s contributions. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance.  At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the nine months ended September 30, 2019 and 2018. Through November 30, 2018, contributions to the plan were invested as directed by the Trustees of the Plan. Effective December 1, 2018, the Plan was converted from a trustee directed plan to participant direction. Subsequent to this date, contributions to the plan are invested as directed by the respective plan participant.

The amount of employer contributions charged to expense under the two plans was $94,000 and $268,000 for the three and nine months ended September 30, 2019, respectively, and $65,000 and $240,000 for the three and nine months ended September 30, 2018, respectively, and is included in salaries and employee benefits on the consolidated statements of income. As of September 30, 2019 and December 31, 2018, $11,000 and $71,000, respectively, was accrued as payable to the plan adopted by both Sanders Morris and Tectonic Advisors, and is included in other liabilities on our consolidated balance sheets. There was no accrual payable to the plan covering the Bank’s employees as of September 30, 2019 or December 31, 2018.

Note 10. Income Taxes

Income tax expense was $446,000 and $1.2 million for the three and nine months ended September 30, 2019, respectively, and $279,000 and $655,000 for the three and nine months ended September 30, 2018, respectively. The Company’s effective income tax rate was 25.0% and 17.5% for the three and nine months ended September 30, 2019, respectively, compared to 12.0% and 8.0% for the same periods in the prior year, respectively. The effective income tax rate differed from the U.S. statutory rate of 21% due to Tectonic Advisor’s and Sanders Morris tax status as a partnership for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

Net deferred tax liabilities totaled $407,000 and $534,000 at September 30, 2019 and December 31, 2018, respectively.

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

No stock options were granted during the three and nine months ended September 30, 2019 or 2018, except for the conversion of each option to purchase one Tectonic Holdings common unit to an option to purchase one share of the Company common stock in connection with the Tectonic Merger, resulting in 190,000 options outstanding.

As of September 30, 2019, there were 50,000 stock options outstanding that vest on the third anniversary of the grant date, May 15, 2020, and 140,000 stock options outstanding that vest on the fourth anniversary of the grant date, May 15, 2021. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $25,000 and $83,000 for the three and nine months ended September 30, 2019, respectively, and $24,000 and $77,000 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $129,000 of total unrecognized compensation cost.

There was no activity in the Plan for the nine months ended September 30, 2018. The following is a summary of activity in the Plan for the nine months ended September 30, 2019:

	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of the year	190,000	$5.37
Granted	-	-
Exercised	-	-
Expired/forfeited	-	-

Outstanding at end of period	190,000	$5.37	7.6	(a)
Exercisable at end of period	-	$-
Available for grant at end of period	560,000

(a) Stock options outstanding at the end of the period had immaterial aggregate intrinsic values.

The weighted-average grant date fair value of the options as of September 30, 2019 and 2018 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger had occurred upon the date at which the entities came under common control.

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

The following table summarizes loan commitments:

(In thousands)	September 30, 2019	December 31, 2018
Undisbursed loan commitments	$19,272	$14,812
Standby letters of credit	172	162
	$19,444	$14,974

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $300,000 as of September 30, 2019 and December 31, 2018.

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

Note 13. Related Parties

Management agreements with Services:  Through May 2019, the Company had management services agreements (the “Tectonic Management Services Agreement”) with Tectonic Services, LLC (“Services”). Services was the Managing Member of Tectonic Holdings, Tectonic Advisors, Sanders Morris and HWG prior to the Tectonic Merger. Under the Tectonic Management Services Agreement, Tectonic Services was paid on a monthly basis for management services to assist in conducting business operations and accomplishing strategic objectives. The Tectonic Management Services Agreement was terminated upon the closing of the Tectonic Merger. The Company did not incur any expense under the Tectonic Management Services Agreement for the three months ended September 30, 2019. The Company incurred expense of $117,000 under the Tectonic Management Services Agreement during the nine months ended September 30, 2019. The Company incurred expense of $83,000 and $265,000 under the Tectonic Management Services Agreement during the three and nine months ended September 30, 2018, respectively, which is included in other operating expenses on the accompanying consolidated statements of income. There was $100,000 payable to Services under these agreements as of December 31, 2018. There was no payable to Services under these agreements as of September 30, 2019.

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $392,000 and $1.1 million during the three and nine months ended September 30, 2019, respectively, and $366,000 and $1.0 million during the three and nine months ended September 30, 2018, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $144,000 and $198,000 in fees receivable related to these services at September 30, 2019 and December 31, 2018, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement:  In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $201,000 and $186,000 payable to Cain Watters related to this agreement at September 30, 2019 and December 31, 2018, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

DCFH Series A Preferred Stock: The Company had 80,338 shares of Series A preferred stock outstanding to DCFH as of December 31, 2018, representing all of the Series A preferred stock outstanding of the Company. DCFH has as its general partner an entity owned by a director of the Company. The Series A preferred stock was issued in exchange for the Tectonic Holdings preferred units in the Tectonic Merger. The Tectonic Holdings preferred units were issued in an exchange that occurred prior to the Tectonic Merger, under which an unsecured note payable to DCFH was exchanged for the Tectonic Holdings preferred units. See Note 2, Tectonic Merger and Initial Public Offerings of Series B Preferred Stock, in these consolidated financial statements for more information. The Series A preferred stock held by DCFH ranks senior to our common stock and pari passu to the Series B preferred stock issued in our initial public offering as to dividend rights and rights upon liquidation, dissolution and/or winding up. Dividends will be paid on the Series A preferred stock only when, as and if declared by our board of directors at a rate of 10% per annum (payable quarterly). The Series A preferred stock has a liquidation preference of $100 per share. In addition, the Series A preferred stock is not convertible into any other security of the Company. The Series A preferred stock is redeemable at the option of the Company at any time after the fifth anniversary of the original issue date at a redemption price equal to the liquidation preference, plus any declared but unpaid dividends, subject to the requisite approval of the Federal Reserve, if any.

On July 12, 2019, the Company repurchased and retired the Series A preferred stock from DCFH.

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

Notes receivable, related parties was $15,000 and $58,000 as of September 30, 2019 and December 31, 2018, respectively. The Company recognized $15,000 and $44,000 for the three and nine months ended September 30, 2019, respectively, and $20,000 and $58,000 for the three and nine months ended September 30, 2018, respectively, in compensation expense in relation to the forgiven notes receivable, including interest income in relation to the forgiven notes receivable.

As of September 30, 2019, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $3.2 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Bank had no loans to officers, directors and their affiliated companies during the three and nine months ended September 30, 2019 or 2018.

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

	BASEL III Minimum for Capital Adequacy Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Common Equity Tier 1 Risk Based ( CET1 to risk weighted assets)	4.5%	2.5%	7.0%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	-%	4.0%

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of September 30, 2019, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$38,249	15.10%	$26,599	10.50%	$25,333	10.00%
T Bank, N.A.	38,452	15.33	26,344	10.50	25,089	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	36,710	14.49	21,533	8.50	20,266	8.00
T Bank, N.A.	36,913	14.71	21,326	8.50	20,071	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	19,460	7.68	17,733	7.00	16,466	6.50
T Bank, N.A.	36,913	14.71	17,562	7.00	16,308	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	36,710	11.44	12,835	4.00	16,043	5.00
T Bank, N.A.	36,913	11.33	13,036	4.00	16,294	5.00

As of December 31, 2018
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$28,067	12.41%	$23,745	9.875%	$22,615	10.00%
T Bank, N.A.	30,116	13.45	22,116	9.875	22,396	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	27,193	12.02	19,222	7.875	18,092	8.00
T Bank, N.A.	29,242	13.06	17,637	7.875	17,917	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	19,159	8.47	19,222	6.375	14,699	6.50
T Bank, N.A.	29,242	13.06	14,278	6.375	14,557	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	27,193	9.40	11,570	4.00	14,462	5.00
T Bank, N.A.	29,242	10.32	11,334	4.00	14,167	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of September 30, 2019, approximately $9.9 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and nine months ended September 30, 2019 and 2018:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2019
Income Statement
Total interest income	$4,686	$-	$-	$4,686
Total interest expense	1,430	-	219	1,649
Provision for loan losses	1,004	-	-	1,004
Net-interest income (loss) after provision for loan losses	2,252	-	(219)	2,033
Non-interest income (loss)	151	7,909	(243)	7,817
Depreciation and amortization expense	93	164	-	257
All other non-interest expense	1,991	5,606	209	7,806
Income (loss) before income tax	$319	$2,139	$(671)	$1,787

Goodwill and other intangibles	$9,609	$2,350	$-	$11,959
Total assets	$347,017	$10,380	$268	$357,665

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2019
Income Statement
Total interest income	$13,253	$-	$6	$13,259
Total interest expense	3,862	-	705	4,567
Provision for loan losses	1,486	-	-	1,486
Net-interest income (loss) after provision for loan losses	7,905	-	(699)	7,206
Non-interest income (loss)	223	22,760	(214)	22,769
Depreciation and amortization expense	279	396	-	675
All other non-interest expense	5,720	16,087	549	22,356
Income (loss) before income tax	$2,129	$6,277	$(1,462)	$6,944

Goodwill and other intangibles	$9,609	$2,350	$-	$11,959
Total assets	$347,017	$10,380	$268	$357,665

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2018
Income Statement
Total interest income	$3,870	$-	$-	$3,870
Total interest expense	906	-	249	1,155
Provision for loan losses	322	-	-	322
Net-interest income (loss) after provision for loan losses	2,642	-	(249)	2,393
Non-interest income	258	5,481	2	5,741
Depreciation and amortization expense	92	98	-	190
All other non-interest expense	1,619	3,852	154	5,625
Income (loss) before income tax	$1,189	$1,531	$(401)	$2,319

Goodwill and other intangibles	$9,810	$-	$-	$9,810
Total assets	$289,051	$6,515	$866	$296,432

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2018
Income Statement
Total interest income	$10,892	$-	$-	$10,892
Total interest expense	2,351	-	704	3,055
Provision for loan losses	643	-	-	643
Net-interest income (loss) after provision for loan losses	7,898	-	(704)	7,194
Non-interest income	415	16,461	1,696	18,572
Depreciation and amortization expense	293	294	-	587
All other non-interest expense	5,326	11,410	309	17,045
Income before income tax	$2,694	$4,757	$683	$8,134

Goodwill and other intangibles	$9,810	$-	$-	$9,810
Total assets	$289,051	$6,515	$866	$296,432

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2019
Securities available for sale:
U.S. government agencies	$-	$7,806	$-	$7,806
Mortgage-backed securities	-	2,002	-	2,002
As of December 31, 2018
Securities available for sale:
U.S. government agencies	$-	$9,008	$-	$9,008
Mortgage-backed securities	-	2,496	-	2,496

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the nine months ended September 30, 2019, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of September 30, 2019, an impaired SBA loan with a carrying value of $3.8 million was reduced by specific valuation allowance of $230,000, resulting in a net fair value of $3.6 million. As of December 31, 2018, there were no impaired loans that were reduced by specific valuation allowances.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, the discount for the one SBA collateral-dependent impaired loan was 0.01%.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of September 30, 2019 and December 31, 2018, there were no foreclosed assets.   During the three months ended March 31, 2019, there was one real estate property foreclosed on with a fair value of $275,000 which had been collateral on a SBA guaranteed loan. The property was sold during the three months ended June 30, 2019.  There were no foreclosed assets re-measured during the three and nine months ended September 30, 2019.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. There were no sales of loans for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company added a servicing asset of $81,000 in connection with the sale of $3.7 million in loans. There was no allowance provision required for the three months ended September 30, 2019, and the allowance provision required for the nine months ended September 30, 2019 was $162,000. For the three and nine months ended September 30, 2018, the allowance provision required was $122,000 and $292,000, respectively.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$16,326	$16,326
Level 2 inputs:
Securities available for sale	9,808	9,808
Securities, restricted	2,409	2,409
Loans held for sale	12,911	13,968
Accrued interest receivable	1,267	1,267
Level 3 inputs:
Securities held to maturity	6,357	6,357
Securities not readily marketable	100	100
Loans, net	284,825	282,468
Servicing asset	874	874
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	29,504	29,504
Level 2 inputs:
Interest bearing deposits	243,656	245,012
Borrowed funds	29,000	29,000
Accrued interest payable	389	389

	December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$18,458	$18,458
Level 2 inputs:
Securities available for sale	11,504	11,504
Securities, restricted	1,926	1,926
Loans held for sale	16,345	17,732
Accrued interest receivable	1,141	1,141
Level 3 inputs:
Securities held to maturity	7,722	7,722
Securities not readily marketable	100	100
Loans, net	234,033	232,508
Servicing asset	1,467	1,467
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	41,142	41,142
Level 2 inputs:
Interest bearing deposits	209,231	206,023
Borrowed funds	18,915	18,915
Accrued interest payable	571	571

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

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Nolan operations included in the Company’s consolidated statements of income for the nine months ended September 30, 2019. In addition, the table presents unaudited condensed pro forma financial information assuming that the Nolan acquisition was completed as of January 1, 2018.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition actually occurred on January 1, 2018, or is it indicative of future results.

(In thousands)	Actual Nolan results of operations for the Nine Months Ended September 30, 2019	Actual for the Nine Months Ended September 30, 2019	Pro Forma for the Nine Months Ended September 30, 2018

Noninterest income	$3,843	$22,769	$22,355
Noninterest expense	2,884	23,031	20,625
Net income	758	5,727	8,061

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
●

compliance with laws and regulations, supervisory actions, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Economic Growth, Regulatory Relief and Consumer Protection Act, capital requirements; the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;

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

The following discussion and analysis presents our consolidated financial condition as of September 30, 2019 and December 31, 2018, and our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements included within our IPO Registration Statement, initially filed with the SEC on April 18, 2019.

On May 13, 2019, we completed a merger with Tectonic Holdings, through which we expanded our financial services to include investment advisory, securities brokerage and insurance services. Pursuant to the Tectonic Merger Agreement, dated March 28, 2019, by and between the Company and Tectonic Holdings, Tectonic Holdings merged with and into the Company, with the Company as the surviving institution. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock. The computations of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

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

Performance Summary

Net income available to common shareholders totaled $948,000, or $0.14 per diluted common share for the three months ended September 30, 2019, and $1.8 million, or $0.28 per diluted common share, for the three months ended September 30, 2018, a decrease of $891,000, or 48.5%.  Net income available to common shareholders totaled $4.9 million, or $0.75 per diluted common share for the nine months ended September 30, 2019, compared to $6.9 million, or $1.05 per diluted common share for the nine months ended September 30, 2018, a decrease of $1.9 million or 28.3%. The decrease in net income available to common shareholders for the nine months ended September 30, 2019 was the result of a $5.4 million increase in non-interest expense, a $843,000 increase in the provision for loan losses and a $562,000 increase in income tax expense, partially offset by a $855,000 increase in net interest income and a $4.2 million increase in non-interest income.

We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. Tangible common equity is a non-GAAP financial measure. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity.

For the three months ended September 30, 2019, return on average assets was 1.57%, compared to 2.79% for the same period in the prior year, and return on average tangible common equity was 18.95%, compared to 44.80% for the same period in the prior year. For the nine months ended September 30, 2019, return on average assets was 2.33%, compared to 3.50% for the same period in the prior year, and return on average tangible common equity was 34.78%, compared to 60.15% for the same period in the prior year. The higher returns for the nine months ended September 30, 2018 was primarily due to a $1.7 million gain on bargain purchase related to the acquisition of Sanders Morris during the three months ended March 31, 2018.

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended September 30, 2019	As of and for the Three Months Ended September 30, 2018	As of and for the Nine Months Ended September 30, 2019	As of and for the Nine Months Ended September 30, 2018
Net income, as reported	$1,341	$2,040	$5,727	$7,479
Income available to common shareholders	948	1,839	4,929	6,876
Average tangible common equity	20,011	16,420	18,893	15,243
Return on average tangible common equity	18.95%	44.80%	34.78%	60.15%

Total assets grew by $46.0 million, or 14.8%, to $357.7 million as of September 30, 2019, from $311.7 million as of December 31, 2018. This increase was primarily due to an increase in SBA loans. Our loans held for investment, net of allowance for loan losses increased $50.8 million, or 21.7%, to $284.8 million as of September 30, 2019, from $234.0 million as of December 31, 2018. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $11.5 million, or 30.7%, to $49.0 million as of September 30, 2019, from $37.5 million as of December 31, 2018. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

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

	Three Months Ended
	September 30, 2019 vs September 30, 2018
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$5	$6	$11
Securities	(46)	(4)	(50)
Loans, net of unearned discount (1)	94	761	855
Total earning assets	53	763	816

Savings and interest-bearing demand	-	(2)	(2)
Money market deposit accounts	71	(13)	58
Time deposits	202	243	445
FHLB and other borrowings	(13)	6	(7)
Subordinated notes	-	-	-
Total interest-bearing liabilities	260	234	494

Changes in net interest income	$(207)	$529	$322

(1)	Average loans include non-accrual.

Net interest income for the three months ended September 30, 2019 and 2018 was $3.0 million and $2.7 million, respectively, an increase of $322,000, or 11.9%, due primarily to an increase in the average volume of loans. Net interest margin for the three months ended September 30, 2019 and 2018 was 3.81% and 4.04%, a decrease of 23 basis points, due primarily to the increase in average rates paid on interest-bearing deposits.

The average volume of loans increased $48.6 million, or 20.5%, from $236.7 million for the three months ended September 30, 2018, to $285.2 million for the three months ended September 30, 2019, and the average yield for loans increased 16 basis points from 6.06% for the three months ended September 30, 2018 to 6.22% for the three months ended September 30, 2019. The average yield on loans was positively impacted by the increases in market interest rates, partly offset by a decrease in discount accretion. When we acquired the Bank, we applied purchase accounting to value the Bank’s assets at “fair value,” which resulted in a discount or premium being applied to certain loans. As a result, net interest margin may fluctuate from quarter to quarter, driven in part by the prepayment of loans with associated discounts (resulting in a gain and higher net interest margin) and premiums (resulting in a loss and lower net interest margin). In the third quarter of 2019, loan payoffs with associated net discounts resulted in additional income of $56,000, compared to $99,000 for loan payoffs with net discounts in the third quarter of 2018.

Average interest-bearing deposits increased $32.9 million for the three months ended September 30, 2019, compared to the same period in the prior year, which included an increase in time deposits and money market deposit accounts of $37.5 million, partly offset by a $2.9 million decrease in money market deposits and a $1.7 million decrease in savings and interest-bearing demand deposits. The average rate paid on interest-bearing deposits increased 63 basis points from 1.70% for the three months ended September 30, 2018 to 2.33% for the three months ended September 30, 2019.

	Nine Months Ended
	September 30, 2019 vs September 30, 2018
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$41	$43	$84
Securities	(104)	(2)	(106)
Loans, net of unearned discount (1)	626	1,763	2,389
Total earning assets	563	1,804	2,367

Savings and interest-bearing demand	(2)	(4)	(6)
Money market deposit accounts	194	60	254
Time deposits	800	481	1,281
FHLB and other borrowings	46	(118)	(72)
Subordinated notes	-	55	55
Total interest-bearing liabilities	1,038	474	1,512

Changes in net interest income	$(475)	$1,330	$855

(1)	Average loans include non-accrual.

Net interest income for the nine months ended September 30, 2019 and 2018 was $8.7 million and $7.8 million, respectively, an increase of $855,000, or 10.9%, due primarily to an increase in the average volume of loans and average yields on loans, partially offset by an increase in the average volume of interest-bearing deposits and average rates paid on interest-bearing deposits. Net interest margin for the nine months ended September 30, 2019 and 2018 was 3.89% and 4.05%, a decrease of 16 basis points, due primarily to the increase in average rates paid on interest-bearing deposits and borrowed funds, partially offset by an increase in average yields on loans and interest-bearing deposits.

The average volume of loans increased $37.5 million, or 16.5%, from $227.9 million for the nine months ended September 30, 2018, to $265.5 million for the nine months ended September 30, 2019, and the average yield for loans increased 36 basis points from 5.92% for the nine months ended September 30, 2018 to 6.28% for the nine months ended September 30, 2019. The average yield on loans was positively impacted by the increases in market interest rates and increase in discount accretion. For the nine months ended September 30, 2019, loan payoffs with associated net discounts resulted in additional income of $349,000, compared to $338,000 for loan payoffs with net discounts for the nine months ended September 30, 2018.

Average interest-bearing deposits increased $28.6 million for the nine months ended September 30, 2019, compared to the same period in the prior year, which included an increase in time deposits and money market deposit accounts of $25.0 million and $5.1 million, respectively, offset by $1.5 million decrease in savings and interest-bearing demand deposits. The average rate paid on interest-bearing deposits increased 74 basis points from 1.51% for the nine months ended September 30, 2018 to 2.25% for the nine months ended September 30, 2019.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019			2018
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	10,492	58	2.19%	9,320	47	2.00%
Securities	20,259	157	3.07%	20,764	207	3.96%
Loans, net of unearned discount (1)	285,224	4,471	6.22%	236,655	3,616	6.06%
Total earning assets	$315,975	$4,686	5.88%	$266,739	$3,870	5.76%
Cash and other assets	27,022			26,481
Allowance for loan losses	(1,077)			(575)
Total assets	$341,920			$292,645
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$7,440	7	0.37%	$9,174	9	0.39%
Money market deposit accounts	48,440	219	1.79%	51,322	161	1.24%
Time deposits	169,623	1,098	2.57%	132,072	653	1.96%
Total interest-bearing deposits	225,503	1,324	2.33%	192,568	823	1.70%
FHLB and other borrowings	17,554	106	2.40%	16,528	113	2.71%
Subordinated notes	12,000	219	7.24%	12,000	219	7.24%
Total interest-bearing liabilities	255,057	1,649	2.57%	221,096	1,155	2.07%
Non-interest-bearing deposits	31,270			33,058
Other liabilities	6,343			4,195
Total liabilities	292,670			258,349
Shareholders’ equity	49,250			34,296
Total liabilities and shareholders’ equity	$341,920			$292,645

Net interest income		$3,037			$2,715
Net interest spread			3.32%			3.68%
Net interest margin			3.81%			4.04%

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019			2018
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	12,031	213	2.37%	9,602	129	1.80%
Securities	21,303	571	3.58%	21,377	677	4.23%
Loans, net of unearned discount (1)	265,472	12,475	6.28%	227,947	10,086	5.92%
Total earning assets	$298,806	$13,259	5.93%	$258,926	$10,892	5.62%
Cash and other assets	29,926			26,565
Allowance for loan losses	(970)			(512)
Total assets	$327,762			$284,979
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$7,370	21	0.38%	$8,840	27	0.41%
Money market deposit accounts	55,237	653	1.58%	50,159	399	1.06%
Time deposits	155,519	2,994	2.57%	130,517	1,713	1.75%
Total interest-bearing deposits	218,126	3,668	2.25%	189,516	2,139	1.51%
FHLB and other borrowings	11,486	242	2.82%	17,096	314	2.46%
Subordinated notes	12,000	657	7.32%	10,990	602	7.32%
Total interest-bearing liabilities	241,612	4,567	2.53%	217,602	3,055	1.88%
Non-interest-bearing deposits	35,754			30,361
Other liabilities	5,996			3,848
Total liabilities	283,362			251,811
Shareholders’ equity	44,400			33,168
Total liabilities and shareholders’ equity	$327,762			$284,979

Net interest income		$8,692			$7,837
Net interest spread			3.41%			3.75%
Net interest margin			3.89%			4.05%

(1) Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the three and nine months ended September 30, 2019, the provision for loan losses totaled $1.0 million and $1.5 million, respectively, compared to $322,000 and $643,000 for the three and nine months ended September 30, 2018, respectively. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Trust income	$1,286	$1,183	$3,716	$3,513
Advisory income	2,728	2,236	7,396	6,275
Brokerage income	2,820	1,939	7,776	6,253
Service fees and other income	898	302	3,632	2,308
Rental income	85	81	249	223
Total	$7,817	$5,741	$22,769	$18,572

Total non-interest income for the three and nine months ended September 30, 2019 increased $2.1 million, or 36.2%, and $4.2 million, or 22.6%, respectively, compared to the same periods in the prior year. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months and nine months ended September 30, 2019 increased $103,000, or 8.7%, and $203,000, or 5.8%, respectively, compared to the same periods in the prior year, respectively. The fee income increased slightly between the two periods due to a slight increase in the average market value of the trust assets during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, and also due to fees for our participant directed platform which was implemented in the first quarter of 2019.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three months and nine months ended September 30, 2019, advisory income increased $492,000, or 22.0%, and $1.1 million, or 17.9%, respectively, compared to the same periods in the prior year, respectively. This increase was due to a slight increase in market value of the trust assets during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, combined with an increase in advisory income at Sanders Morris, both from an increase in their assets under management, and from increases in performance based fees.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period. Brokerage income for the three months and nine months ended September 30, 2019 increased $881,000, or 45.4%, and $1.5 million, or 24.4%, respectively, compared to the same periods in the prior year. These increases are primarily due to increases in private placement activity and in interest earned on margin lending, offset by the planned termination of an agreement with a former affiliate to assist with transition of its business.

The chart below reflects our advisory and brokerage assets as of September 30, 2019, December 31, 2018 and September 30, 2018.

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Advisory assets
Tectonic Advisors	$2,005,916	$1,736,637	$1,889,639
Sanders Morris	444,665	282,052	328,610
Total advisory assets	$2,450,581	$2,018,689	$2,218,249

Brokerage assets – Sanders Morris	1,659,665	1,297,264	1,604,117

Total advisory and brokerage assets	$4,110,246	$3,315,953	$3,822,366

Service fees and other income. Service fees includes fees for deposit-related services, and beginning in January 2019, third party administrative fees related to the acquisition of Nolan. Service fees for the three and nine months ended September 30, 2019 increased $596,000, or 197.4%, and $1.3 million, or 57.4%, respectively, compared to the same periods in the prior year, respectively, which was primarily due to the administrative fees recorded for services provided by Nolan, offset by bargain purchase gain of $1.7 million that occurred during the first quarter 2018. Net loan servicing fees increased $72,000 for the three months ended September 30, 2019 over the same period in the prior year, and decreased $36,000 for the nine months ended September 30, 2019 over the same period in the prior year.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and nine months ended September 30, 2019 increased $4,000, or 4.9%, and $26,000, or 11.7%, respectively, compared to the same periods in the prior year, respectively.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Salaries and employee benefits	$4,858	$3,360	$14,109	$10,304
Occupancy and equipment	684	478	1,934	1,465
Trust expenses	506	496	1,482	1,485
Brokerage and advisory direct costs	448	333	1,318	1,123
Professional fees	429	293	1,292	661
Data processing	217	223	666	733
Other	921	632	2,230	1,861
Total	$8,063	$5,814	$23,031	$17,632

Total non-interest expense for the three and nine months ended September 30, 2019 increased $2.2 million, or 38.7%, and $5.4 million, or 30.6%, respectively, compared to the same periods in the prior year. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for three and nine months ended September 30, 2019 increased $1.5 million, or 44.6%, and $3.8 million, or 36.9%, respectively, compared to the same periods in the prior year. The acquisition of Nolan accounted for $693,000 of the increases for the three months ended September 30, 2019 and $2.3 million for the nine months ended September 30, 2019. The remaining increase was due to an increase in the number of employees in loan production and operation support areas of the Company, and in the trust area related to the addition of participant directed plan services, combined with increases in commissions and incentive bonuses related to increases in brokerage activity including from private placements, as well as advisory fees at Sanders Morris, particularly in our Dallas office, and annual merit increases and rate increases for medical benefits.

Occupancy and equipment expense. Occupancy and equipment expense for three and nine months ended September 30, 2019 increased $206,000, or 43.1%, and $469,000, or 32.0%, respectively, compared to the same periods in the prior year. The acquisition of Nolan accounted for $82,000 of the increase for the three months ended September 30, 2019 and $252,000 for the nine months ended September 30, 2019. The remaining increase is related to increased rent and utilities expense at Tectonic Advisors and Sanders Morris, and an increase in depreciation expense related to improvements to our Houston office.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased $10,000, or 2.0%, for the three months ended September 30, 2019, compared to the same period in the prior year, due to a slight increase in the month-end market value of trust assets for the three months ended September 30, 2019. Trust expenses decreased $3,000, or 0.2%, for the nine months ended September 30, 2019, compared to the same period in the prior year, due to a decrease in the month-end market value of trust assets during the three months ended March 31, 2019, which was partially offset by the increase during the six months ended September 30, 2019.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three and nine months ended September 30, 2019 increased $115,000, or 34.5%, and $195,000, or 17.4%, respectively, compared to the same periods in the prior year, related to increases in brokerage activity and related clearing firm service fees, execution charges and referral fees. These increases were partially offset by decreases in exchange clearing fees

Professional fees. Professional fees, which include legal, consulting, audit and professional fees, for the three and nine months ended September 30, 2019 increased $137,000, or 46.9%, and $631,000, or 95.5%, respectively, compared to the same periods in the prior year. The increases during the three and nine months ended September 30, 2019 included $78,000 and $234,000, respectively, related to the consulting arrangement with the previous owner of Nolan (see Note 18, Nolan Acquisition, to consolidated financial statements included in the Form 10-Q for more information), and increases of $33,000 and $154,000, respectively, for consulting expense related to the implementation of the participant directed retirement plan platform for trust clients, which were completely offset by decreases in consulting expense of an equivalent amount in other areas of the business for the three and nine months ended September 30, 2019; increases of $47,000 and $58,000, respectively, in legal and professional expenses related to legal and regulatory matters at Sanders Morris, and an offsetting decrease of $21,000 for the three months and an increase of $156,000 for the nine months, respectively, ended September 30, 2019 for audit and tax fees related to our IPO Registration Statement and related public filings. The remaining variance is related primarily to various professional fees directly affected by increased staff levels, among other things.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three and nine months ended September 30, 2019 decreased $6,000, or 2.7%, and $67,000, or 9.1%, respectively, compared to the same periods in the prior year. The decrease was due to lower trust data processing fees related to the merger of ten common funds with other funds during 2018, partly offset by increases of $6,000 and $25,000 related to the acquisition of Nolan.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three and nine months ended September 30, 2019 increased $289,000, or 45.7%, and increased $369,000, or 19.8%, respectively, compared to the same periods in the prior year. The increases included $11,000 and $45,000, respectively, for Nolan expenses, $20,000 to reimburse losses to a Bank customer account due to fraudulent activity by an employee of the customer during the first quarter 2019, and a $300,000 settlement fee incurred during the third quarter of 2019 related to unsatisfactory investment results in a client’s accounts over which Sanders Morris had a limited portion of attorney. The remaining increase is the result of increases in office expenses, business travel, and internet charges related to increased staffing. These increases were partly offset by decreases of $25,000 and $59,000, respectively, for the FDIC insurance premiums, decreases of $58,000 and $119,000, respectively, for employee recruiting expenses, and decreases in computer expense, management fees, filing fees, and general operating costs.

Income Taxes

The income tax expense for the three and nine months ended September 30, 2019 was $446,000 and $1.2 million, respectively, compared to $279,000 and $655,000 for the three and nine months ended September 30, 2018, respectively. The effective income tax rate was 25.0% and 17.5% for the three and nine months ended September 30, 2019, respectively, compared to 12.0% and 8.0% for the same periods in the prior year. The effective income tax rate differed from the U.S. statutory rate of 21% primarily due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

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

A third operating segment, HoldCo, includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. Our principal source of revenue is dividends from our subsidiaries.

The following table presents key metrics related to our segments:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$3,407	$7,909	$(462)	$10,854	$9,614	$22,760	$(913)	$31,461
Income (loss) before taxes	$319	$2,139	$(671)	$1,787	$2,129	$6,277	$(1,462)	$6,944

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$3,222	$5,481	$(247)	$8,456	$8,956	$16,461	$992	$26,409
Income (loss) before taxes	$1,189	$1,531	$(401)	$2,319	$2,694	$4,757	$683	$8,134

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and nine months ended September 30, 2019 decreased $870,000, or 73.2%, and $565,000, or 21.0%, respectively, compared to the same periods in 2018. The decrease during the three months ended September 30, 2019 was primarily the result of a $682,000 increase in the provision for loan losses, a $107,000 decrease in non-interest income and a $373,000 increase in non-interest expense, partly offset by a $292,000 increase in net interest income. The decrease during the nine months ended September 30, 2019 was primarily the result of an $843,000 increase in the provision for loan losses, a $192,000 decrease in non-interest income and a $380,000 increase in non-interest expense, partly offset by an $851,000 increase in net interest income.

Net interest income for the three and nine months ended September 30, 2019 increased $292,000, or 9.9%, and $851,000, or 10.0%, respectively, compared to the same periods in 2018, due primarily to an increase in average volume of loans, partially offset by increase in average volume of interest-bearing deposits and average rates paid on interest-bearing deposits. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and nine months ended September 30, 2019, totaled $1.0 million and $1.5 million, respectively, compared to $322,000 and $643,000 for the three and nine months ended September 30, 2018, respectively. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and nine months ended September 30, 2019 decreased $107,000, or 41.4%, and $192,000, or 46.4%, respectively, compared to the same periods in the prior year, which was primarily due to decreases in net loan servicing income. The decrease was partly offset increases in rental income. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended September 30, 2019 increased $374,000, or 21.9%, and for the nine months ended September 30, 2019 increased $380,000, or 6.8%, compared to the same periods in the prior year, respectively. The increase for the three and nine months ended September 30, 2019 was related to increases in salaries and employee benefits, occupancy and equipment expense and professional fees. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and nine months ended September 30, 2019 increased $608,000, or 39.7%, and $1.5 million, or 32.0%, respectively, compared to the same periods in 2018. The increase during the three months ended September 30, 2019 was primarily the result of a $2.4 million increase in non-interest income partly offset by a $1.8 million increase in non-interest expense. The increase during the nine months ended September 30, 2019 was the result of a $6.3 million increase in non-interest income partly offset by a $4.8 million increase in non-interest expense.

Non-interest income for the three months ended September 30, 2019 increased $2.4 million, or 44.3%, and $6.3 million, or 38.3%, for the nine months ended September 30, 2019, compared to the same periods in the prior year, respectively. The increases were primarily due to increases in brokerage income of $881,000 and $1.5 million, respectively, related to increased trading activity, including private placements, and increases in service fees and other income of $952,000 and $3.5 million, respectively, which was primarily related to the Nolan acquisition on January 2, 2019.  In addition, advisory and trust income increased related to increases in the average market value of trust assets and advisory assets under management by $492,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended September 30, 2019 increased $1.8 million, or 46.1%, and $4.8 million, or 40.8%, for the nine months ended September 30, 2019, compared to the same periods in the prior year, respectively. The increases were primarily related to increases in salaries and employee benefits, as well as increases in occupancy and equipment costs and professional fees, related to the acquisition of the Nolan business and other new business activity, as well as annual merit increases.  Brokerage and advisory direct costs showed increases primarily from increased brokerage activity. See the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The HoldCo operating segment had loss before taxes of $671,000 and $1.5 million during the three and nine months ended September 30, 2019, respectively, compared to loss before taxes of $401,000 during the three months ended September 30, 2018 and income before taxes of $683,000 during the nine months ended September 30, 2018. The increased loss before taxes for the three months ended September 30, 2019, compared to the same period in the prior year resulted from increases in non-interest expense due to increases in salaries and compensation expense partly offset by decreases in professional fees and also in interest expense related to the payoff of the bank stock loan in May 2019, and a loss on the repurchase of our Series A preferred stock in July 2019 of approximately $234,000. The income before taxes for the nine months ended September 30, 2018 was primarily related to a gain on bargain purchase of $1.7 million related to the acquisition of Summer Wealth Management during the first quarter of 2018.

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

As of September 30, 2019, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $1.2 million and $980,450 as of September 30, 2019 and December 31, 2018, respectively, and FHLB stock, having an amortized cost and fair value of $1.2 million and $945,900 as of September 30, 2019 and December 31, 2018, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The weighted average yield for total securities was 3.58% for the nine months ended September 30, 2019, compared to 4.23% for the same period in the prior year. The yield was lower for the nine months ended September 30, 2019 primarily due to the payoff during the third quarter of 2018 of two PACE assets totaling $1.0 million with a weighted average rate of 7.08%.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of September 30, 2019		As of December 31, 2018
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$7,700	$7,806	$9,233	$9,008
Mortgage-backed securities	1,980	2,002	2,536	2,496
Total securities available for sale	$9,680	$9,808	$11,769	$11,504

Securities held to maturity:
Property assessed clean energy	$6,357	$6,357	$7,722	$7,722

Securities, restricted:
Other	$2,409	$2,409	$1,926	$1,926

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of September 30, 2019. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$4,366	2.20%	$2,996	2.66%	$338	3.62%	$7,700	2.44%
Mortgage-backed securities	-	-	-	-	1,212	2.82	768	2.66	1,980	2.75
Total	$-	-%	$4,366	2.20%	$4,208	2.70%	$1,106	2.95%	$9,680	2.50%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$3,497	5.83%	$2,860	7.32%	$6,357	6.50%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,409	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $51.5 million, or 21.9%, to $286.4 million at September 30, 2019, compared to $234.9 million at December 31, 2018. SBA loans comprise the largest group of loans in our portfolio totaling $128.5 million, or 44.9% of the total loans at September 30, 2019, compared to $91.6 million, or 39.0% at December 31, 2018. Commercial and industrial loans totaled $90.0 million, or 31.4% of the total loans at September 30, 2019, compared to $88.9 million, or 37.9%, at December 31, 2018. Commercial and construction real estate loans totaled $56.8 million, or 19.9%, of the total loans at September 30, 2019, compared to $39.9 million, or 17.0%, at December 31, 2018.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	September 30, 2019		December 31, 2018
Commercial and industrial	$89,963	31.4%	$88,915	37.9%
Consumer installment	3,402	1.2%	3,636	1.5%
Real estate – residential	5,265	1.8%	7,488	3.2%
Real estate – commercial	49,185	17.2%	35,221	15.0%
Real estate – construction and land	7,642	2.7%	4,653	2.0%
SBA 7(a) guaranteed	63,865	22.3%	33,884	14.4%
SBA 7(a) unguaranteed	44,373	15.5%	44,326	18.9%
SBA 504	20,227	7.1%	13,400	5.7%
USDA	2,440	0.8%	3,367	1.4%
Other	2	-%	17	-%
Total Loans	$286,364	100.0%	$234,907	100.0%

The Company records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $12.9 million and $16.3 million at September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company elected to reclassify $27.5 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2019, our loan portfolio included $73.6 million of loans, approximately 25.7% of our total funded loans, to the dental industry, compared to $76.2 million, or 32.4% of total funded loans, as of December 31, 2018. We believe that these loans are to credit worthy borrowers and are diversified geographically.

As of September 30, 2019, 47.3% of the loan portfolio, or $135.4 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding as of September 30, 2019 and December 31, 2018, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of September 30, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$14,734	$6,731	$9,759	$58,739	$-	$89,963
Consumer installment	3,100	302	-	-	-	3,402
Real estate – residential	698	4,567	-	-	-	5,265
Real estate – commercial	8,779	12,607	20,748	2,027	5,024	49,185
Real estate – construction and land	4,682	100	2,860	-	-	7,642
SBA 7(a) guaranteed	53,936	122	9,019	788	-	63,865
SBA 7(a) unguaranteed	39,650	41	3,722	960	-	44,373
SBA 504	7,339	-	11,804	-	1,084	20,227
USDA	2,440	-	-	-	-	2,440
Other	2	-	-	-	-	2
Total	$135,360	$24,470	$57,912	$62,514	$6,108	$286,364

	As of December 31, 2018
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$9,471	$7,541	$16,400	$55,503	$-	$88,915
Consumer installment	728	2,288	-	620	-	3,636
Real estate – residential	1,641	5,041	746	60	-	7,488
Real estate – commercial	3,184	4,422	19,074	3,146	5,395	35,221
Real estate – construction and land	3,912	741	-	-	-	4,653
SBA 7(a) guaranteed	29,082	141	4,091	570	-	33,884
SBA 7(a) unguaranteed	39,947	47	2,306	776	1,250	44,326
SBA 504	4,226	-	8,074	-	1,100	13,400
USDA	2,432	-	935	-	-	3,367
Other	17	-	-	-	-	17
Total	$94,640	$20,221	$51,626	$60,675	$7,745	$234,907

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

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, other real estate owned (“REO”) and foreclosed assets. Non-performing assets totaled $6.9 million as of September 30, 2019, compared to $2.5 million as of December 31, 2018. As of September 30, 2019, non-performing assets consisted solely of SBA non-accrual loans totaling $6.9 million, of which $5.6 million was guaranteed by the SBA. As of December 31, 2018, non-performing assets consisted solely of SBA non-accrual loans totaling $2.5 million, of which $2.3 million was guaranteed by the SBA. There were no foreclosed assets or REO as of September 30, 2019 and December 31, 2018.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. There were no loans past due 90 days or more and still accruing interest as of September 30, 2019 and December 31, 2018.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	September 30, 2019		December 31, 2018
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
SBA guaranteed	$5,628	1.58%	2,252	0.72%
SBA unguaranteed	1,269	0.35	293	0.09
Total non-accrual loans	$6,897	1.93%	$2,545	0.82%
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$6,897	1.93%	$2,545	0.82%
Restructured loans on non-accrual	$-	-	$-	-

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of September 30, 2019 and December 31, 2018, we had no loans considered to be a troubled debt restructuring.

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on acquired non-credit impaired loans. As of September 30, 2019 and December 31, 2018, we had no acquired loans requiring an allowance for loan loss.

The entire loan portfolio acquired in the acquisition of TBI on May 15, 2017 was initially recorded at fair value with no carryover of the related allowance for credit losses. The allowance for loan losses represents the calculated reserve for new loans originated since the acquisition. The allowance for loan losses totaled $1.5 million and $874,000, at September 30, 2019 and December 31, 2018, respectively, based upon measured loan portfolio balances of $185.9 million and $121.2 million, respectively. During the nine months ended September 30, 2019, the Company had charge-offs of $841,000 and recoveries of $20,000. For the nine months ended September 30, 2018, the Company had charge-offs of $266,000, and recoveries of $14,000. The total reserve percentage of loans originated post-Tectonic Merger increased to 0.83% at September 30, 2019, from 0.72% at December 31, 2018. The loans acquired in the acquisition in May 2017 were discounted to fair value. The discount balance is compared to a calculated allowance for those loans, and as long as the discount is higher, no allowance for loan loss is recognized. There was no allowance for loan loss recognized as of September 30, 2019 and 2018 for the loans acquired.

Based on an analysis performed by management at September 30, 2019, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2019	2018	2019	2018
Average loans outstanding	$285,224	$236,655	$265,472	$227,947
Gross loans outstanding at end of period	$286,364	$239,201	$286,364	$239,201
Allowance for loan losses at beginning of period	$1,107	$643	$874	$386
Provision for loan losses	1,004	322	1,486	643
Charge offs:
Commercial and industrial	-	-	-	-
SBA 7(a)	576	189	841	266
Total charge-offs	576	189	841	266
Recoveries:
Commercial and industrial	-	-	-	-
SBA 7(a)	4	1	20	14
Total recoveries	4	1	20	14
Net charge-offs	572	188	821	252
Allowance for loan losses at end of period	$1,539	$777	$1,539	$777
Ratio of allowance to end of period loan	0.54%	0.32%	0.54%	0.32%
Ratio of net charge-offs to average loans	0.20%	0.08%	0.31%	0.11%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	September 30, 2019		December 31, 2018
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$493	31.4%	$419	37.9%
Consumer installment	28	1.2	27	1.5
Real estate – residential	22	1.8	27	3.2
Real estate – commercial	377	17.2	210	15.0
Real estate – construction and land	76	2.7	34	2.0
SBA	543	44.9	157	39.0
USDA	-	0.8	-	1.4
Other	-	-	-	-
Total allowance for loan losses	$1,539	100.0%	$874	100.0%

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

Total deposits were $273.2 million as of September 30, 2019, as compared to $250.4 million as of December 31, 2018. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the nine months ended September 30
	2019			2018
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$35,754	14.1%	0.00%	$30,361	13.8%	0.00%
Savings and interest-bearing demand	7,370	2.9	0.38	8,840	4.0	0.41
Money market accounts	55,237	21.8	1.58	50,159	22.8	1.06
Time deposits	155,519	61.2	2.57	130,517	59.4	1.75
Total deposits	$253,880	100.00%	1.93%	$219,877	100.00%	1.30%

Borrowings

The Company’s FHLB borrowed funds totaled $17.0 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively. The Company has a credit line with the FHLB with borrowing capacity of $29.6 million secured by commercial loans and securities with collateral values of $23.3 million and $6.3 million, respectively. The Company determines its borrowing needs and renews the advances accordingly at varying terms. As of September 30, 2019, the Company had an overnight advance of $7.0 million with an interest rate of 2.15%, which was paid off in full as of October 11, 2019. In addition, the Company had a six month fixed term advance of $10.0 million with an interest rate of 2.18% and maturity date of January 27, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $35.8 million, which is secured by commercial loans. There were no outstanding borrowings as of September 30, 2019 and December 31, 2018.

As of December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. The loan was paid in full on May 31, 2019.

As of September 30, 2019 and December 31, 2018, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $11.5 million to $49.0 million as of September 30, 2019, from $37.5 million as of December 31, 2018, after adjusting for the Tectonic Merger. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with Topic 805. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements have been retrospectively adjusted to reflect the Tectonic Merger for all periods subsequent to the date at which the entities were under common control, May 15, 2017.

As of December 31, 2018, the Tectonic Merger had the effect of increasing retained earnings and additional paid in capital by a total of $811,000, while increasing Series A preferred stock by approximately $8.0 million, attributable to preferred stock outstanding at Tectonic Holdings at the time of the Tectonic Merger. The majority of the increase in shareholders’ equity of $11.5 million is attributable to the issuance of 1,725,000 shares of Series B preferred stock in our initial public offering, which raised $15.5 million, net of issuance costs, including underwriting discounts and offering expenses, partly offset by the repurchase of the Series A preferred stock of $8.0 million. The balance is related to dividends paid on the Series A preferred stock of $406,000 and on Series B preferred stock of $392,000, regular distributions made by Tectonic Holdings to its limited liability company members prior to the merger date of $1.3 million, a $310,000 net after-tax increase in the market value of the securities available for sale and a $83,000 increase in additional paid-in capital related to stock compensation expense, and net income of $5.7 million for the nine months ended September 30, 2019.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2019, the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	September 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$36,710	11.44%	$27,193	9.40%
Common Equity Tier 1 (to Risk Weighted Assets)	19,460	7.68	19,159	8.47
Tier 1 Capital (to Risk Weighted Assets)	36,710	14.49	27,193	12.02
Total Capital (to Risk Weighted Assets)	38,249	15.10	28,067	12.41

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$36,913	11.33%	$29,242	10.32%
Common Equity Tier 1 (to Risk Weighted Assets)	36,913	14.71	29,242	13.06
Tier 1 Capital (to Risk Weighted Assets)	36,913	14.71	29,242	13.06
Total Capital (to Risk Weighted Assets)	38,452	15.33	30,116	13.45

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

The Company had cash and cash equivalents of $16.3 million, or 4.6% of total assets, as of September 30, 2019. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of September 30, 2019, the Company’s established credit line with the FHLB was $29.6 million, or 8.3% of assets, of which $17.0 million was utilized. The established credit line with the FRB was $35.8 million, or 10.0% of assets, of which none was utilized or outstanding as of September 30, 2019. The Company’s trust operations serve in a fiduciary capacity for approximately $1.4 billion in total market value of assets as of September 30, 2019. Some of these custody assets are invested in cash. This cash is maintained either in a third-party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund. As of September 30, 2019, approximately $26.1 million of cash could be held at the Bank in deposit accounts fully insured by the FDIC. As of September 30, 2019, deposits of $12.4 million were held at the Bank, leaving $13.7 million which is available to the Bank. As of September 30, 2019, Sanders Morris and Tectonic Advisors held approximately $4.6 million in their accounts at the bank, which is eliminated on the financial statements and in the cash and cash equivalents as stated above.

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

As of September 30, 2019, we had commitments to extend credit and standby letters of credit of approximately $19.3 million and $172,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of September 30, 2019
Change in Interest Rates (basis points)	$ Change in Net Interest Income	% Change in Fair Value of Equity
	(Dollars in thousands)
+400	$3,018	11.40%
+300	2,269	7.87
+200	1,520	4.74
+100	772	2.14
Base
-100	(657)	(2.05)

We consider the likelihood of a decrease in interest rates beyond 100 basis points after September 30, 2019 as reasonably unlikely given current interest rate levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus, filed with the SEC on May 13, 2019. During the period from the completion of the offering on May 14, 2019 through November 13, 2019, we paid off the bank stock loan totaling $1.9 million, used approximately $8.0 million to repurchase in full our outstanding shares of Series A preferred stock, and contributed $4.0 million to the Bank to support its capital position, to finance potential strategic acquisitions to the extent such opportunities arise and for other general corporate purposes, which could include other growth initiatives.

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

TECTONIC FINANCIAL, INC.

Date: November 14, 2019	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer