Form 10-K
period 2019-12-31
Tectonic Financial, Inc.
filed 2020-03-31
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission File Number: 001-38910

TECTONIC FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Texas	82-0764846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16200 Dallas Parkway, Suite 190, Dallas, Texas 75248	(972) 720-9000
(Address of principal executive offices) (ZIP Code)	Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series B preferred stock, $0.01 par value per share	TECTP	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐   No☒

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

The number of shares outstanding of the registrant’s common stock as of March 27, 2020 was 6,568,750 shares. The shares of registrant’s common stock are not listed or quoted on an exchange, and as a result, there is no public market price to calculate the aggregate market value.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019 (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” of this Form 10-K and the following:

●

risks associated with the outbreak of coronavirus disease 2019 (“COVID-19”), including, among others, business disruption for our customers, customers’ ability to fulfill their financial obligations to the Company and our employees’ ability to conduct banking and other transactions;

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	the adequacy of our allowance for loan losses;
●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental and U.S. Small Business Association (“SBA”) loans);
●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	regulatory scrutiny related to our commercial real estate loan portfolio;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	our inability to identify and address potential conflicts of business;
●	failure to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	our ability to raise additional capital;
●	the soundness of other financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics, such as COVID-19;
●	the effects of terrorism and efforts to combat it;
●	environmental liabilities;
●	regulation of the financial services industry;

●	legislative changes or the adoption of tax reform policies;
●	political instability and changes in tariffs and trade barriers;
●

compliance with laws and regulations, supervisory actions, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), capital requirements, the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;

●	regulation of broker-dealers and investment advisors;
●	the enactment of regulations relating to privacy, information security and data protection;
●	legal and regulatory examinations, proceedings, investigations and inquiries, fines and sanctions;
●	the development of an active, liquid market for the Series B preferred stock;
●	fluctuations in the market price of the Series B preferred stock;
●	future issuances of preferred stock or debt securities and its impact on the Series B preferred stock;
●	our ability to manage our existing and future preferred stock and indebtedness;
●	our ability to pay dividends;
●	the continuation of securities analysts coverage of the company;
●	our management and board of directors have significant control over our business;
●	risks related to being a “controlled company” under NASDAQ rules;
●	the costs and expenses of being a public company; and

Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1.	Business.

Our Company

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company headquartered in Dallas, Texas offering banking, trust, investment advisory, third-party administration and recordkeeping, securities brokerage and insurance services to high net worth individuals, small businesses and institutions across the United States. The Company was formed in late 2016 for the purpose of acquiring T Bancshares, Inc. (“T Bancshares”), and its wholly owned subsidiary, T Bank, NA (“Bank”). T Bancshares was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for the Bank. On May 13, 2019, we completed a merger with Tectonic Holdings, LLC (“Tectonic Holdings”), a company with whom we had common ownership (“Tectonic Merger”). Through the Tectonic Merger, we acquired Tectonic Advisors, LLC (“Tectonic Advisors”) and Sanders Morris Harris LLC (“Sanders Morris”), as well as its subsidiary, HWG Insurance Agency LLC (“HWG”), which expanded our financial services to include investment advisory, securities brokerage and insurance services.

Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock. The computations of all common share and per common share amounts in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

As of December 31, 2019, we had, on a consolidated basis, $365.1 million in assets, $289.7 million in total loans held for investment, $9.9 million in loans held for sale, $283.6 million in deposits and $50.5 million in shareholders’ equity. Net income for the year ended December 31, 2019 was $7.9 million.

Our Initial Public Offering

On May 14, 2019, the Company consummated an underwritten initial public offering of its Series B preferred stock (the “initial public offering”). In connection with the initial public offering, the Company issued and sold 1,725,000 shares of its Series B preferred stock, including 225,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $10.00 per share, for aggregate gross proceeds of $17.25 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $15.5 million after deducting underwriting discounts and offering expenses. The Company’s Series B preferred stock is traded through the NASDAQ Capital Market under the symbol “TECTP”.

Our Business

Following the Tectonic Merger, we operate through three business segments: Banking, Other Financial Services, and HoldCo operations.

●	Our Banking segment operates through the Bank, a full-service, nationally chartered commercial bank headquartered in Dallas, Texas providing traditional community banking services and trust services.

●	Our Other Financial Services segment includes Tectonic Advisors, Sanders Morris, the Bank’s Trust Division, which includes a third-party administrator (“TPA”) services unit, and HWG:

o

Tectonic Advisors is a registered investment advisor providing investment advisory services to individuals, institutions (including affiliates) and families. It advises on portfolios of assets for an asset-based fee. As of December 31, 2019, Tectonic Advisors had approximately $2.0 billion in client assets under management (“AUM”) (which includes $1.4 billion of AUM held by the Bank as a fiduciary).

o

Sanders Morris is a registered broker-dealer with FINRA, and registered investment advisor with the Securities and Exchange Commission (the “SEC”). Through Sanders Morris, we serve clients on their investment portfolios as an advisor or broker (often with limited powers of attorney). We also execute trades for institutions and households. As of December 31, 2019, Sanders Morris had approximately $561 million in client advisory assets under management, and client brokerage assets of $1.4 billion, bringing total client assets to $2.0 billion.

o	The Bank’s Trust Division provides private trust services, and also includes a TPA services unit providing retirement plan design and administrative services.

o	HWG is an insurance agency registered with the Texas Department of Insurance (“TDI”), and is focused on offering life and disability coverages.

●

A third operating segment, HoldCo, includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. Its principal source of revenue is dividends from our subsidiaries.

Operating Segments

Our primary operating segments are Banking and Other Financial Services.

Banking

General. The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, single-family residential and commercial contractors and consumers. The Bank strives to generate an attractive risk-adjusted return on assets and capital by providing niche lending services and generating significant non-interest income through its trust services Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. The Bank also offers wealth management and trust services. These services are provided through a variety of delivery systems including automated teller machines, mobile banking and internet banking.

Lending Services. From its single location, the Bank operates three lending verticals where it has developed expertise: SBA and U.S. Department of Agriculture (“USDA”), dental and other professionals and traditional community banking. We believe our lending products provide an important diversity of risk and opportunity, which differentiates us from most community banks our size.

SBA and USDA. The Bank originates and services commercial and real estate loans under programs guaranteed by the SBA and the USDA. The principal balance of these loans is generally guaranteed 75% to 80% by these agencies. These loans generally offer borrowers more flexible terms and conditions not available for conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally not more than 10 years and are fully amortizing. Loans secured by real estate as the principal collateral are generally 25 years or less and are also generally fully amortizing. Loans can be adjustable rate loans, but may also be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

There is generally an active secondary market for the guaranteed portion of these loans. Because the guaranteed portion carries the full faith and credit guarantee of an agency of the U.S. government, the guaranteed portion of the loan can generally be sold for a premium at the time of the sale. We may sell the guaranteed portion or retain the guaranteed portion on our balance sheet based on, among other things, our view of the premiums being paid for such guaranteed portions, our desire to generate additional capital for the Bank and/or the funding costs and sources to fund such loans. As the guaranteed portion of the SBA/USDA loans age, the premium that such portions can generate typically declines. Therefore, we typically make the determination about whether to sell the guaranteed portion of such loans shortly after such loans are certified as guaranteed by either the SBA or USDA, as applicable.

Dental and Other Professionals. The Bank offers loans to the dental industry and other small- to medium sized businesses. The principal referral source of the dental loans is Cain Watters. The partners of Cain Watters are stockholders in the Company and four partners serve on our board of directors. Cain Watters has been highly successful in providing a variety of consulting services to dentists and dental companies for over 30 years with a national client base. Cain Watters refers loans to a variety of lenders (including the Bank), who compete on price, terms and service. We view the dental lending vertical as highly competitive.

Traditional Community Banking. The Bank offers traditional lending services, including commercial and industrial, commercial real estate, construction and, on a very limited basis, consumer loans (each as further described below). The majority of these loans are to commercial enterprises in the Dallas, Texas area.

  Commercial and Industrial Loans. Loans for commercial purposes in various lines of businesses are a major component of the Bank’s loan portfolio. The targets in the commercial loan markets are retail establishments, professional service providers, in particular dentists, and small- to medium-sized businesses. See “—Dental” above. Commercial lending generally involves greater credit risk than residential mortgage or consumer lending and involves risks that are different from those associated with commercial real estate lending. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from income and their creditworthiness. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment. On some of these loans, the Bank takes a security interest in real estate as a prudent practice and measure and not as the principal collateral for the loan.

The Bank will typically make equipment loans for a fixed term of generally not more than 10 years at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid or reduced with cash generated as the accounts receivable and/or inventory is converted into cash, and for loans secured with other types of collateral, principal will typically be repaid over the term of the loan or due at maturity.

Real Estate Loans. The Bank makes owner occupied and non-owner occupied commercial real estate loans, residential and commercial construction and development loans, and residential real estate loans. The Bank often uses appraisals to assess the collateral value of such real estate. However, the Company’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral if it must ultimately be foreclosed upon and sold.

Commercial Real Estate. Commercial real estate loan terms generally are limited to 25 years or less. Interest rates may be fixed or adjustable, although rates typically are not fixed for loans with maturity dates exceeding 10 years. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, tenant vacancy rates and the quality of the borrower’s management.

Residential Real Estate. The Bank’s residential real estate loans consist of loans to acquire and renovate existing homes for subsequent re-sale, residential new construction loans, residential loans purchased in the secondary market, residential rental properties, and on a limited basis, traditional mortgage lending for one-to-four family owner occupied property. Loans are generally made in accordance with the Bank’s appraisal and loan policy with the ratio of the loan principal to the value of collateral (typically established by independent appraisal).

Consumer Installment Loans. On a limited basis, the Bank makes loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. These loans are typically to the principals and employees of our business customers. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in our market.

Lending Policy. The Bank’s delegations of authority, which are approved by its board of directors, provide for various levels of officer lending authority. The Bank has an independent review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by its board of directors. Additionally, our board of directors has formed a directors’ loan committee with members determined by board resolution to provide the following oversight:

●	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

●	approve loans with net Bank exposure over $2 million;

●	monitor delinquent, non-accrual loans and classified loans;

●	monitor loan portfolio concentrations and quality through a variety of metrics;

●	monitor our loan servicing and review systems; and

●	review the adequacy of the loan loss reserve.

We believe we follow a relatively conservative lending policy, but one that we believe permits prudent risks to assist businesses and consumers in our lending market. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. The Bank does not make any loans to any of its directors, executive officers or their affiliates.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan to any one borrower a maximum amount equal to either:

●	15% of the Bank’s capital and surplus and allowance for loan losses;
●

25% of its capital and surplus and allowance for loan losses if the amount that exceeds 15% is secured by cash or readily marketable collateral, as determined by reliable and continuously available price quotations; or

●	any amount when the loan is fully secured by a segregated deposit at the Bank and the Bank has perfected its security interest in the deposit.

These legal limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit Risks. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in our primary service area currently make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Investments. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the Federal Home Loan Bank, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto. Such Other Securities include, among other things, securities issued pursuant to Property Assessed Clean Energy programs. These programs are created by state and local municipalities to finance energy efficiency upgrades or renewable energy installations for residential, commercial and industrial property owners. Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Deposit Services. To fund its loan and securities portfolio, the Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. In addition, the Bank can access uninvested cash as deposits from customers of its trust department. As of December 31, 2019, the Bank had access to $29.1 million from the funds of trust clients with $12.7 million held at the Bank and $16.4 million held at a third party money market mutual fund but accessible by the Bank.

In addition, the Bank offers participant-directed retirement accounts in its trust line of business. The Bank offers its money market account insured by the Federal Deposit Insurance Corporation (“FDIC”) as an investment option for those retirement plans. We believe, based on management’s past experience, that up to 5% of retirement assets under participant direction are invested in FDIC insured accounts like those we plan to offer. Based on current trust client balances, that could equate to additional funding over time.

In addition to traditional lobby services, the Bank offers robust e-banking services, via on-line and mobile devices, to both consumers and businesses. These services include remote check deposits, bill payment, electronic transfer of funds between financial institutions, person-to-person payments, positive pay, as well as traditional internet services such as balance inquiries and internal funds transfers. The Bank provides a courier and mobile banking concierge service throughout the Dallas MSA and offers its customers free usage of any automated teller machine in the world through its debit card. We are also in the early stages of implementing on-line only option to open transaction, savings, and certificate deposits that will be marketed via the internet to attract consumer deposits.

As of December 31, 2019, the Bank had total deposits of approximately $291.6 million. Time deposits of $250 thousand and over totaled $37.4 million as of December 31, 2019. The Bank had no brokered deposits as of December 31, 2019.

Other Financial Services

General. We provide a variety of investment and insurance services to our clients through one or more subsidiaries, including investment advisory, asset management, stock and bond investments, institutional trading, private investments and access to public offerings and other investments. By providing our clients with a broad array of investment products and services, we believe that we can attract clients seeking differentiated investment solutions and retain them over a longer period of time. These services include:

Trust Services. The Company provides trust services to individuals and defined contribution and benefit plans established by small businesses for their owners and employees. We have over 1,900 trust accounts in 48 states. The Bank has established common pooled funds to comingle our clients’ capital to invest in stocks, bonds, exchange-traded funds or other investments and thereby provide a smaller investor with broader diversification and access to professional investment advisors. The Bank has approximately $1.4 billion in market value of trust assets as of December 31, 2019.

We currently have six common pooled funds for qualified plans and another three for personal trust (individual) investors. Each common pooled fund is established for a particular asset class or investment strategy, and each invests in stocks, bonds and/or exchange traded funds (depending on the fund’s strategy), often selected by a registered investment sub-advisor(s) retained by the Bank to serve the particular common pooled fund. The suite of common pooled funds provides an investor with the ability to diversify across asset classes (e.g., equities, fixed income or real assets) and managers. We also have common pooled funds that invest in ETFs (as selected by Tectonic Advisors), which provide our investors with the ability to invest in passive portfolios. We believe that the benefit of a common pooled fund is that it provides investors with access to managers that might not be accessible to individual or smaller investors, sometimes with a lower cost than in a mutual fund format.

The Bank has retained Tectonic Advisors under a long-term contract to provide investment advisory services in selecting managers and certain investments and constructing the allocations of the common pooled funds. The Bank generates fees by providing administrative services to the common pooled funds and providing trust services to the plans and the individual investors.

Cain Watters has referred substantially all of the clients of the Bank’s Trust Division. Cain Watters specializes in providing financial planning, accounting, tax services to small businesses, principally dental practices. Cain Watters refers certain of its clients to the trust department to provide custodial and fiduciary services for their defined benefit and contribution plans and also their personal assets. Cain Watters is not obligated to make such referrals and refers its clients to other service providers that are competitive with the Bank. The Bank competes on the basis of service and investment performance. However, the Bank and Cain Watters are parties to an agreement which, among other provisions, obligates each party to preserve the other’s business relationship with their mutual clients. This agreement is effective through December 31, 2022, and automatically extends annually thereafter unless terminated by either party. The partners of Cain Watters own approximately 31.2% of the Company, and four partners of Cain Watters serve on the board of directors of the Company.

Third Party Administration. In January 2019, the Bank acquired substantially all of the assets and liabilities of The Nolan Company (“Nolan”), a TPA based in Overland Park, Kansas. Nolan operates as a department within the Bank doing business under the name of The Nolan Company. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for over 900 retirement plans, 649 of which are also clients of the Bank, which is over 57% of the retirement plans we service in our trust department. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Investment Advisory. Tectonic Advisors and Sanders Morris are registered investment advisors regulated by the SEC. They provide investment advisory and due diligence services to their respective clients, which are larger in size and require more sophisticated investment expertise and analysis, for an asset-based fee.

Tectonic Advisors provides investment advice to the Bank in the management of its $1.4 billion of common pooled funds under a long-term agreement. Pursuant to this agreement, Tectonic Advisors provides investment advice, asset allocation advice and third party manager research for the construction of portfolios. Tectonic Advisors provides advice on nine common pooled funds, which are combined in various manners to develop different portfolios for investors (ranging from a conservative allocation to an aggressive allocation). Tectonic Advisors works with the Bank’s trust department, and its trust committee, in the management of these common pooled funds and portfolios and meets with the trust department and trust committee on a quarterly basis.

In providing investment advisory services to individuals and families, Tectonic Advisors’ and Sanders Morris’ investment advisor representatives first determine the risk profile of the investor, which considers the age, investment time horizon, tolerance for risk and investment objectives. Once determined, the advisor makes a recommendation on asset allocation and populates each asset class (e.g., domestic equity, international equity, fixed income, etc.) with either mutual funds, exchange traded funds, common stocks and/or bonds to provide exposure to each such asset class. The asset allocation and investments populating each asset class are revisited periodically based on interaction with the client, his or her changing risk profile, investment performance, changing market conditions and/or other factors, as the advisor deems appropriate.

Brokerage. Through Sanders Morris, we manage stocks and other securities for high net worth clients on a limited discretionary basis in consideration for brokerage commissions based on trading activity. In addition, we provide institutional trading and other services to money managers, institutions, individuals and family accounts. We also provide clients with access to private investments that are sourced by us in consideration for a placement fee or commission. Finally, we provide access to margin loans offered through our clearing firm (Pershing) and periodically serve as a member of a selling group in public offerings, which we offer for investment to our clients. As of December 31, 2019, Sanders Morris has approximately $2.3 million in net tangible capital to support its broker-dealer activities.

Sanders Morris earns revenue by charging fees and trading commissions for managing the investment assets of clients. Fees and trading commissions are typically charged by trading activity. In addition, we also generate a substantial portion of revenue from a traditional, commission-based structure where we earn commissions on client purchase and sale transactions. Sanders Morris also serves as a placement agent on a “best efforts” basis of private placements principally of equity and fixed income securities. Sanders Morris also participates in syndicates of public offerings, typically as a selling group member. Sanders Morris can also participate in public offerings as an underwriter, which means that Sanders Morris takes investment risk on the placement of the securities but earns a higher commission.

Finally, Sanders Morris has an institutional trading business, which is based in Dallas, Texas. This group provides trading, proprietary trading ideas and research, structured solutions and other financial services to clients that include: registered investment advisors, high net worth families and individuals, money managers, hedge funds and others. This business typically charges a commission on trading activity. It competes on the basis of service and solutions.

Insurance. Through our insurance agency, HWG, we focus on disability and life insurance as a broker. HWG is an insurance agency licensed under the Texas Department of Insurance. HWG generates its commissions through the sale of policies as a broker to clients and also through renewal premiums from past policies sold (and which are renewing). HWG is currently generating most of its revenues from renewals, and continues to tailor its team to generate new business.

Competition

The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increases. The Bank competes in both lending and attracting funds with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based nonbank lenders, government agencies and certain other non-financial institutions, which may offer more favorable financing alternatives than the Bank.

In addition, the investment services business (including brokerage, private placements and other financial advice) is highly competitive. The principal competitive factors influencing our businesses are:

•	expertise and quality of the professional staff;
•	reputation in the marketplace;
•	existing client relationships;
•	performance of investment strategies or product offerings;
•	advertising and sales promotion efforts; and
•	types, quality, and price of our products and services.

We compete directly with national and regional full service financial services firms, banks, insurance companies, asset management and advisory firms, on-line and discount brokers, private trust companies, sponsors of mutual funds, venture capital, private equity and hedge funds, and other wealth and asset managers. We believe that our principal competitive advantages include our regional focus and our long-standing relationships with our clients.

The financial services industry has become considerably more concentrated as many securities firms have either ceased operations, been acquired by, or merged into other firms. Many of these larger firms have significantly greater financial and other resources than we do and can offer their customers more product offerings, lower pricing, broader research capabilities, access to international markets, and other products and services we do not offer, which may give these firms a competitive advantage over us.

As we seek to expand our business, we face competition in the pursuit of clients interested in our services, the recruitment and retention of wealth management professionals, and the identification and acquisition of other wealth management firms that can be integrated into our group.

Our Market Area

We are based in Dallas, Texas, which is our largest market. The Bank’s principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties. However, our business is also national in scope. Our national business includes: banking for small businesses (particularly dental practices), SBA and USDA loans and trust services.

Employees

We had approximately 121 employees as of December 31, 2019. None of these employees or officers are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe our relations with our employees generally are good and have not experienced interruptions of operations due to labor disagreements.

Other Available Information

We file or furnish with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Section 13(a) or 15(d) of the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains our reports, proxy statements, and other information that we file electronically with the SEC.

In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required by Section 13(a) or 15(d) of the Exchange Act are available through our Internet website, www.tbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained on or accessible through our website are not intended to be incorporated into this Form 10-K.

SUPERVISION AND REGULATION

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company and its operating subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its operating subsidiaries could have a material effect on our business.

Regulatory Agencies

As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, acting under delegated authority, the Federal Reserve Bank of Dallas (the “Reserve Bank”), pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a national bank, the Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “OCC”). Sanders Morris is a registered broker-dealer with the SEC and FINRA, and a registered investment advisor with the SEC. Tectonic Advisors is an SEC registered investment advisor. HWG is an insurance agency registered with the TDI.

Bank Holding Company Regulation

BHC Act. As a registered bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and may also be required to furnish such additional information and reports as the Federal Reserve or the Reserve Bank may require. The Company elected to become a financial holding company in 2018, as further described under “—Financial Holding Company Status.”

Under the BHC Act, the Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Under the BHC Act, any company must obtain the approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the BHC Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors or the exercise of a controlling influence over management or policies of the Company or the Bank.

Change in Bank Control Act. The Change in Bank Control Act (the “CBCA”) and the related regulations of the Federal Reserve require any person or group of persons acting in concert (except for companies required to make application under the BHC Act), to file a written notice with the Federal Reserve before the person or group acquires control of the Company. The CBCA defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the CBCA where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Exchange Act, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

Permitted Activities. The BHC Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries and various non-bank activities that are deemed to be closely related to banking. The activities of the Company are subject to these legal and regulatory limitations under the BHC Act and the implementing regulations of the Federal Reserve.

Volcker Rule. Section 13 of the BHC Act, commonly known as the “Volcker Rule,” generally prohibits insured depository institutions and their affiliates (including their holding companies) from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities.

Financial Holding Company Status. A bank holding company may also elect to become a “financial holding company,” by which a qualified bank holding company may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company can successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act (“CRA”), such as being “well-capitalized” and “well-managed,” and must have a CRA rating of at least “satisfactory.” Financial holding companies remain subject to regulation and oversight by the Federal Reserve.

If a financial holding company ceases to meet the above requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. Restrictions imposed on a financial holding company’s activities by the Federal Reserve may not necessarily be made known to the public. If the financial holding company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the financial holding company’s depository institutions. Failure to satisfy the financial holding company requirements could also result in loss of financial holding company status.

Source of Strength. In accordance with the Dodd-Frank Act and long-standing Federal Reserve policy, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support its subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels.

Sound Banking Practice. The Federal Reserve also has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any subsidiary bank of the bank holding company. For example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Federal Reserve has the power to assess civil money penalties for unsafe or unsound practices. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties, which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Dividends, Distributions and Stock Redemptions. Dividends and distributions from our subsidiary companies are the Company's principal source of cash revenues. The Company's earnings and activities are affected by legislation, regulations, local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the Company and the Company's ability to pay dividends to its shareholders. Consistent with its policy that bank and financial holding companies should serve as a source of financial strength for their subsidiary banks, it is the policy of the Federal Reserve that bank holding companies should pay cash dividends on preferred and common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization's objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Texas corporation, we are restricted under the Texas Business Organizations Code (the “TBOC”) from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

In the event that the Board authorizes the payment of a dividend by the Company, any such dividend will be consistent with our capital needs, asset quality and overall financial condition (as a financial holding company). However, there can be no assurance that this will be the case in the future and, if it is found that our dividend is not consistent with our capital needs and/or asset quality or if our financial condition deteriorates, we may not be able to pay dividends on the Series B preferred stock.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of their net worth if they would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary's compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the Company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, consent to a merger or divest the troubled institution or other affiliates.

Anti-Tying Restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by the holding company or its affiliates. While we and our other affiliates offer services, no such services are tied to one another or conditioned upon one another.

Bank Regulation

The Bank is a national bank chartered under the National Bank Act. The Bank is a member of the Federal Reserve. In addition, its deposits are insured by the FDIC to the maximum extent permitted by law. National banks, such as the Bank, are subject to extensive regulation, supervision and examination by the OCC. As an insured depository institution and member bank, the Bank is also subject to regulation by the FDIC and the Federal Reserve, although the OCC is the Bank’s primary federal regulator. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the OCC. The supervision and regulation by the OCC is primarily intended to protect the interests of depositors of the Bank, not the Bank’s shareholders. The National Bank Act, among other things:

•	restricts investments and other activities of the Bank;
•	restricts the nature and amount of loans that the Bank may make and the interest that may be charged; and
•	requires the Bank to maintain reserves against deposits.

Deposit Insurance. The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor through the Deposit Insurance Fund (the “DIF”), and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act set the standard maximum deposit insurance amount as $250,000. The amount of FDIC assessments paid by each insured depository institution is based on the Bank’s total assets and its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the initial assessment ranges for all institutions were adjusted downward. After the effect of potential base-rate adjustments, the total base assessment rate was reduced for insured institutions with less than $10 billion in total assets to a range of 15 to 30 basis points of total assets on an annualized basis. This adjustment has resulted in slightly lower assessments for the Bank. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates following notice-and-comment rulemaking. However, if there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums.

The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019, the FDIC began applying these credits to assessment invoices until such credits are exhausted, beginning with the September 30, 2019 assessment invoice. The Bank’s assessment credit totaled $61,000 of which $21,000 and $26,000, respectively, were used to zero out the September 30, 2019 and December 31, 2019 assessment invoices. As of December 31, 2019, $14,000 remains in available credits, which the Bank expects to be applied to the March 31, 2020 assessment invoice.

Additionally, under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The Company receives most of its revenue from dividends paid to the Company by the Bank and distributions from its other subsidiaries. However, the Bank may be limited in its ability to pay dividends without prior regulatory approval. The Bank is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) the Bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

The payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Bank is generally prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the capital conservation buffer.

Regulatory Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital regulations adopted by the FDIC, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. The Federal Reserve adopted parallel regulations for bank holding companies. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the new capital regulations, the minimum capital level requirements are (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income, or AOCI, unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2019, the Bank exceeded all Basel III regulatory minimum capital requirements.

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares and paying discretionary bonuses. The capital conservation buffer requirement is subject to a phase-in period that began on January 1, 2016 with the requirement for a buffer of greater than 0.625% of risk-weighted assets. This capital conservation buffer increases each year until the capital conservation buffer requirement is fully implemented on January 1, 2019.

The CET1 requirements also changed the risk-weighting of certain assets including a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and our subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

Prompt Corrective Regulatory Action. Under applicable federal statutes, the OCC is required to take “prompt corrective action” if the Bank does not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the OCC’s prompt corrective action regulations, an institution is deemed to be:

•

“well capitalized” if it has a total capital ratio of 10.0% or greater, a Tier 1 capital ratio of 8.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 leverage ratio of 5.0% or greater and is not subject to a capital maintenance requirement;

•

“adequately capitalized” if it has a total capital ratio of 8.0% or greater, a Tier 1 capital ratio of 6.0% or greater, a CET1 capital ratio of 4.5% or greater and a Tier 1 leverage ratio of 4.0% or greater

•	“undercapitalized” if it has a total capital ratio of less than 8.0%, a Tier 1 capital ratio of less than 6.0%, a CET1 capital ratio of less than 4.5% or a Tier 1 leverage ratio of less than 4.0%;
•

“significantly undercapitalized” if it has a total capital ratio of less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

If the Bank were to become undercapitalized, it would be subject to growth limitations and would be required to submit a capital restoration plan to the OCC. The OCC may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the Bank’s capital. In addition, for a capital restoration plan to be acceptable, the Company must guarantee that the Bank will comply with such capital restoration plan. If the Bank were to fail to submit an acceptable plan, it would be treated as if it were “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks and other depositary sources, particularly if such deposits are higher cost deposits. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2019, the Bank qualified as “well capitalized” under the prompt corrective action rules.

Interstate Banking and Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) amended the FDIA, and certain other statutes, to permit state and national banks with different home states to merge across state lines with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

However, under the Dodd-Frank Act, the national branching requirements have been relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The OCC accepts applications for interstate merger and branching transactions, subject to certain limitations on the ages of the banks to be acquired and the total amount of deposits within the state that a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act (the “Affiliates Act”). Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In our case, Tectonic Advisors, Sanders Morris, HWG and Cain Watters are all considered affiliates.

These provisions place limits on the amount of:

●	loans or extensions of credit to affiliates;
●	investments in affiliates;
●	assets that may be purchased from affiliates;
●	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
●	the guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the purchase or acquisition of low-quality assets from affiliates. The Dodd-Frank Act expanded the scope of Section 23A of the Affiliates Act, which now includes investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.

Section 23B of the Affiliates Act, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Loans to Insiders. Under federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (2) must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with third parties, and (3) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A of the Affiliates Act). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors.

Commercial Real Estate Lending Concentrations. The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending.” As of December 31, 2019, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the recently published policy statement.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and are subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2019, the Bank qualified as “well capitalized” for purposes of the brokered deposit restrictions.

Technology Risk Management and Consumer Privacy. Federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

Under the GLBA, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, or deposit or transaction accounts to any nonaffiliated third party for use in marketing.

Anti-Money Laundering. Under federal law, including the Bank Secrecy Act (the “BSA”), and Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing training program; and testing of the program by an independent audit function. Financial institutions are restricted from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. On May 10, 2016, the Financial Crimes Enforcement Network (“FinCEN”) issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their BSA and anti-money laundering policies. The final rule adds a requirement that banks understand the nature and purpose of customer relationships and identify the “beneficial owner” of legal entity customers. The formal implementation date was May 11, 2018. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Office of Foreign Assets Control (“OFAC”) Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the OFAC rules based on their administration by OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) the blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.

Consumer Financial Protection Bureau (“CFPB”). The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority over a wide range of consumer protection laws that apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Home Mortgage Disclosure Act, Truth in Savings Act, Fair Debt Collection Act, the consumer financial privacy provisions of the GLBA and certain other statutes. Banking institutions with total assets of $10.0 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

Community Reinvestment Act. The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank's record of meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is also required to consider the CRA records of a bank holding company's controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. See “Risk Factors—Risks Related to Our Regulatory Environment—We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.”

Regulation Z. On April 5, 2011, the Federal Reserve’s final rule on loan originator compensation and steering (Regulation Z) became final. Regulation Z is more commonly known as the regulation that implements TILA. Regulation Z address two components of mortgage lending, i.e., loans secured by a dwelling, and implements restrictions and guidelines for: (i) prohibited payments to loan originators, and (ii) prohibitions on steering. Under Regulation Z, a creditor is prohibited from paying, directly or indirectly, compensation to a mortgage broker or any other loan originator that is based on a mortgage transaction’s terms or conditions, except the amount of credit extended, which is deemed not to be a transaction term or condition. In addition, Regulation Z prohibits a loan originator from “steering” a consumer to a lender or a loan that offers less favorable terms in order to increase the loan originator’s compensation, unless the loan is in the consumer’s interest. Regulation Z also contains a record-retention provision requiring that, for each transaction subject to Regulation Z, the financial institution maintain records of the compensation it provided to the loan originator for that transaction as well as the compensation agreement in effect on the date the interest rate was set for the transaction. These records must be maintained for two years.

UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (the “UDAP” or the “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight into the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published its first supervision and examination manual that addresses compliance with, and the examination of, UDAAP.

Other Regulations. The Bank’s operations are also subject to various federal laws such as the:

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978 and its amendment, the Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Regulatory Reform and Legislation. From time to time, various legislative and regulatory initiatives are introduced in Congress, as well as by regulatory agencies. Most recently, regulatory relief packages are being proposed in Congress and regulatory agencies have begun issuing guidance in connection with the COVID-19 outbreak. These initiatives and others may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company or the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

Effect of Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of, and changes in, reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments and deposits as well as the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on our future business and our earnings.

Broker-Dealer Regulation

The securities industry is heavily regulated. The SEC is responsible for the administration of the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to the FINRA and other self-regulatory organizations (“SROs”). These SROs include, among others, all the national securities and commodities exchanges and the FINRA. Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary. Sanders Morris is registered in all 50 states and is also subject to regulation under the laws of these jurisdictions.

Broker-Dealer Net Capital Rules. As a registered broker-dealer and member of FINRA, Sanders Morris is subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act. The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation. Further, a decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum capital requirements, could cause material adverse consequences for the broker-dealer. Sanders Morris conducts business on a national basis as introducing firms, using a third-party firm for securities clearing and custody functions.

Broker-Dealer Supervision. Sanders Morris is subject to other rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, use and safekeeping of clients’ funds and securities, recordkeeping and reporting, and the conduct of directors, officers and employees. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because the rules and regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on Sanders Morris’ operations, track record and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Sanders Morris.

Anti-Money Laundering. Sanders Morris, like the Bank, is subject to the BSA and the USA PATRIOT Act. These acts contain anti-money laundering and financial transparency laws and mandate the implementation of various regulations applicable to broker-dealers and other financial services companies. Sanders Morris, like the Bank, has established policies, procedures and systems designed to comply with these regulations.

Securities Investor Protection Corporation (“SIPC”). As a registered broker-dealer and FINRA member organization, Sanders Morris is required by federal law to belong to the SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. SIPC protection does not insure against fluctuations in the market value of securities.

Regulation BI and Form CRS Relationship Summary (“Form CRS”). On June 5, 2019, the SEC adopted Regulation Best Interest (“Regulation BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS, which requires registered investment advisors (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Regulation BI, the SEC added new record-making and recordkeeping rules. The compliance date for Regulation BI and the related rules is June 30, 2020. Regulation BI imposes disclosure and policy and procedural obligations that could impact the compensation our wealth management line of business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA.

Investment Advisor Regulation

As registered investment advisors under the Investment Advisers Act of 1940 (the “Advisers Act”), Tectonic Advisors and Sanders Morris are subject to the requirements of regulations under both the Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, and general anti-fraud prohibitions.

ERISA. Certain of our subsidiaries are subject to the Employee Retirement Income Security Act (“ERISA”) and Sections 4975(c)(1)(A), (B), (C) or (D) of the Internal Revenue Code of 1986, as amended (the “Code”), and to regulations promulgated thereunder, insofar as they are a “fiduciary” under ERISA with respect to benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients (including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA), individual retirement accounts and Keogh plans) and provide monetary penalties for violations of these prohibitions.

Investment Advisor Supervision. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines or other similar consequences.

Insurance Regulation

HWG is an insurance agency registered with the TDI. It provides life, disability, property and casualty insurance to clients. Regulation of insurance brokerage is generally performed at a state, rather than a national, level. HWG operates in multiple states/jurisdictions, and as a result, both HWG and its employees are subject to various state regulatory and licensing requirements. HWG monitors compliance with the various state insurance regulators, and also has relationships with third party vendors to ensure compliance and awareness among HWG and its employees of relevant requirements and changes, and emerging regulatory issues.

Item 1A.	Risk Factors.

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of, or that management currently deems immaterial, may also impair the Company’s business operations.  This Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.  Some statements in the following risk factors constitute forward-looking statements.  Please refer to "Cautionary Note Regarding Forward-Looking Statements" elsewhere in this Form 10-K.

Risks Related to Our Business

We or our customers will be negatively and adversely impacted by COVID-19, which will likely result in a decline in loan originations, declines in assets under management, loan defaults and corresponding losses and charges to capital.

We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially very material. Currently, COVID-19 is spreading through the United States. The resultant concerns on the part of the U.S. and global population have created a specter of a recession, reduced economic activity and a significant correction in the global stock markets. We expect that we will experience significant disruption across our business due to these effects, leading to decreased earnings as discussed below, and significant slowdowns in our collections or non-payment for services provided in certain of our lines of business, potentially leading to lay-offs across our business units.  If conditions force our Company to lay-off staff, it is reasonable to expect a decline in both the volume and quality of services we are able to deliver. In addition, our ability to pay dividends on the Series B preferred stock could be materially and negatively impacted.

Our advisory business has seen a substantial decline in its assets under management due to the impact of COVID-19. Since our fees are based on assets under management, our advisory fees will likely decline.  Further, since we have a fixed cost base that does not change, our profits from our advisory business will be impacted to an even greater extent.  Further, our broker-dealer activities are based, in part, on positive investor sentiment, which has been negatively impacted by COVID-19. Thus, we expect our commissions, particularly those from private placements and public offerings, to decline substantially.

We believe that COVID-19 may impact businesses’ and consumers’ desire to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the travel, hotel, leisure, retail, convenience store, restaurant and entertainment industries (which require patrons to generate profits) and/or are located in areas that are quarantined. A prolonged quarantine would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations.  Further, our dental borrowers, which comprise over 23% of our portfolio, have been directed by the American Dental Association and, in some cases, state dental associations, to halt conducting dental procedures, unless an emergency, meaning that they will not generate any revenues during the moratorium.  Further, even if such moratorium were lifted, patients may be reticent to return to the dentist, and the costs of providing dental services may be impacted by additional regulations related to deterring the future spread of COVID-19 and other potential viruses, which may have a longer term and negative impact on revenues and profitability.  Accordingly, we have received a substantial number of requests from borrowers for payment deferrals (of both principal and interest) and, as appropriate and consistent with recent regulatory guidance and sound banking practices, we have granted them where appropriate.

We believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our advisory, brokerage and banking businesses, as well as our other businesses, and believe that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

If we are unable to sell additional services and products to existing clients or attract new clients in a manner that is cost-effective and assures client success, we will not be able to grow our business, which could adversely affect our results of operations and financial condition.

In order to grow our business, we must continue to attract new clients in a cost-effective manner and enable these clients to realize the benefits associated with our products and services. Part of our strategic plan is to market our suite of financial services and products across the clients of our subsidiaries. We may not be able to attract clients from one of our subsidiaries to use another subsidiary for different financial services or products. This could be for a variety of reasons, including as a result of their continued use of our competitors and/or other impediments that hinder their ability to migrate to or adopt our financial products or services. If we are unable to entice existing clients to expand their use of our financial products and services, we may see an increase in our client acquisition costs which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to implement aspects of our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.

We may not be able to sustain our growth at the rate we have enjoyed during the past several years. A downturn in local economic market conditions, particularly in the real estate market, a failure to attract and retain high performing personnel, heightened competition from other financial services providers, and an inability to attract additional deposits in a cost-effective manner and lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such may have a negative effect on our business, financial condition and results of operations. In addition, risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, determining adequate allowances and complying with regulatory accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.

We are subject to consolidated capital ratio requirements, and therefore have to hold additional capital, as a result of the Tectonic Merger.

Prior to our initial public offering in May 2019, the Company qualified as a “small bank holding company.” This meant, among other things, that the Company was not subject to minimum consolidated capital requirements. Upon consummation of the Tectonic Merger, we ceased to qualify as a small bank holding company and must maintain certain minimum capital ratios on a consolidated basis with the Bank. As described further below, our failure to meet capital requirements could, among other things, affect client and investor confidence, our ability to grow, our costs of funds, our ability to pay dividends on preferred and common stock, our ability to make acquisitions, and adversely affect our business, results of operations and financial condition.

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as the Federal Home Loan Bank of Dallas (the “FHLB”), advances, access to the Federal Reserve discount window and the issuance of additional equity securities. If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to maintain our deposit base or other funding sources.

Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB. Our future growth will largely depend on our ability to maintain and grow our deposit base and our ability to retain our trust clients, who provide deposits. We may not be able to grow and maintain our deposit base. As of December 31, 2019, the Bank had a loan to deposit ratio of 103.2%. In the current environment of decreasing interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our trust clients, move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

We depend on wholesale funding sources, which causes our cost of funds to be higher when compared to other financial institutions and poses future funding risks if the Bank becomes less than “well capitalized” under the prompt corrective action framework, or PCA, which may require us to liquidate loans or impede our growth.

We use certain non-core, wholesale funding sources, including the FHLB advances and deposit listing services. As of December 31, 2019, our use of such wholesale funding sources amounted to approximately $169 million, or 57.1% of total funding. Although we intend to increase our efforts to reduce our reliance on wholesale funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. We further expect to increase our core funding as we develop the capacity for consumers to open on-line digital accounts. The rates on these digital accounts can be highly competitive and may increase our cost of funds, which could have a material adverse effect on our net interest income margins. Listing service deposit rates are very market sensitive. At times, the cost of these funds can exceed the cost of core deposits in our market area as well as digital deposits, which could have a material adverse effect on our net interest income margins. Wholesale funding is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity targets. Our maximum borrowing capacity from the FHLB is based on the amount of commercial loans and securities we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. Additionally, we are required to establish limits on certain types of deposits including brokered deposits and listing service deposits, as well as total wholesale funding sources. If we reach these limits, future asset growth may be reduced or halted. If we are unable to access any of these types of funding sources or if our costs related to them increase, our liquidity and ability to support demand for loans could be materially adversely affected. If we were not able to replace such wholesale funding, we may have to liquidate loans, which may be at losses that would have a material adverse effect on our capital, our business and your investment in the Company.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Acquisitions may subject us to integration risks and other unknown risks.

Although we plan to continue to grow our business organically, we also intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk-adjusted returns. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs. Our due diligence or risk mitigation efforts may not be sufficient to protect against any such loss or increased costs. Moreover, any acquisitions may require the approval of our bank regulators and we may not be able to obtain such approvals on acceptable terms, if at all.

In addition, certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: retaining key employees and clients, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking’s anticipated benefits; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; and other events relating to the performance of our business.

Mergers and acquisitions frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of the Series B preferred stock. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

Growth of our business could result in increased costs.

Our overall profitability would be negatively affected if investments and expenses associated with the growth of our business are not matched or exceeded by the revenue that is derived from such growth. Further, expanding existing and/or new business lines may involve recruiting and hiring new personnel. Hiring new personnel, especially professionals, is an inherently risky endeavor. The person needs to be a good fit within the organization, the person needs to be able to execute within the Company’s existing corporate structure (which may differ from his/her previous place of employment) and the person may need to attract his or her clients (and prospective clients) to the Company. If any of these (or other) factors do not occur, the Company may have to terminate such person’s employment and/or such person may leave the Company, which means that the cost of hiring, compensation paid and/or termination costs (including potential litigation) may impact the Company’s results of operations in a negative and adverse manner. In addition, such personnel may be employed by competitors, and the retention of such individuals may require us to enter into guaranteed compensation contracts for a period following commencement of employment. The compensation terms provided for in such contracts may be fixed in whole or in part. Any guaranteed compensation expenses that cannot be adjusted based on the success or profitability of the offices could reduce our operating margins. Expansion also creates a need for additional compliance, documentation, risk management and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

Significant revenues and profits are generated as a result of our relationship with Cain Watters, and a change in the relationship or decline in Cain Watters’ business could adversely affect us.

Cain Watters plays a meaningful role in referring trust and lending business to the Bank. In addition, Tectonic Advisors generates a substantial portion of its revenues and profits under a long-term contract to provide advisory and due diligence services to assist in the management of assets of clients of Cain Watters. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company.

Currently, COVID-19 is negatively impacting all of Cain Watters’ clients.  All of Cain Watters’ dental clients have been directed by the American Dental Association and certain state dental associations to halt conducting dental procedures, unless an emergency, meaning that they may generate minimal revenues during the moratorium.  Further, even if the moratorium were lifted, patients may be reticent to return to the dentist, which may have a longer term and negative impact on the business, revenues and profitability of Cain Watters.

We believe that any material adverse effect on the business of Cain Watters could have a material adverse effect on the Company. Cain Watters’ business is primarily focused on dental practices. To the extent that the dental industry is disrupted or dental practices are adversely impacted, The Company’s business may be adversely impacted as well.

In addition, Cain Watters is subject to, and has periodically faced, business challenges associated with litigation over private placements conducted by affiliates between 2006-2009, which were negatively impacted by the financial crisis and subsequent collapse in the energy markets, and lower assets under management resulting from the market correction. Further, to the extent that clients suffer losses or poor performance on these or other investments, they may move their money from Cain Watters to another advisor, which could have a material adverse impact on Cain Watters and also the Company.

We depend on key personnel, and may have difficulty identifying, attracting and retaining necessary personnel, to execute our business strategy and successfully expand our operations.

We are reliant on key members of our senior management team. Though many are subject to employment agreements, the loss of any member of our senior management team could have a material adverse effect on the prospects of the Company.

We derive a substantial portion of our revenue from the efforts of our professional team, including financial advisors, brokers, loan officers and our SBA team. Therefore, our future success depends, in large part, on our ability to attract, recruit, and retain qualified financial services professionals. With the exception of certain members of senior management, none of our professionals are subject to employment agreements and are free to leave at any time. Demand for these professionals is high and their qualifications make them particularly mobile. These circumstances have led to escalating compensation packages in the industry. Up-front payments, increased payouts, and guaranteed contracts have made recruiting and retaining these professionals more difficult and can lead to departures by current professionals. From time to time we have experienced, and we may in the future experience, losses of SBA professionals, loan officers, financial advisors, brokers, sales and trading, and research professionals. Departures cause client defections due to close relationships between clients and such professionals. If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer materially in the future.

Finally, certain of our executive officers, financial advisors and brokers and SBA loan production officers are either financially secure or, in some cases, beyond retirement age, for many Americans and do not have to work. Thus, these individuals are more susceptible to retirement. While we have succession plans in place, the loss of any key employee may have a material adverse effect on our business and prospects.

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the State of Texas. If the U.S. or Texas economies weaken, our growth and profitability from our lending, deposit and investment operations could be constrained. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In addition, economic conditions in foreign countries, including global political hostilities, U.S. and foreign tariff policies and uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder domestic economic growth. Concerns about the performance of international economies can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on commercial, mortgage and consumer loans, residential and commercial real estate (“CRE”), price declines and lower home sales and commercial activity. Further, the current outbreak of COVID-19 internationally and in the United States could have an adverse effect on our business operations. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ businesses and results of operations. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies.

In addition, declines in the U.S. stock markets directly impact our Investment Services segment and also our trust assets. With any such declines, our assets under management and advisement and trust assets decline in value and clients are less apt to invest. Since our investment advisory revenues are based on assets, this leads to a decline in our Investment Services and trust revenues. In addition, even though our brokerage revenues are not based on assets, brokerage revenues may also be impacted by declines in the stock market because investors may be less inclined to trade stocks and/or bonds. Since our brokerage revenues are based on activity, we would likely see a decline in brokerage revenues as a result of stock market declines.

In recent years, there has been a gradual improvement in the U.S. economy and the economies of the states in which we operate, as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the effect of the Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”) and the impact such actions and other policies of the administration of President Donald Trump may have on economic and market conditions. In addition, COVID-19 and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as COVID-19 or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. The Federal Reserve’s recent unprecedented cuts to the federal funds interest rate in response to COVID-19 pandemic, at a time when the existing economic environment was already characterized by interest rates at historically low levels, may further impact our ability to attract deposits, generate attractive earnings through our investment portfolio, and negatively affect the value of our loans and other assets. If and when monetary policy changes lead to an increase in interest rates, it may also have an adverse effect on our business, financial condition and results of operations as increased interest rates could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential loan losses. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

Our business is concentrated in, and dependent upon, the continued growth and welfare of our primary market, and adverse economic conditions in such market could negatively impact our operations and clients.

Although we provide services nationwide, our business is concentrated primarily in the State of Texas. Our success depends to a certain extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in this primary market. Although our clients’ business and financial interests may extend beyond our primary market, adverse conditions that affect our primary market could reduce our growth rate, affect the ability of our clients to repay their loans, affect the value of collateral underlying our loans, affect our ability to attract deposits, affect the ability of our clients to make additional investments or cause such clients to withdraw their investments, affect the value of our assets under management and generally affect our business, financial condition, results of operations and future prospects. Due to our geographic concentration within our primary market, we may be less able than other larger regional or national financial institutions to diversify our credit risks across multiple markets.

We have a loan concentration related to the acquisition and financing of dental practices.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2019, our loan portfolio included $69.2 million of loans, approximately 23.8% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We had no charge-offs during 2018 and 2019 in our dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

A governmental shutdown or curtailment of government guaranteed loan programs could affect a segment of our business.

A major segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the USDA and SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses and industrial borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. As the funding of the guaranteed portion of 7(a) loans has historically been a major portion of our business, a long-term decrease or discontinuation in the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA or USDA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations.

We face specific risks associated with retention of unguaranteed portions of SBA loans.

The Bank has historically sold a considerable portion of the guaranteed portion of its SBA loans within a short period of time of originating such loans. Upon sale, the Bank retains the unguaranteed portion of such loans. As of December 31, 2019, the unguaranteed portion of our SBA loans totaled $47.1 million, representing 16.2% of our total loan portfolio. Given that the SBA requires that the Bank only make loans to borrowers that do not have access to conventional bank financing, the unguaranteed portion of these loans carry greater risk than traditional loans. As the Bank’s loan portfolio of the unguaranteed portion of SBA loans grows, its risk of loss due to defaults also grows. The Bank has a reserve for such unguaranteed portion of SBA loans. To the extent that this reserve is not adequate to cover losses, the Bank will suffer losses to its capital base and such losses could be material.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

We offer traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2019, the Bank had approximately $1.4 billion in trust assets. The level of assets under management is significantly impacted by the market value of the assets. To date, virtually all of the growth in our assets under management relates to one registered investment advisor, Cain Watters, who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

We are subject to possible claims and litigation pertaining to fiduciary responsibility.

Clients could make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether client claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception of our products and services as well as impact client demand for those products and services. Although we have not experienced any material claims or litigation pertaining to fiduciary responsibility, the occurrence of any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could reduce our net interest margins and net interest income.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. As interest rates change, net interest income is affected.

Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Sustained low levels of market interest rates, as we have experienced during the past nine years, could continue to place downward pressure on our net interest margins and, therefore, on our earnings.

Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth and have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. Conversely, in the current environment of decreasing interest rates and associated impacts of the COVID-19 outbreak on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans, loan originations may also decline, and our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Also, changes in interest rates might impact the values of equity and debt securities under management and administration, which may have a negative impact on fee income.

We could suffer material credit losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, financial condition and results of operations.

Our levels of nonperforming assets could increase, which could adversely affect our results of operations and financial condition, and could result in losses in the future.

As of December 31, 2019, our nonperforming loans (which consist of non-accrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms) totaled $6.0 million, of which $4.9 million is guaranteed by the SBA as to principal. We had no other real estate owned at December 31, 2019. However, our nonperforming assets may continue to remain at low levels or we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value and estimate disposition costs, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. Further, since many of our loans are located outside of our primary market area, collecting delinquent loans would be more difficult for our staff relative to our competitors. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as returns on assets and equity.

Our allowance for loan losses may not be sufficient to absorb actual losses.

Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting clients may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which could materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance.

Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

A new accounting standard will result in a significant change in how we recognize credit losses and may result in material increases to our allowance for loan losses.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard referred to as Current Expected Credit Loss (“CECL”) for allowance for loan and lease losses (“ALLL”) CECL was promulgated in 2016 and currently scheduled to take effect for large reporting SEC registrants in 2020 and all other banks in 2023, which would include the Bank. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans at the time of origination or purchase and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses on our existing loan portfolio and increase the reserve as we originate and/or purchase loans in the future. In determining expected loan losses in accordance with CECL, we will have to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. In anticipation of the adoption of CECL, we have incurred, and will likely continue to incur, significant additional expense to comply with the new standard. In addition and more significantly, we believe that CECL, if implemented as currently promulgated, would result in a significantly greater reserve than we currently have in our ALLL, which will negatively impact our capital position and thus our Tier 1 leverage ratio and other capital ratios and may require us to raise additional capital. Further, to the extent that CECL requires us to book a greater reserve on future loan originations and/or purchases, our earnings will decline and our ability to build further capital will be reduced. Management is currently evaluating the extent of the impact of these changes to our financial position and results of operations and intends to run the CECL model parallel to its current methodology during 2020 through 2022 in preparation for the implementation of the standard on January 1, 2023. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could materially and adversely affect our capital position and our ability to generate new loans and, accordingly, our business, financial condition and results of operations.

Our legal lending limits may impair our ability to attract borrowers and ability to compete with larger financial institutions.

Our per client lending limit at December 31, 2019 was approximately $6.0 million. Accordingly, the size of loans which we can offer to potential clients is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining clients seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (“CRE 1 Concentration”); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”), and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2019, our CRE 1 Concentration level was 52.8% and our CRE 2 Concentration level was 168.9%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

Our business development and marketing strategies primarily serve the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact Texas or the specific markets in which we operate and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

Further, in response to the COVID-19 pandemic, the Families First Coronavirus Response Act (“FFCRA”) was passed on March 18, 2020. The FFCRA provides wide ranging emergency relief and appropriations for coronavirus testing, expansion of food assistance, Medicaid funding, and unemployment insurance benefits. In addition, the FFCRA requires that employers with 500 or fewer employees provide emergency paid sick leave and expanded emergency leave under the Family and Medical Leave Act. In addition to the regulatory compliance costs, the FFCRA could have a significant financial impact on our customers that are small- to medium-sized businesses with 500 or fewer employees as the FFCRA will require these businesses to provide two weeks of paid sick leave and up to 12 weeks of paid (after 10 days) family and medical leave for employees who have worked at the company for at least 30 calendar days and who are unable to work (or even telework) in order to care for their children because of school closures or the unavailability of the child care provider due to the public health emergency. While the U.S. Department of Labor has broad authority to waive the applicability of these requirements for small businesses with fewer than 50 employees from the paid leave requirements if compliance with these requirements would affect the viability of the business, the applicability of this waiver, and the impact of these provisions on our impacted customers is unpredictable and unknown. The FFCRA has the potential to negatively impact our customers’ costs, demand for our customers’ products, and, thus, adversely affect our business, financial condition and results of operations.

Certain of our loans are not secured by property but dependent on the earning capacity of the borrower.

Certain of our loans are not collateralized or fully collateralized by tangible property, but are made on the basis of the cash flow (earnings) being generated by the borrower. These include, without limitation, certain loans to dentists to either buy out another dentist in a dental practice and/or to buy into a dental practice or to purchase or establish a dental practice. In this case, the borrower may be the dentist and/or the dental practice, neither of which may have sufficient tangible assets (cash, marketable securities, real estate or other tangible assets) to fully secure or even secure a portion of the loan being made. Rather, we look to the earning power and capacity of the dentist and/or dental practice as the primary source of repayment of the loan. In the event that the dentist or dental practice’s earning power is insufficient to service or repay the loan, the additional collateral is usually insufficient to cover the outstanding loan balance, in which case we lose substantially all of the loan balance. In the event that these loans default at a high rate, we will likely recover very little from the underlying collateral, in which case the Bank could suffer significant losses and you could lose some or all of your investment in your Series B preferred stock.

The Company’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs, we may not recover the outstanding balance of the loan.

Our securities portfolio is subject to risk of loss; the fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2019, the fair value of our investment securities portfolio was $21.5 million. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the FHLB, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto, or Other Securities. Other Securities include, among other things, securities issued pursuant to Property Assessed Clean Energy programs. These programs are created by state and local municipalities to finance energy efficiency upgrades or renewable energy installations for residential, commercial and industrial property owners. Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates, continued instability in the capital markets and lack of liquidity or marketability. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms. Further, any loss from any such Other Securities or any other securities in our portfolio would negatively impact the capital of the Bank and such impact could be material.

Fee revenue will represent a significant portion of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients and market declines.

As a result of the merger, a significant portion of our revenue will result from fee-based services related to investment advisory, trust services, insurance and brokerage activities. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2019, consolidated non-interest income represented approximately 71.2% of our consolidated gross revenue (which is net interest income plus non-interest income). The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, market declines (which reduce asset values), the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

In addition, our combined clients will include private investors, defined benefit and contribution plans, institutional investors, such as mutual funds, collective investment funds, hedge funds and other investment pools, and investment managers. Economic, market or other factors that reduce the level or rates of savings in or with those institutions, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue or have a material adverse effect on our consolidated results of operations. These clients also, by their nature, are often able to exert pricing pressure, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management business lines.

The business operations of Sanders Morris may face limitations due to net capital requirements.

As a registered broker-dealer, Sanders Morris is subject to the net capital rules administered by the SEC and FINRA. These rules, which specify minimum net capital requirements for registered broker-dealers and FINRA members, are designed to assure that broker-dealers maintain adequate net capital in relation to their liabilities and the size of their client’s business. These requirements have the effect of requiring that a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies. Compliance with these net capital rules could limit operations that require extensive capital, such as underwriting or trading activities.

These net capital rules could also restrict our ability to withdraw capital in situations where Sanders Morris has more than the minimum required capital. We may be limited in our ability to pay dividends, implement our strategies, pay interest or repay principal on our debt, and redeem or repurchase our outstanding preferred or common stock. In addition, a change in these net capital rules or new rules affecting the scope, coverage, calculation, or amount of the net capital requirements, or a significant operating loss or significant charge against net capital, could have similar effects.

The wealth management, trust and brokerage business is highly competitive. If we are not able to compete successfully against current and future competitors, our business, financial condition, and results of operations will be adversely affected.

The wealth management, trust and brokerage business is highly competitive, and we expect it to remain so. We compete directly with many other national and regional full service financial services firms, banks, insurance companies, asset management and advisory firms, and, to a lesser extent, with on-line and discount brokers. Further, many online brokers have gone to a “no commission” structure, putting additional pressure on our brokerage operations. We also compete for wealth management services with commercial banks, private trust companies, sponsors of mutual funds, financial planning firms, venture capital, private equity and hedge funds, and other wealth managers. Moreover, we compete with ETFs that generally track passive investing strategies and charge lower management fees than active strategies, which may affect both the profitability of asset managers, on whose success we in part depend, and the perceived value of our investment services regarding ETFs. A continued lessening of investor interest in actively managed equity funds could decrease demand for and/or pricing on our investment services.

We are a small firm. Many of our competitors have more personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products, larger client bases, and greater name recognition. These larger and better capitalized competitors may be better able to respond to changes in the wealth management and institutional services industries, to finance acquisitions, to fund internal growth, and to compete for market share generally.

Increased competition may result in pricing pressures, reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that also could materially and adversely affect our business and results of operations. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. The growth of online wealth management tools that provide automated, algorithm-based portfolio management advice, sometimes called robo-advice, may further accelerate the adoption of passively managed portfolios and reduce demand for and/or pricing on our investment services. Consequently, we may not be able to compete successfully against current and future competitors. If we are unable to compete effectively, our business, financial condition, and results of operations will be adversely affected.

Underperformance by our investments, in either relative or absolute terms, may reduce the profitability of our wealth management and advisory business.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management business. Underperformance by our investments could reduce our revenue and impair our growth in a number of ways:

●	existing clients may withdraw funds from our wealth management business in favor of better performing products;

●	asset-based advisory fees could decline as a result of a decrease in the value of assets under management;

●	our ability to attract funds from existing and new clients might diminish;

●	firms with which we have business relationships may terminate their relationships with us; and

●	our wealth managers and investment advisors may depart, whether to join a competitor or otherwise.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our asset managers and the particular investments that they make. To the extent our investment style, security selection or investment results underperform other investment styles, selections or results, in either relative or absolute terms, the revenue and profitability of our wealth management business will likely be reduced and our ability to retain and attract new clients and funds will likely be impaired.

Our wealth management and brokerage business is subject to reputational risk.

Our wealth management and brokerage business derives the majority of its revenue from noninterest income. Success in this business is highly dependent on reputation. Our ability to attract wealth management and brokerage clients is highly dependent upon external perceptions of this business’ level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the business’ and our reputation among existing clients, which could make it difficult for our wealth management line of business to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry or our operation may also negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to the lines of business and our reputation and brand, negative perceptions or publicity could materially and adversely impact both our revenue and net income.

Standard investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short-term declines in the performance of the securities under our management.

Like most investment advisory and wealth management businesses, the investment advisory contracts we have with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short-term declines in the performance of the securities we manage, which can result from factors outside our control, such as adverse changes in market or economic condition or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors which have investment product offerings or investment strategies different than ours. Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment advisory businesses and even short-term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in assets under management and a corresponding decline in investment management fees, which would adversely affect our results of operations.

We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.

We continue to experience pricing pressures on investment advisory fees, as well as trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In the equity market, we experience pricing pressure from institutional clients to reduce commissions, partially due to the industry trend toward unbundling fees related to research and execution and the trend towards “no commission” trading. Our trading margins have been further compressed by the use of electronic and direct market access trading, which has created additional competitive pressure. In addition, we face pricing pressures in our advisory business, which has seen new entrants compete for clients on the basis of price. We believe that price competition and pricing pressures in these and other areas will continue as investors continue to reduce the amounts they are willing to pay, including by reducing the number of advisory and brokerage firms they use, and some of our competitors seek to obtain market share by reducing advisory fees, commissions or margins.

We face strong competition from other insurance agencies, which may adversely affect our operations and financial condition.

The insurance industry is highly competitive and has, historically, been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors, including service, experience, the strength of agent and policyholder relationships, reputation, speed and accuracy of claims payment, perceived financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. Our insurance business competes with many other insurers, including large national companies that have greater financial, marketing and management resources than HWG. Many of these competitors also have better ratings and market recognition than our insurance business.

In addition, a number of new, proposed or potential industry developments also could increase competition in HWG’s industry. These developments include changes in practices and other effects caused by the Internet (including direct marketing campaigns by HWG’s competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent our insurance business from expanding its book of business.

Our insurance business also faces competition from new entrants into the insurance market. New entrants do not have historic claims or losses to address and, therefore, may be able to price policies on a basis that is not favorable to our insurance business. New competition could reduce the demand for HWG’s insurance products, which could have a material adverse effect on our financial condition and results of operations.

A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses.

Due to the scope of our businesses and our client base, we regularly address potential conflicts of interest, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with other businesses within the firm and situations where we may be a creditor of an entity with which we also have an advisory or other relationship. In addition, our status as a bank holding company subjects us to heightened regulation and increased regulatory scrutiny by the Federal Reserve with respect to transactions between our entities that are or could be viewed as affiliates of ours and, under the Volcker Rule, transactions between our subsidiaries (including Sanders Morris and Tectonic Advisors) and certain covered funds.

We may incur significant losses due to ineffective risk management processes and strategies.

We seek to monitor and control our risk exposures through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes. However, those systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced in recent years, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, we could be subjected to increased regulatory scrutiny and regulatory restrictions could be imposed on our business, including on our potential future business lines, as a result of which our business and operating results could be adversely affected.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of the Series B preferred stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). As a public company, we will be required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404(a) of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that second annual report on Form 10-K. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment. In particular, we may not be able to maintain effective internal control over segment reporting, which we have implemented as a result of the merger. Any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets, cause the price of the Series B preferred stock to decline and subject us to regulatory penalties and litigation.

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The processes the Company uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the company’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.

Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our finite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization and slower growth rates in our industry. We will continue to evaluate the carrying value of our goodwill and other intangible assets. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could materially adversely impact our business, financial condition and results of operations.

We may elect or be compelled to seek additional capital, but that capital may not be available or it may be dilutive.

Our ability to raise capital in the future, if needed, will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed, on favorable terms or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our preferred or common stock that would reduce our shareholders’ percentage ownership interest to the extent they do not participate in future offerings. Also, if we are unable to raise additional capital, we may be required to take alterative actions which may include the sale of income-producing assets to meet our capital requirements, which could have an adverse impact on our results of operations and ability to generate income.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition, and results of operations.

In addition, we do not provide custodial services for our clients. Instead, client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms or bank institutions that provide custodial services, or, collectively, custodial firms, either directly or through arrangements made by us with those firms. As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those custodial firms could adversely affect the confidence of our clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact our ability to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face intense competition from larger banks and financial institutions that could hurt our business.

We conduct our business operations in markets where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, financial technology companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. Larger banks and many of those other financial service organizations have greater financial and marketing resources than we do that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger clients and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and investment management clients. If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margins, net interest income and investment management fees could decline, which could materially adversely affect our business, results of operations and prospects, and could cause us to incur losses in the future.

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. However, these technology services many not be as sophisticated or adoptable as some of our larger competitors and we may be subject to long-term contracts that impede our ability to change vendors to adapt to a changing technology marketplace. Thus, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

We depend on third party systems, so a systems failure could significantly disrupt our business. These and other operational risks may disrupt our business, result in regulatory action against us, or limit our growth.

Our business depends highly on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions we process have become increasingly complex.

Consequently, we rely heavily on our communications and financial, accounting, and other data processing systems, including systems provided by our clearing brokers and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated, or accounted.

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention, or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers or custodians, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing brokers and custodians provide our principal disaster recovery system. We cannot provide assurance that we or our clearing brokers or custodians will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, terrorism, or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers’ or custodians’ systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

The occurrence of fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients, or third parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. The financial services industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our clients and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing,” account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

•	obtain unauthorized access to confidential information belonging to us or our clients;
•	manipulate or destroy data;
•	disrupt, sabotage or degrade service on a financial institution’s systems; or
•	steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and their employees or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, employees and other third parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur due to the following, among other reasons:

•	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
•

these threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

•	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;
•

the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•

the vulnerability of systems to third parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, clients, third-party service providers or other users of our systems; and

•

our frequent transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

Although to date we have not experienced any losses or other material consequences relating to technology failure, cyber-attacks or other information, we may suffer such losses or other consequences in the future. While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. While we had insurance against losses related to cyber insurance as of the date of this Form 10-K, we may not be able to insure against losses related to cyber-threats in the future and our insurance may not insure against all possible losses. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with clients and third parties with whom we do business. Although to date we have not experienced any material fraudulent activity, breaches of our information security or cyber-attack, a successful penetration or circumvention of system security could cause us negative consequences, including loss of clients and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our clients, or damage to our clients’ and/or third parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

We rely on client and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.

When deciding whether to extend credit or enter into other transactions with clients or counterparties, we may rely on information provided by or on behalf of those clients and counterparties, including audited financial statements and other financial information. We may also rely on representations made by clients and counterparties that the information they provide is accurate and complete. We conduct appropriate due diligence on such client information and, where practical and economical, we engage valuation and other experts or sources of information to assist with assessing collateral and other client risks. Our financial results could be adversely affected if the financial statements, collateral value or other financial information provided by clients or counterparties are incorrect.

A natural disaster could harm our business.

We have clients in almost all 50 states, but concentrations in California (subject to earthquakes and wildfires), Florida (hurricanes) and Texas (hurricanes, tornadoes and flooding). The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

The Company is subject to environmental risks associated with owning real estate or collateral.

The cost of cleaning up or paying damages and penalties associated with environmental problems could increase the Company’s operating expenses and result in a decline in the underlying collateral. When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also owns and leases premises where banking and other facilities are located. While the Company’s lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company’s expense. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default.

Risks Related to Our Regulatory Environment

We are subject to extensive government regulation and supervision, which could constrain our growth and profitability.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the banking system in the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee any debt we may issue and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations. The banking industry remains heavily regulated. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

See “Supervision and Regulation” for additional information regarding the supervisory and regulatory issues facing the Company.

We are subject to stringent capital requirements that may limit our operations and potential growth.

We are subject to various regulatory capital requirements on a consolidated basis, and at both the Bank and Sanders Morris separately. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations. The failure to meet the established capital requirements under the prompt corrective action framework could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating the Bank’s FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. In addition, an inability to meet the capital requirements under the Basel III regulatory capital reforms (“Basel III”), would prevent us from being able to pay certain discretionary bonuses to our executive officers and dividends to our shareholders.

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments and other factors will decrease our capital, thereby reducing the level of the applicable ratios.

Our failure to remain well-capitalized for bank regulatory purposes, either under the Basel III regime or the community bank leverage ratio framework, could affect client and investor confidence, our ability to grow, our costs of funds, our ability to pay competitive rates to attract and retain deposits, FDIC insurance costs, our ability to pay dividends on preferred and common stock, our ability to make acquisitions, and our business, results of operations and financial condition. In addition, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

Federal banking agencies periodically conduct examinations of our banking business, including compliance with laws and regulations, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

The OCC, the Federal Reserve and the FDIC may conduct examinations of our business, including for compliance with applicable laws and regulations. As a result of an examination, regulatory agencies may determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations are unsatisfactory, or that we or our management are in violation of any law, regulation or guideline in effect from time to time. Regulatory agencies may take a number of different remedial actions, including the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against officers or directors, to remove officers and directors and, if such conditions cannot be corrected or there is an imminent risk of loss to depositors, the FDIC may terminate our deposit insurance. A regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice, the CFPB, and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Any such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.

The BSA, Title III of the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service (the “IRS”). There is also increased scrutiny of compliance with the sanctions rules enforced by OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which could negatively impact our business, financial condition and results of operations. Although we have not been subject to fines or other penalties, or suffered business or reputational harm, as a result of money laundering activities, failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

Sanders Morris and Tectonic Advisors are subject to substantial regulation. If we fail to comply with applicable requirements, our business will be adversely affected.

Tectonic Advisors and Sanders Morris are subject to extensive regulation under both federal and state laws. Sanders Morris is registered as a broker-dealer with the SEC and FINRA; Tectonic Advisors and Sanders Morris are registered with the SEC as investment advisors. The SEC is the federal agency responsible for the administration of federal securities laws. In addition, SROs, principally FINRA and the securities exchanges, are actively involved in the regulation of broker-dealers. Tectonic Advisors and Sanders Morris are also subject to regulation by state securities commissions in those states in which we do business. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure of securities firms, record-keeping, and the conduct of directors, officers, and employees.

As investment advisors, Sanders Morris and Tectonic Advisors are subject to the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. Sanders Morris and Tectonic Advisors are also subject to the provisions and regulations of ERISA to the extent that they act as a “fiduciary” under ERISA with respect to certain of their clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Additionally, like other investment advisory and broker-dealer companies, Sanders Morris and Tectonic Advisors face the risks of lawsuits by clients. The outcome of regulatory proceedings and lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or lawsuit could result in substantial costs or reputational harm to Sanders Morris or Tectonic Advisors and, therefore, could have an adverse effect on the ability to retain key relationship and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Sanders Morris is subject to periodic examinations by the SEC and FINRA and Tectonic Advisors by the SEC. In these examinations, personnel from FINRA or the SEC (as applicable) make a visit to the office(s) of Sanders Morris or Tectonic Advisors and review the files, business practices and personnel. These reviews are often based on a pre-examination checklist or areas of interest, often based on the risks associated with Sanders Morris’ or Tectonic Advisors’ business. The examiners consult with their home office and, at the end of the examination, often issue a letter setting forth areas requiring attention. However, under certain circumstances, a poor examination or a violation brought to the SEC’s or FINRA’s attention can result in an administrative proceeding.

The SEC, FINRA, and state securities commissions may conduct administrative proceedings that can result in:

•	censure, fines, or civil penalties;
•	issuance of cease-and-desist orders;
•	deregistration, suspension, or expulsion of a broker-dealer or investment advisor;
•	suspension or disqualification of the broker-dealer’s officers or employees;
•	prohibition against engaging in certain lines of business; and
•	other adverse consequences.

In the last five years, neither Tectonic Advisors nor Sanders Morris has received what either believes is a poor examination by any of their federal or state regulators, been subject to any material administrative proceeding or been found to be in material violation by their federal or state regulators or experienced an imposition of any material penalties, censure, fines or cease-and-desist orders by such regulators. The imposition of any penalties or orders on us could have a material adverse effect on our business, financial condition, and results of operations. The investment banking and brokerage industries have recently come under scrutiny at both the state and federal levels, and the cost of compliance and the potential liability for noncompliance has increased as a result.

Our ability to comply with laws and regulations relating to our financial services businesses depends in large part upon maintaining a system to monitor compliance and our ability to attract and retain qualified compliance personnel. Although we believe we are in material compliance with all applicable laws and regulations, we may not be able to comply in the future. Any noncompliance could have a material adverse effect on our business, financial condition, and results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the GLBA, which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We can be subject to legal and regulatory proceedings, investigations and inquiries related to conduct risk.

U.S. authorities have been increasingly focused on “conduct risk,” a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings. Although we have not been subject to any material conduct risk investigations or inquiries in the past eight years, the occurrence of such proceedings, investigations or inquiries could damage our reputation, disrupt our business, increase our costs and causes losses in the future.

Risks Related to an Investment in the Series B Preferred Stock

The Series B preferred stock is an equity security and is subordinate to our existing and future indebtedness, which could adversely impact our ability to pay dividends on the Series B preferred stock.

The shares of Series B preferred stock are equity interests and do not constitute indebtedness of ours. This means that the Series B preferred stock ranks junior to all our existing and future indebtedness and our other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation.

As of December 31, 2019, our total liabilities were approximately $314.6 million, and we may incur additional indebtedness in the future to increase our capital resources or fund strategic acquisitions or other business efforts. Additionally, if our capital ratios or the capital ratios of the Bank fall below minimum ratios required by the Federal Reserve, we or the Bank could be required to raise additional capital by making additional offerings of debt securities, including senior or subordinated notes, or other applicable securities that could rank senior to the Series B preferred stock. The Series B preferred stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights referred to below. In addition, dividends on the Series B preferred stock are payable only when, as, and if declared by our board of directors out of assets legally available therefor. In the event of our liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid. Accordingly, our existing and future indebtedness may restrict the payment of dividends on the Series B preferred stock. Further, if we are unable to or do not pay dividends on the Series B preferred stock, the market price of the Series B preferred stock may decline.

The Series B preferred stock may be junior in rights and preferences to our future preferred stock.

The Series B preferred stock may rank junior to preferred stock issued in the future that by its terms is expressly senior in rights and preferences to the Series B preferred stock, although the affirmative vote or consent of the holders of at least 662∕3% of all outstanding shares of the Series B preferred stock is required to authorize or issue any shares of stock senior in rights and preferences to the Series B preferred stock. The terms of any future preferred stock expressly senior to the Series B preferred stock may restrict dividend payments on the Series B preferred stock.

Additional issuances of preferred stock or securities convertible into preferred stock may further dilute existing holders of the Series B preferred stock.

We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of preferred stock, securities convertible into, exchangeable for or that represent an interest in preferred stock, or preferred stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders, including issuing additional shares of Series B preferred stock. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the Series B preferred stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms.

Although the affirmative vote or consent of the holders of at least 662∕3% of all outstanding shares of the Series B preferred stock is required to authorize or issue any shares of capital stock senior in rights and preferences to the Series B preferred stock, if we issue preferred stock in the future with voting rights that dilute the voting power of the Series B preferred stock, the rights of holders of the Series B preferred stock or the market price of the Series B preferred stock could be adversely affected. The market price of the Series B preferred stock could decline as a result of these other offerings, as well as other sales of a large block of Series B preferred stock or similar securities in the market thereafter, or the perception that such sales could occur. Holders of the Series B preferred stock are not entitled to preemptive rights or other protections against dilution.

Dividends on the Series B preferred stock are discretionary and non-cumulative, and our future ability to pay dividends is subject to restrictions.

Although we intend to continue to pay dividends on the Series B preferred stock, dividends on the Series B preferred stock are discretionary and are not mandatory or cumulative. If our board of directors does not declare a dividend on the Series B preferred stock or if our board of directors authorizes and we declare less than a full dividend in respect of a Dividend Period, the holders of the Series B preferred stock will have no right to receive any dividend or a full dividend, as the case may be, for the Dividend Period, and we will have no obligation to pay a partial or full dividends for that Dividend Period at any time, whether or not our board of directors declares a dividend on the Series B preferred stock or any other class or series of our capital stock for any future Dividend Period. Any declaration and payment of dividends on the Series B preferred stock depends upon, among other factors, our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the Series B preferred stock, dividend restrictions contained in any credit agreements and other factors deemed relevant by our board of directors.

The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on any debt obligations.

In addition, the Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by or distributions made from its subsidiaries. These dividends and distributions are the principal source of funds to pay dividends on our preferred stock and common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends or distributions that our bank and nonbank subsidiaries may pay to the Company. In the event our subsidiaries are unable to pay dividends or make distributions to the Company, the Company may not be able to service debt or pay dividends on the Series B preferred stock. The inability to receive dividends and distributions from our subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

Uncertainty related to the London Interbank Offer Rate (“LIBOR”) and its replacement.

In July 2017, the United Kingdom Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. The Federal Reserve and the New York Federal Reserve Bank have jointly formed a committee known as the Alternative Reference Rates Committee (the “ARRC”) to help ensure a successful transition from LIBOR. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the ARRC has proposed the Secured Overnight Financing Rate (“SOFR”) as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasuries. Currently no forward-looking term index (like LIBOR) yet exists and the development of a SOFR-based term rate is ongoing. Historically, SOFR has been lower than LIBOR because it does not take into account bank credit risk. Accordingly, a credit spread adjustment is being considered. Since the proposed SOFR is calculated differently than LIBOR, payments under contracts referencing the new rates may differ from those referencing LIBOR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of the Series B preferred stock.

The chief executive of the FCA, which regulates LIBOR, in July 2017 announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. While Intercontinental Exchange Inc., the company that administers LIBOR, plans to continue publishing LIBOR, liquidity in the interbank markets that those LIBOR estimates are based upon has been declining. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. In April 2018, the Federal Reserve Bank of New York, in conjunction with the AARC, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasuries called the Secured Overnight Financing Rate. The first publication of SOFR was released in April 2018. Whether or not SOFR attains market acceptance as a LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. The selection of SOFR as the alternative reference rate currently presents certain market concerns, because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR, which represents an overnight, risk-free rate, so that it will be comparable to LIBOR, which has various tenors and reflects a risk component. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, such as the Series B preferred stock.

The Series B preferred stock is perpetual. Although we intend to continue to pay dividends on the Series B preferred stock, dividends on the Series B preferred stock will not be cumulative or mandatory. Holders of the Series B preferred stock are entitled to receive, only when, as, and if declared by our board of directors, out of assets legally available under applicable law for payment, non-cumulative cash dividends. While the initial dividend rate on the Series B preferred stock is fixed, when, as and if declared by the board of directors, the dividend rate will be equal to three-month LIBOR plus a spread of 672.0 basis points per annum for each quarterly dividend period beginning May 15, 2024—after the date on which the continuation of LIBOR on the current basis cannot and will not be guaranteed. Notwithstanding the foregoing, in the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. As described in the certificate of designation to the Series B preferred stock attached to this Form 10-K, if the calculation agent is unable to determine three-month LIBOR based on screen-based reporting of that base rate, the calculation agent is to obtain suitable quotations for three-month LIBOR from reference banks. In addition, if we determine that three-month LIBOR has been discontinued or is no longer viewed as an acceptable benchmark for securities like the Series B preferred stock, then we will instruct the calculation agent to use a substitute or successor base rate that we have determined in our sole discretion is most comparable to three-month LIBOR, provided that if we determine there is an industry-accepted successor base rate, we will instruct the calculation agent to use that substitute or successor base rate. In such instances, we will instruct the calculation agent on what business day convention to use, the definition of business day, the dividend determination date to be used and any other relevant methodology for calculating such substitute or successor base rate, including any adjustment factor needed to make such substitute or successor base rate comparable to the LIBOR base rate, in a manner that is consistent with industry-accepted practices for such substitute or successor base rate, with respect to the calculation of dividends on the Series B preferred stock during the floating rate period.

Notwithstanding the foregoing, if the calculation agent determines in its sole discretion that there is no alternative reference rate selected by the central bank, reserve bank, monetary authority or any similar institution (including any committee or working group thereof) that is consistent with market practice regarding a substitute for three-month LIBOR, we may, in its sole discretion, appoint an independent financial advisor (“IFA”) to determine an appropriate alternative rate and any adjustments, and the decision of the IFA will be binding on the Company, the calculation agent, and the holders of Series B preferred stock. If a LIBOR event (as defined below) has occurred, but for any reason an alternative rate has not been determined or the calculation agent determines, in its sole discretion, that there is no such market practice for the use of such alternative rate (and, in each case, an IFA has not determined an appropriate alternative rate and adjustments or an IFA has not been appointed), three-month LIBOR for the next dividend period to which the determination date relates shall be three-month LIBOR as in effect for the then-current dividend period; provided, that if this sentence is applicable with respect to the first dividend period in the floating rate period, the dividend rate, business day convention and manner of calculating the dividend rate applicable during the fixed rate period will remain in effect during the floating rate period.

Any of the foregoing determinations or actions by the calculation agent could result in adverse consequences to the applicable dividend rate on the Series B preferred stock during the floating rate period, which could have a material adverse effect on the return on, value of and market price for the Series B preferred stock. The calculation agent has not been appointed, and we will appoint a calculation agent prior to the commencement of the floating rate period. We may appoint ourselves or another affiliate of ours as calculation agent.

Holders of the Series B preferred stock have no rights against the publishers of LIBOR.

Holders of the Series B preferred stock have no rights against the publishers of LIBOR, even though the amount they receive on each dividend payment date after May 14, 2024 will depend upon the level of LIBOR. The publishers of LIBOR are not in any way involved in this offering and have no obligations relating to the Series B preferred stock or the holders of the Series B preferred stock.

Dividends on the Series B preferred stock will vary beginning on May 15, 2024 and any dividends declared may be less than the initial fixed annual rate in effect prior to May 15, 2024.

As described in further detail in the description of the Series B preferred stock attached to this Form 10-K, the annual dividend rate on the Series B preferred stock commencing on May 15, 2024 will equal three-month LIBOR plus a spread of 672.0 basis points per annum. Notwithstanding the foregoing, in the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. Therefore, any dividends declared on or after May 15, 2024 may vary from period to period and could be more or less than the fixed rate for the initial period. We have no control over a number of factors that may affect market interest rates, including geopolitical conditions and economic, financial, political, regulatory, judicial or other events that affect the markets generally and that are important in determining the existence, magnitude and longevity of market rate risk.

The Series B preferred stock may be redeemed at our option, and you may not be able to reinvest the redemption price you receive in a similar security.

Subject to the approval of the Federal Reserve (if then required), at our option, we may redeem the Series B preferred stock at any time, either in whole or in part, for cash, on any dividend payment date on or after May 15, 2024. We may also redeem the Series B preferred stock at our option, subject to the approval of the Federal Reserve (if then required), at any time, in whole, but not in part, within 90 days following the occurrence of a Regulatory Capital Treatment Event (as defined in the description of the Series B preferred stock attached to this Form 10-K), such as a proposed change in law or regulation with respect to whether the Series B preferred stock qualifies as an “additional Tier 1 capital” instrument.

Although the terms of the Series B preferred stock were established at issuance to satisfy the criteria for “additional Tier 1 capital” instruments consistent with Basel III as set forth in the joint final rulemaking issued in July 2013 by the Federal Reserve, the FDIC and the OCC, it is possible that the Series B preferred stock may not satisfy the criteria set forth in future rulemakings or interpretations. As a result, a Regulatory Capital Treatment Event could occur whereby we would have the right, subject to prior approval of the Federal Reserve (if then required), to redeem the Series B preferred stock in accordance with its terms prior to May 15, 2024, or any date thereafter.

If we redeem the Series B preferred stock for any reason, you may not be able to reinvest the redemption proceeds you receive in a similar security or earn similar rate of return on any investment. See the description of the Series B preferred stock attached to this Form 10-K for more information on redemption of the Series B preferred stock.

Investors should not expect us to redeem the Series B preferred stock on the date it becomes redeemable or on any particular date after it becomes redeemable.

The Series B preferred stock is a perpetual equity security. This means that it has no maturity or mandatory redemption date and is not redeemable at the option of the holders of the Series B preferred stock. The Series B preferred stock may be redeemed by us at our option, either in whole or in part, for cash, on any dividend payment date on or after May 15, 2024, or in whole, but not in part, at any time within 90 days following a Regulatory Capital Treatment Event. Any decision we may make at any time to propose a redemption of the Series B preferred stock will depend upon, among other things, our evaluation of our capital position, the composition of our shareholders’ equity and general market conditions at that time.

In addition, our right to redeem the Series B preferred stock is subject to limitations. Under the Federal Reserve’s current risk-based capital guidelines applicable to bank holding companies, any redemption of the Series B preferred stock is subject to prior approval of the Federal Reserve. We cannot assure you that the Federal Reserve will approve any redemption of the Series B preferred stock that we may propose. There also can be no assurance that, if we propose to redeem the Series B preferred stock without replacing such capital with common equity Tier 1 capital or additional Tier 1 capital instruments, the Federal Reserve will authorize such redemption. We understand that the factors that the Federal Reserve will consider in evaluating a proposed redemption, or a request that we be permitted to redeem the Series B preferred stock without replacing it with common equity Tier 1 capital or additional Tier 1 capital instruments, include its evaluation of the overall level and quality of our capital components, considered in light of our risk exposures, earnings and growth strategy, and other supervisory considerations, although the Federal Reserve may change these factors at any time.

Holders of the Series B preferred stock have limited voting rights.

Holders of the Series B preferred stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Holders of the Series B preferred stock have voting rights only with respect to (i) authorizing, creating or issuing any capital stock ranking senior to the Series B preferred stock as to dividends and rights (including redemption payments) upon liquidation, dissolution or winding up, or reclassifying any authorized capital stock into any such shares of such capital stock or issuing any obligation or security convertible into or evidencing the right to purchase any such shares of capital stock, (ii) amending, altering or repealing any provision of our certificate of formation or the designation, including by merger, consolidation or otherwise, so as to adversely affect the rights, powers or preferences of the Series B preferred stock, (iii) the election of two directors, if dividends have not been declared or paid in an aggregate amount equal to the equivalent of at least six or more quarterly Dividend Periods, whether or not consecutive, (voting as a class with holders of shares of any other series of preferred stock ranking equally as to the payment of dividends and having equivalent voting rights), and (iv) as otherwise required by applicable law. See the description of the Series B preferred stock attached to this Form 10-K for more information.

An active, liquid market for the Series B preferred stock may not be sustained, which may impair your ability to sell your shares.

The Series B preferred stock is currently traded on the NASDAQ Global Market, but an active, liquid trading market for the Series B preferred stock may not be sustained over time. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of the Series B preferred stock, over which we have no control. Without an active, liquid trading market for the Series B preferred stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of the Series B preferred stock. The market price of the Series B preferred stock could decline significantly due to failure to pay dividends, actual or anticipated issuances or sales of the Series B preferred stock or other securities in the future.

The market price of the Series B preferred stock may become subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of the Series B preferred stock may become highly volatile. There are many factors that may affect the market price and trading volume of the Series B preferred stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•	recommendations by securities analysts;
•	operating and stock price performance of companies that investors deemed comparable to us;
•	additional or anticipated sales of the Series B preferred stock or other securities by us or our existing shareholders;
•	additions or departures of key personnel;
•	perceptions in the marketplace regarding our competitors or us;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in the Series B preferred stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of the Series B preferred stock, which could make it difficult to sell your shares at the volume, prices and times desired.

Securities analysts may not continue coverage on us.

The trading market for the Series B preferred stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of the Series B preferred stock to decline. If we are the subject of an unfavorable report, the price of the Series B preferred stock may decline.

The Series B preferred stock is not rated.

The Series B preferred stock is not rated by any rating agency. Unrated securities usually trade at a discount to similar, rated securities. As a result, there is a risk that the Series B preferred stock may trade at a price that is lower than they might otherwise trade if rated by a rating agency. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series B preferred stock. In addition, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to the Series B preferred stock in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Series B preferred stock.

Our management and board of directors have significant control over our business.

As of March 27, 2020, our directors, executive officers and affiliates (including partners of Cain Watters) beneficially owned an aggregate of 5,162,229 shares, or approximately 77.29% of our outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We are a “controlled company” within the meaning of the rules of NASDAQ, and as such, we qualify for exemptions from certain corporate governance requirements. As a result, you may not have the same protections afforded to shareholders of companies that are subject to such requirements.

We are a “controlled company” under NASDAQ’s corporate governance listing standards, meaning that more than 50% of the voting power for the election of our board of directors is held by a single person, entity or group. As a controlled company, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of “independent directors,” as defined under NASDAQ rules;
•

that director nominations are selected, or recommended for the board of directors’ selection, by either (i) the independent directors constituting a majority of the board of directors’ independent directors in a vote in which only independent directors participate, or (ii) a nominating and corporate governance committee that is composed entirely of independent directors; and

•

that we have a compensation committee that is composed entirely of independent directors. We intend to avail ourselves of certain of these other exemptions for as long as we remain a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements, which could make our stock less attractive to investors or otherwise harm our stock price.

We are controlled by the majority shareholders, whose interests may not coincide with yours and with whose decisions you may disagree.

A. Haag Sherman, George L. Ball, Darrell W. Cain, Steven B. Clapp, Thomas Sanders, Daniel C. Wicker, other members of management and partners of Cain Watters, and certain other existing shareholders (collectively, the “Majority Shareholders”) currently own more than 50% of our outstanding shares of common stock. So long as the Majority Shareholders continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of certain matters requiring only common shareholder approval, including the election of directors and certain amendments to our certificate of formation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Majority Shareholders. In any of these matters, the interests of the Majority Shareholders may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Majority Shareholders could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

Our certificate of formation and our bylaws (each as amended and restated) may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:

•

subject to the rights of the holders of the Series B preferred stock, empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;

•	eliminate cumulative voting in elections of directors;
•	subject to certain exceptions, permit our board of directors to alter, amend or repeal our amended and restated bylaws or to adopt new bylaws;
•

require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and

•

enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors at which there is a quorum.

Banking laws also impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the CBCA. These laws could delay or prevent an acquisition.

Furthermore, our bylaws provide that the state or federal courts located in Dallas County, Texas, the county in which the city of Dallas is located, will be the exclusive forum for: (i) any actual or purported derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of our current or former directors or officers; (iii) any action asserting a claim against us or our current or former directors or officers arising pursuant to the TBOC, our certificate of formation, or our bylaws; or (iv) any action asserting a claim against us or our current or former officers or directors that is governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our certificate of formation. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The obligations associated with being a public company require significant resources and management attention, which increase our costs of operations and may divert focus from our business operations.

We incur substantial legal, accounting, administrative and other costs and expenses related to operating as a public company, and these costs may be higher when we no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (“PCAOB”) and NASDAQ, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and NASDAQ rules make certain operating activities more time-consuming, and we also incur significant legal, accounting, insurance and other expenses. Additionally, any failure by us to file our periodic reports with the SEC in a timely manner could, among other things, harm our reputation, cause our investors and potential investors to lose confidence in us, restrict trading in or reduce the market price of the Series B preferred stock, and potentially limit our ability to access the capital markets. Furthermore, the corporate infrastructure demanded of a public company may divert management’s attention from implementing our operating strategy, which could prevent us from successfully implementing our strategic initiatives and improving our results of operations. We incur expenses to maintain our internal control and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. We cannot predict or estimate the amount of additional costs we may incur in the future in order to continue to comply with these requirements, and these costs may materially increase our general and administrative expenses over time, and such increases would reduce our profitability.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make the Series B preferred stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. Further, the JOBS Act allows us to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this Form 10-K.

We may take advantage of these provisions for up to five years from the date of our initial offering date in May 2019, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period or if we become a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors find the Series B preferred stock less attractive because we rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find the Series B preferred stock less attractive as a result, there may be a less active trading market for the Series B preferred stock and our share price may be more volatile.

An investment in the Series B preferred stock is not an insured deposit and is subject to risk of loss.

The Series B preferred stock is not a savings account, deposit or other obligation of any of our bank or nonbank subsidiaries and is not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties.

Our main office is located in a two-story, approximately 33,000 square foot commercial office building located in the Dallas MSA at 16200 Dallas Parkway, Dallas, Texas 75248, which is owned by the Bank. The Bank occupies approximately 33% of the building and leases out the remainder to other tenants.

We also lease space at: (a) 600 Travis, Houston, Texas 77002 comprising 14,402 square feet (expires in April 2021) for offices of Sanders Morris, Tectonic Advisors and HWG, (b) 6900 N. Dallas Parkway, Plano, Texas 75024 comprising 2,646 square feet (expires in December 2022) for offices of Tectonic Advisors and HWG, (c) 5950 Sherry Lane, Suite 470, Dallas, Texas 75225, comprising 2,508 square feet, which lease expires in February 2024, (d) 1330 Lake Robbins Drive, The Woodlands, Texas 77380 comprising 4,829 square feet, which lease expires in October 2020 and is assigned to a third party pursuant to an assignment agreement by and among the tenant occupying the space, the landlord and Sanders Morris, as the assignor, under which Sanders Morris pays to the tenant approximately $60,000 per year toward the lease payment, (e) 2777 Allen Parkway, Houston, Texas 77019 comprising 2,055 square feet (expires in October 2020) and is subleased to a third party for approximately $20,000 less per annum than the amount we pay on the lease, and (f) 8900 Indian Creek Parkway, Overland Park, Kansas 66210, comprising 6,827 square feet (expires in February 2022). Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Our Series B preferred stock is quoted on the NASDAQ Global Market under the symbol “TECTP”.

Holders of Record

As of March 1, 2020, we had 85 holders of record of our common stock.

Dividends

Although we intend to pay dividends on the Series B preferred stock, dividends on the Series B preferred stock are not cumulative or mandatory. If our Board of Directors does not declare a dividend on the Series B preferred stock or if our Board of Directors authorizes and we declare less than a full dividend in respect of any Dividend Period, the holders of the Series B preferred stock will have no right to receive any dividend or a full dividend and we will have no obligation to pay a dividend or to pay full dividends for that Dividend Period at any time, whether or not dividends on the Series B preferred stock or any other class or series of our preferred stock or common stock are declared for any future Dividend Period.

It is the policy of our Board of Directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividends will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our Board of Directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under Item 1.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2019, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	190,000	$5.37	560,000

Item 6.	Selected Financial Data.

Because we are a smaller reporting company, disclosure under this item is not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this Form 10-K captioned “Risk Factors,” and elsewhere in this Form 10-K.

Company Overview

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, recordkeeping and insurance to individuals, small businesses and institutions in all 50 states.

In January 2019, the Bank acquired Nolan, a TPA based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for over 900 retirement plans, 649 of which are also clients of the Bank, which is over 57% of the retirement plans we service in our trust department. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to consolidated financial statements included in the Form 10-K for more information.

On May 13, 2019, we completed a merger with Tectonic Holdings, through which we expanded our financial services to include investment advisory, securities brokerage and insurance services. Pursuant to the merger agreement, as amended and restated, dated March 28, 2019, by and between the Company and Tectonic Holdings, Tectonic Holdings merged with and into the Company, with the Company as the surviving institution. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock. The computations of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

Following the Tectonic Merger, we operate through four main direct and indirect subsidiaries: (i) T Bancshares, which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for the Bank, (ii) Sanders Morris, a registered broker-dealer with FINRA, and registered investment advisor with the SEC, (iii) Tectonic Advisors, a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG, an insurance agency registered with the TDI.

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

Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with ASC Topic 805. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements have been retrospectively adjusted to reflect the acquisition of Sanders Morris, HWG and Tectonic Advisors for all periods subsequent to the date at which the entities were under common control, May 15, 2017. All intercompany transactions and balances are eliminated in consolidation.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time we make the accounting estimate and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. Accounting policies related to the allowance for loan losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management. A discussion of our allowance for loan losses is included in Note 1 to our Consolidated Financial Statements.

Performance Summary

Net income available to common shareholders totaled $6.5 million, or $0.98 per diluted common share for the year ended December 31, 2019, compared to $8.8 million, or $1.34 per diluted common share for the year ended December 31, 2018, a decrease of $2.3 million or 26.1%. The decrease in net income available to common shareholders for the year ended December 31, 2019 was the result of a $6.0 million increase in non-interest expense, a $830,000 increase in the provision for loan losses, a $891,000 increase in income tax expense and a $618,000 increase in preferred stock dividends paid, partially offset by a $1.5 million increase in net interest income and a $4.5 million increase in non-interest income.

We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. Average tangible common equity is a non-GAAP financial measure. The most directly comparable GAAP financial measure for average tangible common equity is average total common equity.

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(Dollars in thousands)	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018
Net income, as reported	$7,879	$9,620
Income available to common shareholders	6,458	8,818
Average tangible common equity	18,555	16,035
Return on average tangible common equity	34.80%	54.99%

For the year ended December 31, 2019, return on average assets was 2.33%, compared to 3.33% for the prior year, and return on average tangible common equity was 34.80%, compared to 54.99% for the prior year. The higher returns for the year ended December 31, 2018 was primarily due to a $1.7 million gain on bargain purchase related to the acquisition of Summer Wealth Management during the three months ended March 31, 2018.

Total assets grew by $53.4 million, or 17.1%, to $365.1 million as of December 31, 2019, from $311.7 million as of December 31, 2018. This increase was primarily due to an increase in SBA loans. Our loans held for investment, net of allowance for loan losses increased $55.7 million, or 23.8%, to $289.7 million as of December 31, 2019, from $234.0 million as of December 31, 2018. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $13.0 million, or 34.7%, to $50.5 million as of December 31, 2019, from $37.5 million as of December 31, 2018. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. The Federal Reserve increased the target rate four times in 2018 and lowered the target rate three times during 2019. During 2018, the effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the year at 2.50%. During 2019, the effective federal funds rate decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.75%.

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

	2019 vs 2018
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$22	$56	$78
Securities	(25)	(12)	(37)
Loans, net of unearned discount (1)	528	2,730	3,258
Total earning assets	525	2,774	3,299

Savings and interest-bearing demand	(1)	(3)	(4)
Money market deposit accounts	202	46	248
Time deposits	856	796	1,652
FHLB and other borrowings	14	(124)	(110)
Subordinated notes	5	51	56
Total interest-bearing liabilities	1,076	766	1,842

Changes in net interest income	$(551)	$2,008	$1,457

(1)	Average loans include non-accrual.

Net interest income for years ended December 31, 2019 and 2018 was $12.1 million and $10.6 million, respectively, an increase of $1.5 million, or 14.2%, due primarily to an increase in the average volume of loans and average yields on loans, partially offset by an increase in the average volume of interest-bearing deposits and average rates paid on interest-bearing deposits. Net interest margin for the years ended December 31, 2019 and 2018 was 3.90% and 4.03%, respectively, a decrease of 13 basis points, due primarily to the increase in average rates paid on interest-bearing deposits and borrowed funds, partially offset by an increase in average yields on loans and interest-bearing deposits and federal funds sold.

The average volume of loans increased $43.6 million, or 18.9%, from $231.4 million for the year ended December 31, 2018, to $275.0 million for the year ended December 31, 2019, and the average yield on loans increased 23 basis points from 6.03% for the year ended December 31, 2018 to 6.26% for the year ended December 31, 2019. The average yield on loans was positively impacted by the increases in market interest rates and increase in discount accretion. For the year ended December 31, 2019, loan payoffs with associated net discounts resulted in additional income of $458,000, compared to $614,000 for loan payoffs with net discounts for the year ended December 31, 2018.

Average interest-bearing deposits increased $33.6 million for the year ended December 31, 2019, compared to the same period in the prior year, which included an increase in time deposits and money market deposit accounts of $31.4 million and $3.0 million, respectively, offset by an $847,000 decrease in savings and interest-bearing demand deposits. The average rate paid on interest-bearing deposits increased 60 basis points from 1.62% for the year ended December 31, 2018 to 2.22% for the year ended December 31, 2019.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019			2018
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$12,434	$270	2.17%	$9,861	$192	1.95%
Securities	21,221	778	3.67%	21,544	815	3.78%
Loans, net of unearned discount (1)	275,025	17,205	6.26%	231,385	13,947	6.03%
Total earning assets	308,680	18,253	5.91%	262,790	14,954	5.69%
Cash and other assets	29,890			26,352
Allowance for loan losses	(1,089)			(581)
Total assets	$337,481			$288,561
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$7,740	30	0.39%	$8,587	34	0.40%
Money market deposit accounts	54,609	841	1.54%	51,593	593	1.15%
Time deposits	164,007	4,151	2.53%	132,575	2,499	1.88%
Total interest-bearing deposits	226,356	5,022	2.22%	192,755	3,126	1.62%
FHLB and other borrowings	11,449	305	2.66%	16,090	415	2.58%
Subordinated notes	12,000	875	7.29%	11,300	819	7.25%
Total interest-bearing liabilities	249,805	6,202	2.48%	220,145	4,360	1.98%
Non-interest-bearing deposits	35,786			30,421
Other liabilities	6,336			4,060
Total liabilities	291,927			254,626
Shareholders’ equity	45,554			33,935
Total liabilities and shareholders’ equity	$337,481			$288,561

Net interest income		$12,051			$10,594
Net interest spread			3.43%			3.71%
Net interest margin			3.90%			4.03%

(1) Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the years ended December 31, 2019 and 2018, the provision for loan losses totaled $1.6 million and $725,000, respectively. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Trust income	$5,073	$4,703
Gain on sale of loans	427	183
Advisory income	9,869	8,900
Brokerage income	9,592	8,710
Service fees and other income	4,507	2,468
Rental income	336	304
Total	$29,804	$25,268

Total non-interest income for the year ended December 31, 2019 increased $4.5 million, or 18.0%, as compared to the year ended December 31, 2018. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the year ended December 31, 2019 increased $370,000, or 7.9%, compared to the year ended December 31, 2018. The fee income increased between the two years due to an increase in the average market value of the trust assets over the year ended December 31, 2019, and fees for our participant directed platform, which was implemented in the first quarter of 2019.

Gain on sale of loans. Gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. Gain on sale of loans increased $244 thousand, or 133.3%, between the year ended December 31, 2019 and 2018. A strategic decision on the part of management was made during 2017 to retain more of the guaranteed portion of SBA 7(a) and USDA loans originated to increase interest income over time. This decision meant that the guaranteed portion of fewer SBA and USDA loans were sold after such date, and accordingly, our gain on sale income declined to $183 thousand for the year ended December 31, 2018. During the fourth quarter 2019, sales of the guaranteed portion of SBA loans were resumed, resulting in $427 thousand of gain on sale of loans for the year ended December 31, 2019.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the year ended December 31, 2019, advisory income increased $969,000, or 10.9%, compared to the year ended December 31, 2018. This increase was due to an increase in market value of the assets on which Tectonic Advisors earns advisory fees during the year ended December 31, 2019, combined with an increase in advisory income at Sanders Morris, both from an increase in their assets under management, and from increased performance based fees.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues in this context include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, cash held in brokerage accounts which funds margin lending, and on private placement and syndication activity during the period. Brokerage income for the year ended December 31, 2019 increased $882,000, or 10.1%, compared to the year ended December 31, 2018. These increases are primarily due to increased private placement activity and increases in interest earned on margin lending, offset by the planned termination of an agreement with a former affiliate to assist with transition of its business and decreases in certain segments of traditional brokerage activity.

The chart below reflects our advisory and brokerage assets as of December 31, 2019 and 2018.

(In thousands)	December 31, 2019	December 31, 2018
Advisory assets
Tectonic Advisors	$2,057,570	$1,736,637
Sanders Morris	560,820	272,974
Total advisory assets	2,618,390	2,009,611

Brokerage assets – Sanders Morris	1,426,828	1,303,240

Total advisory and brokerage assets	$4,045,218	$3,312,851

Service fees and other income. Service fees includes fees for deposit-related services, and beginning in January 2019, third party administrative fees related to the acquisition of Nolan. For the year ended December 31, 2019, service fees and other income increased $2.0 million, or 82.6%, compared to the year ended December 31, 2018, which was primarily due to the administrative fees recorded for services provided by Nolan of $4.3 million, offset by bargain purchase gain of $1.7 million that occurred during the first quarter 2018. Net loan servicing fees decreased $148,000, income from securities not readily marketable decreased $150,000, and the remaining $302,000 decrease is attributable to decreases in other income.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the year ended December 31, 2019 increased $33,000, or 10.9%, compared to the year ended December 31, 2018.

Non-Interest Expense

The components of non-interest expense were as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Salaries and employee benefits	$18,488	$14,473
Occupancy and equipment	2,684	1,927
Trust expenses	2,004	1,979
Brokerage and advisory direct costs	1,765	1,559
Professional fees	1,701	1,062
Data processing	981	994
Other expense	2,896	2,512
Total	$30,519	$24,506

Total non-interest expense for the year ended December 31, 2019 increased $6.0 million, or 24.5%, compared to the year ended December 31, 2018. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $4.0 million, or 27.7%, from $14.5 million for the year ended December 31, 2018 to $18.5 million for the year ended December 31, 2019. The acquisition of Nolan accounted for $3.0 million of this increase. The remaining increase was due to an increase in the number of employees in loan production and operation support areas of the Company, and in the trust area related to the addition of participant directed plan services, combined with increases in commissions and incentive bonuses related to increases in brokerage activity, the majority of which was related to the increase private placement activity, and annual merit increases and rate increases for medical benefits.

Occupancy and equipment expense. Occupancy and equipment expense include building, furniture, fixtures and equipment depreciation and maintenance costs. Occupancy and equipment expense increased $757,000, or 39.3%, from $1.9 million for the year ended December 31, 2018 to $2.7 million for the year ended December 31, 2019. The acquisition of Nolan accounted for $349,000 of the increase. The remaining increase is related to increased rent and utilities expense at Tectonic Advisors and Sanders Morris, and an increase in depreciation expense related to improvements to our Houston office.

Trust expenses. Trust expenses include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased by an immaterial amount for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Brokerage and advisory direct costs. Brokerage and advisory direct costs increased $206,000, or 13.2%, from $1.6 million for the year ended December 31, 2018 to $1.8 million for the year ended December 31, 2019, related to increases in brokerage activity and related clearing firm service fees, execution charges and referral fees.

Professional fees. Professional fees, which include legal, consulting, audit and professional fees, increased $639,000, or 60.2%, from $1.1 million for the year ended December 31, 2018 to $1.7 million for the year ended December 31, 2019. The increases included $312,000 related to the consulting arrangement with the previous owner of Nolan (see Note 18, Nolan Acquisition, to the consolidated financial statements included in this Form 10-K for more information), and other consulting and professional expenses incurred at Nolan of $67,000, and an increase of $193,000 for consulting expense related to the implementation of the participant directed retirement plan platform for trust clients, which was partially offset by a decrease in professional fees of $134,000 in other areas in the business. Legal fees increased $135,000 related to legal and regulatory matters at Sanders Morris, offset by a decrease of $40,000 in legal fees elsewhere in the business. Audit and tax consulting fees increased by $105,000 during the year ended December 31, 2019 as compared to the year ended December 31, 2018 related to reviews of our public filings in 2019.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense decreased by an immaterial amount for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was due to lower trust data processing fees related to the merger of ten common funds with other funds during 2018, partly offset by an increase of $31,000 related to the acquisition of Nolan.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, and regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses increased $384,000, or 15.3%, from $2.5 million for the year ended December 31, 2018 to $2.9 million for the year ended December 31, 2019. The increases included $20,000 to reimburse losses to a Bank customer account due to fraudulent activity by an employee of the customer during the first quarter 2019, a $300,000 settlement fee related to a client matter at Sanders Morris incurred during the third quarter of 2019, directors fees of $22,500, and increases in donations of $34,000 related to the Bank’s CRA programs and an increase of $33,000 in our advertising and marketing expenses at Sanders Morris. The remaining increases relate to increased staffing and activity, which increased our expenses in business travel, internet charges, computer services, supplies, and software licenses. These increases were partly offset by a decrease of $103,000 for FDIC insurance premiums, a decrease of $29,000 for employee recruiting expenses, and decreases in management fees, office expenses, filing fees, and other general operating costs.

Income Taxes

The income tax expense for the years ended December 31, 2019 and 2018 was $1.9 million and $1.0 million, respectively. The effective income tax rate was 19.4% and 9.5% for the years ended December 31, 2019 and 2018, respectively. The effective income tax rate differed from the U.S. statutory rate of 21% primarily due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

Segment Reporting

We have three operating segments: Banking, Other Financial Services and HoldCo. Our primary operating segments are Banking and Other Financial Services.

Our Banking operating segment includes both commercial and consumer banking services. Commercial banking services are provided primarily to small- to medium-sized businesses and their employees, which includes a wide array of lending and cash management products. Consumer banking services include lending and depository services.

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

The following table presents key metrics related to our segments:

	Year Ended December 31, 2019
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$13,829	$28,924	$(898)	$41,855
Net income (loss) before taxes	$4,153	$7,390	$(1,762)	$9,781

	Year Ended December 31, 2018
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$12,269	$22,697	$896	$35,862
Net income before taxes	$4,003	$6,272	$356	$10,631

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the year ended December 31, 2019 increased $150,000, or 3.7%, compared to the year ended December 31, 2018. The increase was primarily the result of a $1.4 million increase in net interest income and a $136,000 increase in non-interest income, partly offset by an $830,000 increase in the provision for loan losses and a $580,000 increase in non-interest expense.

Net interest income for the year ended December 31, 2019 increased $1.4 million, or 12.3%, compared to the year ended December 31, 2018, due primarily to an increase in average volume of loans, partially offset by increase in average volume of interest-bearing deposits and average rates paid on interest-bearing deposits. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the year ended December 31, 2019 increased $830,000, or 114.5%, to $1.6 million, compared to $725,000 for the year ended December 31, 2018. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the year ended December 31, 2019 increased $136,000, or 18.8%, compared to the year ended December 31, 2018, which was primarily due to a $244,000 increase in gain on sale of loans and a $32,000 increase in rental income, partly offset by a $140,000 decrease in service fees, primarily the net loan servicing fees. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2019 increased $580,000, or 7.7%, compared to the year ended December 31, 2018. The increase was primarily related to increases in salaries and employee benefits, occupancy and equipment expense and data processing expense, partly offset be a decrease in other expenses. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the year ended December 31, 2019 increased $1.1 million, or 17.8%, compared to the year ended December 31, 2018. The increase was primarily the result of a $6.2 million increase in non-interest income partly offset by a $5.1 million increase in non-interest expense.

Non-interest income for the year ended December 31, 2019 increased $6.2 million, or 27.4%, compared to the year ended December 31, 2018. The increase was primarily due to increases in brokerage income of $882,000, related to increased trading activity, including private placements, and increases in service fees and other income of $4.0 million, which was primarily related to the Nolan acquisition on January 2, 2019.  In addition, advisory and trust income increased related to increases in the average market value of trust assets and advisory assets under management by $1.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2019 increased $5.1 million, or 31.1%, compared to the year ended December 31, 2018. The increases were primarily related to increases in salaries and employee benefits, as well as increases in occupancy and equipment costs and professional fees, related to the acquisition of the Nolan business and other new business activity, as well as annual merit increases.  Brokerage and advisory direct costs showed increases primarily from increased brokerage activity, which led to increases in clearing fees and execution charges. See the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The HoldCo operating segment had a loss before taxes of $1.8 million during the year ended December 31, 2019, compared to income before taxes of $356,000 for the year ended December 31, 2018. The loss resulted from a decrease in other income as compared to the year ended December 31, 2018, during which we recognized a gain on bargain purchase of $1.7 million related to the acquisition of Summer Wealth Management during the first quarter of 2018. In addition, there were increases in salaries and compensation expense and professional fees for the year ended December 31, 2019 as compared to the prior year, partly offset by decreases in other expense and interest expense related to the payoff of the bank stock loan in May 2019.

Financial Condition

Investment Securities

The primary purpose of the Company’s investment portfolio is to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against borrowings, and to control interest rate risk. In managing the portfolio, the Company seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment. Securities are classified as available for sale when we intend to hold for an indefinite period of time but might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income (loss), net of tax. Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

As of December 31, 2019 and 2018, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $1.2 million and $980,000 as of December 31, 2019 and 2018, respectively, and FHLB stock, having an amortized cost and fair value of $1.2 million and $946,000 as of December 31, 2019 and 2018, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of December 31, 2019		As of December 31, 2018
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,684	$10,731	$9,233	$9,008
Mortgage-backed securities	1,925	1,946	2,536	2,496
Total securities available for sale	$12,609	$12,677	$11,769	$11,504

Securities held to maturity:
Property assessed clean energy	$6,349	$6,349	$7,722	$7,722

Securities, restricted:
Other	$2,417	$2,417	$1,926	$1,926

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of December 31, 2019. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$2,450	2.43%	$7,924	2.44%	$310	3.62%	$10,684	2.47%
Mortgage-backed securities	-	-	241	3.13	943	2.89	741	2.68	1,925	2.84
Total	$-	-%	$2,691	2.49%	$8,867	2.49%	$1,051	2.95%	$12,609	2.53%
Securities held to maturity:
Property assessed clean energy	$-	-%	$673	6.34%	$2,819	5.71%	$2,857	7.32%	$6,349	6.50%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,417	-%
Securities not readily marketable
	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $56.2 million, or 23.9%, to $291.1 million at December 31, 2019, compared to $234.9 million at December 31, 2018. SBA loans comprise the largest group of loans in our portfolio totaling $139.7 million, or 48.0% of the total loans at December 31, 2019, compared to $91.6 million, or 39.0% at December 31, 2018. Commercial and industrial loans totaled $85.5 million, or 29.4% of the total loans at December 31, 2019, compared to $88.9 million, or 37.8%, at December 31, 2018. Commercial and construction real estate loans totaled $54.8 million, or 18.8%, of the total loans at December 31, 2019, compared to $39.9 million, or 17.0%, at December 31, 2018.

 The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	2019	2018	2017	2016	2015
Loans held for investment at December 31,
Commercial and industrial	$85,476	$88,915	$86,552	$81,945	$71,562
Consumer installment	3,409	3,636	4,483	3,749	2,049
Real estate – residential	5,232	7,488	6,826	6,531	6,851
Real estate – commercial	46,981	35,221	19,203	20,042	16,736
Real estate – construction and land	7,865	4,653	8,477	6,335	10,322
SBA 7(a) guaranteed	69,963	33,884	11,826	-	-
SBA 7(a) unguaranteed	47,132	44,326	41,373	29,859	22,596
SBA 504	22,591	13,400	17,109	9,825	6,349
USDA	2,430	3,367	3,415	3,589	2,787
Other	-	17	2	6	1,542
Total Loans	$291,079	$234,907	$199,266	$161,881	$140,794

The Company records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $9.9 million and $16.3 million at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company elected to reclassify $36.5 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on an annual basis and makes changes as appropriate. Management receives and reviews monthly reports related to loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographic location.

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

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2019, our loan portfolio included $69.2 million of loans, approximately 23.8% of our total funded loans, to the dental industry, compared to $76.2 million, or 32.4% of total funded loans, as of December 31, 2018. We believe that these loans are to credit worthy borrowers and are diversified geographically.

As of December 31, 2019, 48.2% of the loan portfolio, or $140.2 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding as of December 31, 2019 and 2018, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$15,117	$7,060	$8,880	$54,419	$-	$85,476
Consumer installment	3,070	339	-	-	-	3,409
Real estate – residential	1,258	3,974	-	-	-	5,232
Real estate – commercial	4,602	12,974	21,287	1,998	6,120	46,981
Real estate – construction and land	4,121	99	3,645	-	-	7,865
SBA 7(a) guaranteed	59,065	115	10,004	779	-	69,963
SBA 7(a) unguaranteed	42,094	38	4,498	502	-	47,132
SBA 504	8,456	-	11,747	-	2,388	22,591
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$140,213	$24,599	$60,061	$57,698	$8,508	$291,079

	As of December 31, 2018
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$9,471	$7,541	$16,400	$55,503	$-	$88,915
Consumer installment	728	2,288	-	620	-	3,636
Real estate – residential	1,641	5,041	746	60	-	7,488
Real estate – commercial	3,184	4,422	19,074	3,146	5,395	35,221
Real estate – construction and land	3,912	741	-	-	-	4,653
SBA 7(a) guaranteed	29,082	141	4,091	570	-	33,884
SBA 7(a) unguaranteed	39,947	47	2,306	776	1,250	44,326
SBA 504	4,226	-	8,074	-	1,100	13,400
USDA	2,432	-	935	-	-	3,367
Other	17	-	-	-	-	17
Total	$94,640	$20,221	$51,626	$60,675	$7,745	$234,907

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

Non-performing Assets

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, and foreclosed assets. Non-performing assets totaled $6.0 million as of December 31, 2019, compared to $2.5 million as of December 31, 2018. As of December 31, 2019, non-performing assets consisted of SBA non-accrual loans totaling $6.0 million, of which $4.9 million was guaranteed by the SBA, and one commercial and industrial loan of $60,000. As of December 31, 2018, non-performing assets consisted solely of SBA non-accrual loans totaling $2.5 million, of which $2.3 million was guaranteed by the SBA.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. Accrued interest is charged off and no further interest is accrued. Subsequent payments received on non-accrual loans are recorded as reductions of principal. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. There were no loans past due 90 days or more and still accruing interest as of December 31, 2019 and 2018.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no foreclosed assets as of December 31, 2019 and 2018.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	At December 31,
(In thousands, except percentages)	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial and industrial	$60	$-	$-	$39	$443
SBA guaranteed	4,892	2,252	2,186	-	477
SBA unguaranteed	1,039	293	124	-	-
Total non-accrual loans	5,991	2,545	2,310	39	920
Loans past due 90 days and accruing	-	-	-	-	-
Foreclosed assets	-	-	-	-	-
Total non-performing assets	$5,991	$2,545	$2,310	$39	$920
As a % of total loans and foreclosed assets	2.06%	1.08%	1.16%	0.02%	0.66%
As a % of total assets	1.64	0.82	0.84	0.02	0.52

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2019 and 2018, we had no loans considered to be a troubled debt restructuring.

Allowance for Loan and Lease Losses

ALLL is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance, which includes allowance allocations calculated in accordance with FASB ASC Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in our loan portfolio.

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on acquired non-credit impaired loans. As of December 31, 2019 and 2018, we had no acquired loans requiring a credit loss allowance.

The entire loan portfolio acquired in the acquisition of T Bancshares on May 15, 2017 was initially recorded at fair value with no carryover of the related allowance for credit losses. The allowance for loan losses represents the calculated reserve for new loans originated since the acquisition, as well as reserves assessed since the acquisition on acquired loans. The allowance for loan losses totaled $1.4 million and $874,000, at December 31, 2019 and 2018, respectively, based upon measured loan portfolio balances of $195.5 million and $121.2 million, respectively. During the year ended December 31, 2019, the Company had charge-offs of $1.1 million and recoveries of $51,000. For the year ended December 31, 2018, the Company had charge-offs of $267,000, and recoveries of $30,000. The total reserve percentage for loans originated post-Tectonic Merger was 0.72% at December 31, 2019 and 2018. Loans acquired in the acquisition in May 2017 were discounted to fair value. The discount balance is compared to a calculated allowance for those loans, and as long as the discount is higher, no allowance for loan loss is recognized. There was no allowance for loan loss recognized as of December 31, 2019 and 2018 for the loans acquired.

Based on an analysis performed by management at December 31, 2019, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

(In thousands, except percentages)	2019	2018	2017	2016	2015
Balance at January 1,	$874	$386	$1,695	$1,564	$1,695
Charge-offs:
Commercial and industrial	214	1	9	391	-
Consumer installment	-	-	-	97	-
SBA 7(a)	858	266	360	-	159
Total charge-offs	1,072	267	369	488	159
Recoveries:
Commercial and industrial	30	-	8	19	22
Consumer installment	-	-	-	-	-
Real estate – construction and land	-	-	-	10	6
SBA 7(a)	21	30	1	1	-
Total recoveries	51	30	9	30	28
Net charge-offs	1,020	237	360	458	131
Provision for loan losses	1,555	725	736	589	-
Reduction related to acquisition of predecessor	-	-	(1,685)	-	-
Balance at December 31,	$1,408	$874	$386	$1,695	$1,564
Loans at year-end	$291,079	$234,907	$199,266	$161,881	$140,794
Average loans	275,025	231,385	193,482	163,580	143,005
Net charge-offs/average loans	0.37%	0.10%	0.19%	0.28%	0.09%
Allowance for loan losses/year-end loans	0.48	0.37	0.19	1.05	1.11
Total provision for loan losses/average loans	0.57	0.31	0.38	0.36	0.00

The following tables set forth the allocation of the allowance as of the date indicated and the percentage of loans in each category to total gross loans as of the date indicated:

	At December 31,
	2019	2018	2017	2016	2015
(In thousands)	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount
Commercial and industrial	$501	$419	$237	$985	$878
Consumer installment	27	27	13	17	26
Real estate – residential	22	27	16	79	86
Real estate – commercial	347	210	25	241	210
Real estate – construction and land	76	34	27	77	130
SBA	435	157	68	296	214
USDA	-	-	-	-	-
Other	-	-	-	-	20
Total allowance for loan losses	$1,408	$874	$386	$1,695	$1,564

	2019	2018	2017	2016	2015
	%(1)	%(1)	%(1)	%(1)	%(1)
Commercial and industrial	29.4%	37.9%	43.4%	50.6%	50.8%
Consumer installment	1.2	1.5	2.3	2.3	1.5
Real estate – residential	1.8	3.2	3.4	4.0	4.9
Real estate – commercial	16.1	15.0	9.6	12.4	11.9
Real estate – construction and land	2.7	2.0	4.3	3.9	7.3
SBA	48.0	39.0	35.3	24.6	20.5
USDA	0.8	1.4	1.7	2.2	2.0
Other	-	-	-	-	1.1
Total allowance for loan losses	100%	100%	100%	100%	100%

(1) Percentage of loans in each category to total loans

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

Total deposits increased $33.2 million, or 13.3%, to $283.6 million as of December 31, 2019, from $250.4 million as of December 31, 2018. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$35,786	13.7%	-%	$30,421	13.7%	-%
NOW accounts	3,533	1.4	0.24	3,606	1.6	0.28
Money market accounts	54,609	20.8	1.54	51,593	23.1	1.15
Savings accounts	4,207	1.6	0.50	4,981	2.2	0.50
Time deposits $100,000 and over	158,154	60.3	2.54	128,283	57.5	1.90
Time deposits under $100,000	5,853	2.2	2.28	4,292	1.9	1.56
Total deposits	$262,142	100.0%	2.22%	$223,176	100.0%	1.62%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Three months or less	$30,305	$31,602
Over three months through six months	37,203	34,282
Over six months through twelve months	70,665	50,127
Over twelve months	39,831	28,165
Total	$178,004	$144,176

Borrowings

The Company’s FHLB borrowed funds totaled $12.0 million and $5.0 million as of December 31, 2019 and 2018, respectively. The Company has a credit line with the FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings. The collateral pledged as of December 31, 2019 totaled $23.1 million. The Company determines its borrowing needs and renews the advances accordingly at varying terms. As of December 31, 2019, the Company had an overnight advance of $2.0 million with an interest rate of 1.45%. In addition, the Company had a six-month fixed term advance of $10.0 million with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the advance was rolled into the overnight advance. At December 31, 2018, the Company had no overnight advances, and had a three month term advance of $5.0 million, with a fixed interest rate of 2.53% and maturity date of March 13, 2019. At maturity, the advance was paid off.

The Company also has a credit line with the Reserve Bank with borrowing capacity of $35.0 million, which is secured by commercial loans. There were no outstanding borrowings as of December 31, 2019 and December 31, 2018.

As of December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. The loan was paid in full on May 31, 2019 using the proceeds from our initial public offering.

As of December 31, 2019 and 2018, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125%, payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125%, payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $13.0 million to $50.5 million as of December 31, 2019, from $37.5 million as of December 31, 2018, after adjusting for the Tectonic Merger. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with Topic 805. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements have been retrospectively adjusted to reflect the Tectonic Merger for all periods subsequent to the date at which the entities were under common control, May 15, 2017.

As of December 31, 2018, the Tectonic Merger had the effect of increasing retained earnings and additional paid in capital by a total of $811,000, while increasing Series A preferred stock by approximately $8.0 million, attributable to preferred stock outstanding at Tectonic Holdings at the time of the Tectonic Merger. The majority of the increase in shareholders’ equity of $13.0 million is attributable to the issuance of 1,725,000 shares of Series B preferred stock in our initial public offering, which raised $15.5 million, net of issuance costs, including underwriting discounts and offering expenses, partly offset by the $8.0 million repurchase of the Series A preferred stock. The balance is related to 2019 dividends paid on the Series A preferred stock of $640,000 and on Series B preferred stock of $781,000, regular distributions made by Tectonic Holdings to its limited liability company members prior to the date of the Tectonic Merger of $1.3 million, a $263,000 net after-tax increase in the market value of the securities available for sale, a $109,000 increase in additional paid-in capital related to stock compensation expense, and net income of $7.9 million for the year ended December 31, 2019.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2019, the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$38,301	11.20%	$27,193	9.40%
Common Equity Tier 1 (to Risk Weighted Assets)	21,051	8.20	19,159	8.47
Tier 1 Capital (to Risk Weighted Assets)	38,301	14.92	27,193	12.02
Total Capital (to Risk Weighted Assets)	39,709	15.47	28,067	12.41

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$38,541	11.09%	$29,242	10.32%
Common Equity Tier 1 (to Risk Weighted Assets)	38,541	15.16	29,242	13.06
Tier 1 Capital (to Risk Weighted Assets)	38,541	15.16	29,242	13.06
Total Capital (to Risk Weighted Assets)	39,949	15.71	30,116	13.45

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris is subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management. Sanders Morris is also regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of December 31, 2019, Sanders Morris is in compliance with FINRA’s net regulatory capital requirements.

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

The Company had cash and cash equivalents of $20.2 million, or 5.5% of total assets, as of December 31, 2019. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of December 31, 2019, the Company’s borrowing capacity with the FHLB was $23.1 million, or 6.3% of assets, of which $12.0 million was utilized. The borrowing capacity with the FRB was $35.0 million, or 9.6% of assets, of which none was utilized or outstanding as of December 31, 2019. The Company’s trust operations serve in a fiduciary capacity for approximately $1.4 billion in total market value of assets as of December 31, 2019. Some of these custody assets are invested in cash. This cash is maintained either in a third-party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund. As of December 31, 2019, approximately $29.1 million of cash could be held at the Bank in deposit accounts fully insured by the FDIC. As of December 31, 2019, deposits of $12.7 million were held at the Bank, leaving $16.4 million which is available to the Bank. As of December 31, 2019, Sanders Morris and Tectonic Advisors held approximately $5.0 million in their accounts at the Bank, which is eliminated on the financial statements and in the cash and cash equivalents as stated above.

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

The following table presents future contractual obligations to make future payments, excluding interest, for the periods indicated:

	As of December 31, 2019
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
FHLB	$12,000	$-	$-	$-	$12,000
Subordinated notes	-	-	-	12,000	12,000
Time deposits	141,778	36,361	6,213	-	184,352
Minimum lease payments	776	603	83	-	1,462
Total	$154,554	$36,964	$6,296	$12,000	$209,814

The following table presents contractual financial commitments for the periods indicated, however some of these commitments may expire unused or only partially used, so the total amounts do not necessarily reflect future cash requirements.

	As of December 31, 2019
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$13,068	$247	$1,265	$17,009	$31,589
Standby letters of credit	172	-	-	-	172

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

The following tables summarize the sensitivity in net interest income and fair value of equity as of the dates indicated, using a parallel ramp scenario.

	As of December 31, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	17.43%	5.31%	13.90%	8.90%
200	11.55%	3.09%	9.29%	5.43%
100	5.67%	1.40%	4.69%	2.46%
Base	—%	—%	—%	—%
−100	(3.93)%	(1.25)%	(4.40%)	(1.91%)
−200	(7.71)%	(1.63)%	(9.45%)	(4.12%)
−300	(14.06)%	(1.53)%	(15.19%)	(5.86%)

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

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tectonic Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Financial, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2018.

Dallas, Texas

March 30, 2020

 TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
(In thousands, except share amounts)
ASSETS
Cash and due from banks	$5,669	$4,372
Interest-bearing deposits	13,828	13,867
Federal funds sold	706	219
Total cash and cash equivalents	20,203	18,458
Securities available for sale	12,677	11,504
Securities held to maturity	6,349	7,722
Securities, restricted at cost	2,417	1,926
Securities, not readily marketable	100	100
Loans held for sale	9,894	16,345
Loans, net of allowance for loan losses of $1,408 and $874, respectively	289,671	234,033
Bank premises and equipment, net	5,200	5,607
Core deposit intangible, net	1,180	1,381
Goodwill	10,729	8,379
Other assets	6,637	6,207
Total assets	$365,057	$311,662

LIABILITIES
Demand deposits:
Non-interest-bearing	$33,890	$41,142
Interest-bearing	65,359	59,618
Time deposits	184,352	149,613
Total deposits	283,601	250,373
Borrowed funds	12,000	6,915
Subordinated notes, net of unamortized issuance costs	12,000	12,000
Deferred tax liabilities	194	534
Other liabilities	6,787	4,367
Total liabilities	314,582	274,189

SHAREHOLDERS’ EQUITY

Preferred stock 10.0% Series A non-cumulative, perpetual ($0.01 par value; 80,338 shares authorized, no shares issued and outstanding at December 31, 2019, 80,338 shares issued and outstanding at December 31, 2018)	-	1
Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at December 31, 2019, no shares issued and outstanding at December 31, 2018)	17	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at December 31, 2019 and 2018)	66	66
Additional paid-in capital	39,050	31,485
Retained earnings	11,288	6,130
Accumulated other comprehensive income (loss)	54	(209)
Total shareholders’ equity	50,475	37,473
Total liabilities and shareholders’ equity	$365,057	$311,662

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands, except per share data and share amounts)	2019	2018
Interest Income
Loan, including fees	$17,205	$13,947
Securities	778	815
Federal funds sold	11	9
Interest-bearing deposits	259	183
Total interest income	18,253	14,954
Interest Expense
Deposits	5,022	3,126
Borrowed funds	1,180	1,234
Total interest expense	6,202	4,360
Net interest income	12,051	10,594
Provision for loan losses	1,555	725
Net interest income after provision for loan losses	10,496	9,869
Non-interest Income
Trust income	5,073	4,703
Gain on sale of loans	427	183
Advisory income	9,869	8,900
Brokerage income	9,592	8,710
Service fees and other income	4,507	2,468
Rental income	336	304
Total non-interest income	29,804	25,268
Non-interest Expense
Salaries and employee benefits	18,488	14,473
Occupancy and equipment	2,684	1,927
Trust expenses	2,004	1,979
Brokerage and advisory direct costs	1,765	1,559
Professional fees	1,701	1,062
Data processing	981	994
Other	2,896	2,512
Total non-interest expense	30,519	24,506
Income before Income Taxes	9,781	10,631
Income tax expense	1,902	1,011
Net Income	7,879	9,620
Preferred stock dividends	1,421	802
Net income available to common stockholders	$6,458	$8,818

Earnings per common share:
Basic	$0.98	$1.34
Diluted	0.98	1.34

Weighted average common shares outstanding	6,568,750	6,564,771
Weighted average diluted shares outstanding	6,568,750	6,564,771

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2019	2018
Net Income	$7,879	$9,620
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available for sale	333	(192)
Tax effect	70	(41)
Other comprehensive income (loss)	263	(151)
Comprehensive Income	$8,142	$9,469

 See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31,

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$1	$-	$65	$31,135	$(338)	$(58)	$30,805
Issuance of 51,250 shares of common stock	-	-	1	249	-	-	250
Contributions prior to Tectonic Merger	-	-	-	-	330	-	250
Distributions prior to Tectonic Merger					(2,680)		(2,600)
Dividends paid on Series A preferred stock	-	-	-	-	(802)	-	(802)
Net income	-	-	-	-	9,620	-	9,620
Other comprehensive loss	-	-	-	-	-	(151)	(151)
Stock based compensation	-	-	-	101	-	-	101
Balance at December 31, 2018	$1	$-	$66	$31,485	$6,130	$(209)	$37,473

Balance at January 1, 2019	$1	$-	$66	$31,485	$6,130	$(209)	$37,473
Repurchase of Series A preferred stock	(1)	-	-	(8,033)	-	-	(8,034)
Issuance of 9.00% fixed-to-floating rate Series B non-cumulative perpetual preferred stock	-	17	-	15,489	-	-	15,506
Distributions prior to Tectonic Merger	-	-	-	-	(1,300)	-	(1,300)
Dividends paid on Series A preferred stock	-	-	-	-	(640)	-	(640)
Dividends paid on Series B preferred stock	-	-	-	-	(781)	-	(781)
Net income	-	-	-	-	7,879	-	7,879
Other comprehensive income	-	-	-	-	-	263	263
Stock based compensation	-	-	-	109	-	-	109
Balance at December 31, 2019	$-	$17	$66	$39,050	$11,288	$54	$50,475

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$7,879	$9,620
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,555	725
Depreciation and amortization	723	591
Accretion of discount on loans	(20)	(11)
Core deposit intangible amortization	201	201
Securities premium amortization, net	113	151
Origination of loans held for sale	(36,830)	(27,929)
Proceeds from payments and sales of loans held for sale	7,090	4,282
Gain on sale of loans	(427)	(183)
Stock based compensation	109	101
Deferred income taxes	(298)	(82)
Servicing asset amortization	642	690
Net change in:
Other assets	(19)	(509)
Other liabilities	1,101	135
Net cash used in operating activities	(18,181)	(12,218)
Cash Flows from Investing Activities
Acquisition of business	(2,500)	-
Purchase of securities available for sale	(307,960)	(301,978)
Principal payments, calls and maturities of securities available for sale	307,100	300,746
Principal payments of securities held to maturity	1,280	1,675
Purchase of securities, restricted	(10,877)	(11,780)
Proceeds from sale of securities, restricted	10,386	11,617
Proceeds from sales of real estate owned	275	-
Net change in loans	(20,923)	(12,318)
Purchases of premises and equipment	(181)	(163)
Net cash used in investing activities	(23,400)	(12,201)
Cash Flows from Financing Activities
Net change in demand deposits	(1,511)	5,740
Net change in time deposits	34,739	31,478
Proceeds from borrowed funds	453,559	592,684
Repayment of borrowed funds	(448,474)	(602,769)
Contributions from Tectonic Holdings members prior to Tectonic Merger	-	250
Distributions to Tectonic Holdings members prior to Tectonic Merger	(1,300)	(2,600)
Proceeds from issuance of common stock	-	250
Proceeds from issuance of preferred shares	15,506	-
Dividends paid on Series A preferred shares	(640)	(802)
Dividends paid on Series B preferred shares	(781)	-
Purchase of Series A preferred stock	(7,772)	-
Net cash provided by financing activities	43,326	24,231
Net change in cash and cash equivalents	1,745	(188)
Cash and cash equivalents at beginning of period	18,458	18,646
Cash and cash equivalents at end of period	$20,203	$18,458

Non Cash Transactions
Transfers from loans to other real estate owned	$275	$-
Prepaid amounts applied toward purchase of Series A preferred stock	$(262)	$-
Transfers from loans held for sale to loans held for investment	$36,525	$23,548
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,178	$4,181
Income taxes	$2,057	$200

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

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

In January 2019, the Bank acquired The Nolan Company (“Nolan”), a third-party administrator (“TPA”), based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for over 900 retirement plans, 649 of which are also clients of the Bank, which is over 57% of the retirement plans we service in our trust department. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. See Note 20.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TBI, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Transactions Between Entities Under Common Control. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements, including our earnings per share calculations, have been retrospectively adjusted to reflect the effect of the Tectonic Merger. This includes the acquisition of Sanders Morris, HWG and Tectonic Advisors described below under Note 2, Tectonic Merger and Initial Public Offering of Series B Preferred Stock, for all periods subsequent to May 15, 2017, the date at which the entities were under common control. Therefore, the balance sheet as of December 31, 2018 represents the combination of the audited balance sheets of TFI and Tectonic Holdings, and the income statement, statement of comprehensive income, statement of shareholders’ equity, and statement of cash flows for the year ended December 31, 2019 and 2018 represent the combined activity of TFI and Tectonic Holdings. All intercompany transactions and balances are eliminated in consolidation. In addition, the computation of all share and per share amounts in this Form 10-K have been adjusted retroactively to reflect the reverse stock split, which the Company completed immediately after the completion of the Tectonic Merger.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period, as well as the disclosures provided. Changes in assumptions or in market conditions could significantly affect the estimates. The determination of the allowance for loan losses, the fair value of stock options, the fair values of financial instruments and other real estate owned, and the status of contingencies are particularly susceptible to significant change in recorded amounts.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to significant credit risk on cash and cash equivalents.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions.

Trust Assets

Property held for customers in a fiduciary capacity, other than trust cash on deposit at the Bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Company.

Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase.

Securities with limited marketability, such as stock in the FRB and the FHLB are carried at cost. The Company has investments in stock of the FRB and the FHLB as is required for participation in the services offered. These investments are classified as restricted and are recorded at cost. Securities, not readily marketable are carried at cost.

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. Prior to the adoption of a new accounting standard in 2019, premiums on callable securities were amortized to their respective maturity dates unless such securities were included in pools for the purposes of assessing prepayment expectations. Gains and losses are recorded on the trade date and determined using the specific identification method. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary-impairment (“OTTI”) are reflected in earnings as realized losses to the extent the impairment related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost. At December 31, 2019 and 2018, no securities were determined to be other-than-temporarily impaired.

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2019 and 2018.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, unearned discount, deferred loan fees, and allowance for loan losses. Interest income is accrued on the unpaid principal balance. Discount on acquired loans and net loan origination fees are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on commercial business and commercial real estate loans is discontinued when the loan becomes 90 days delinquent unless the credit is well secured and in process of collection. Unsecured consumer loans are generally charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower’s history, overall financial condition, resources, guarantor support, and the realizable value of any collateral. However, any consumer loan past due 180 days is charged off. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual are reversed against interest income. Interest received on such loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors.

The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This amount of allowance is often based on variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loan impairment on loans is generally based upon the present value of the expected future cash flows discounted at the loan’s initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of collateral less estimated selling costs.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Land improvements are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line method over the lease term or estimated life, whichever is shorter. Repair and maintenance costs are expensed as incurred.

We lease certain office facilities and office equipment under operating leases. We also own certain office facilities which we lease to outside parties under operating lessor leases. In 2019, we adopted certain accounting standard updates related to accounting for leases as further discussed below. Under the new standards, for operating leases other than those considered to be short-term, we recognize lease right-of-use assets and related lease liabilities. Such amounts are reported as components of other assets and other liabilities, respectively, on our accompanying consolidated balance sheet. We do not recognize short-term operating leases on our balance sheet. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised.

In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. Lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar term. We also consider renewal and termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Generally, we cannot be reasonably certain about whether or not we will renew a lease until such time the lease is within the last two years of the existing lease term. However, renewal options related to our regional headquarters facilities or operations centers are evaluated on a case-by-case basis, typically in advance of such time frame. When we are reasonably certain that a renewal option will be exercised, we measure/remeasure the right-of-use asset and related lease liability using the lease payments specified for the renewal period or, if such amounts are unspecified, we generally assume an increase (evaluated on a case-by-case basis in light of prevailing market conditions) in the lease payment over the final period of the existing lease term.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had no foreclosed assets at December 31, 2019 and 2018.

Servicing Rights

The guaranteed portion of certain SBA and USDA loans can be sold into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing rights for impairment quarterly. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominant risk characteristics. The initial servicing rights and resulting gain on sale are calculated based on the difference between the actual par and bids on an individual loan basis.

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 58 to 100 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2019 and 2018, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2019 and 2018 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

Stock Based Compensation

The Company has a share-based employee compensation plan, which is described more fully in Note 11. The Company accounts for it stock-based compensation in accordance with applicable accounting guidance for share-based payments. This guidance requires all share-based payments to be recognized on the consolidated statements of income based on their fair values. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $36,000 and $3,000 for the years ended December 31, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainties in income taxes in accordance with current accounting guidance which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. No uncertain tax positions have been recognized.

The Company files a consolidated income tax return with our subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income for the years ended December 31, 2019 and 2018 is reported in the accompanying consolidated statements of comprehensive income.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Transfer of financial assets are comprised of the guaranteed portion of SBA and USDA loans which have been sold.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Revenue Recognition

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

Accounting Changes, Reclassifications and Restatements

Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, as of January 1, 2019, we adopted accounting standards updates under FASB ASC Topic 842, Leases, primarily ASU 2016-02, Leases (Topic 842), and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. The Company leases certain office facilities and office equipment under operating leases. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases and (iii) initial direct costs for any existing leases. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately where such amounts are not included under our lease contracts. We adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $2.2 million at the inception of the respective leases. The amounts recorded as right-of-use lease assets and lease liabilities were $1.6 million and $1.7 million, respectively, as of January 1, 2019. As of December 31, 2019, right-of-use lease assets and related lease liabilities totaled $1.2 million and $1.4 million, and are included in other assets and other liabilities on our balance sheets, respectively. See Note 5, Leases, to these consolidated financial statements for more information.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. The computation of all share and per share amounts in this Form 10-K have been adjusted retroactively to reflect the reverse stock split. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Years ended December 31,
(In thousands, except per share data)	2019	2018
Net income available to common shareholders	$6,458	$8,818
Average shares outstanding	6,569	6,565
Effect of common stock-based compensation	-	-

Average diluted shares outstanding	6,569	6,565

Basic earnings per share	$0.98	$1.34
Diluted earnings per share	$0.98	$1. 34

As of December 31, 2019, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $5.37, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive.

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

The balances shown below represent the assets and liabilities of Tectonic Holdings as of the date of the Tectonic Merger, May 13, 2019, that are reflected in the consolidated financial statements of the Company:

(In thousands)	May 13, 2019
Assets
Cash and cash equivalents	$5,601
Securities, not readily marketable, at cost	100
Premises and equipment, net	761
Other assets	5,369
Total assets	$11,831

Liabilities
Other liabilities	$2,942
Total liabilities	2,942

Shareholders’ Equity
Preferred stock, 10.0% Series A non-cumulative, perpetual ($0.01 par value; 80,338 shares authorized, 80,338 shares issued and outstanding at May 13, 2019)	1
Additional paid-in capital	8,033
Retained earnings	855
Total shareholders’ equity	8,889
Total liabilities and shareholders’ equity	$11,831

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

Note 3. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,684	$83	$36	$10,731
Mortgage-backed securities	1,925	21	-	1,946
Total securities available for sale	$12,609	$104	$36	$12,677

Securities held to maturity:
Property assessed clean energy	$6,349	$-	$-	$6,349
Securities, restricted:
Other	$2,417	$-	$-	$2,417

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,233	$1	$226	$9,008
Mortgage-backed securities	2,536	4	44	2,496
Total securities available for sale	$11,769	$5	$270	$11,504

Securities held to maturity:
Property assessed clean energy	$7,722	$-	$-	$7,722

Securities, restricted:
Other	$1,926	$-	$-	$1,926

Securities not readily marketable	$100	$-	$-	$100

Securities available for sale consist of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consists of Property Assessed Clean Energy investments. These investment contracts or bonds located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Securities, restricted consist of Federal FRB and FHLB stock which are carried at cost.

As of December 31, 2019 and December 31, 2018 securities available for sale with a fair value of $902,000 and $1.7 million, respectively, were pledged against trust deposit balances held at the Bank.  As of December 31, 2018, securities available for sale with a fair value of $9.8 million, were pledged to secure borrowings at the FHLB. There were no securities pledged to secure borrowings at the FHLB as of December 31, 2019.

As of December 31, 2019 and 2018, the Bank held FRB stock in the amount of $1.2 million and $980,000, respectively and FHLB stock in the amounts of $1.2 million and $946,000, respectively, all of which was classified as restricted securities.

As of December 31, 2019 and 2018, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost less impairment method in the amount of $100,000. No allowance for impairment was recorded as of December 31, 2019 or 2018.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2019:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$6,685	$30	$593	$6	$7,278	$36

The number of investment positions in this unrealized loss position totaled six as of December 31, 2019. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of December 31, 2019, no impairment loss has been realized in the Company’s consolidated statements of income.

In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The unrealized losses noted are primarily interest rate related due to the level of interest rates as of December 31, 2019, compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by the Government National Mortgage Association and the Federal National Mortgage Association, or are collateralized by securities backed by these agencies. Management believes the fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities at December 31, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$2,450	$2,467	$673	$673
Due after five years through ten years	7,924	7,955	2,819	2,819
Due after ten years	310	309	2,857	2,857
Mortgage-backed securities	1,925	1,946	-	-
Total	$12,609	$12,677	$6,349	$6,349

Note 4. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2019	December 31, 2018
Commercial and industrial	$85,476	$88,915
Consumer installment	3,409	3,636
Real estate – residential	5,232	7,488
Real estate – commercial	46,981	35,221
Real estate – construction and land	7,865	4,653
SBA:
SBA 7(a) guaranteed	69,963	33,884
SBA 7(a) unguaranteed	47,132	44,326
SBA 504	22,591	13,400
USDA	2,430	3,367
Other	-	17
Gross Loans	291,079	234,907
Less:
Allowance for loan losses	1,408	874
Net loans	$289,671	$234,033

As of December 31, 2019, our loan portfolio included $69.2 million of loans, approximately 23.8% of our total funded loans, to the dental industry, as compared to $76.2 million of loans, or 32.4% of total funded loans, at December 31, 2018. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $9.9 million and $16.3 million of SBA loans held for sale as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company sold $6.2 million of SBA loans, resulting in a gain on sale of loans of $427,000. In connection with the sales, the Company recorded a servicing asset of $93,000. The Company elected to reclassify $36.5 million of the SBA 7(a) loans held for sale to loans held for investment during the year ended December 31, 2019.

During the year ended December 31, 2018, the Company sold one SBA loan totaling $3.7 million, resulting in a gain on sale of loans of $183,000. In connection with the sales, the Company recorded a servicing asset of $81,000. The Company elected to reclassify $23.5 million of the SBA 7(a) loans held for sale to loans held for investment during the year ended December 31, 2018.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	December 31, 2019	December 31, 2018
Non-accrual loans:
Commercial and industrial	$60	$-
SBA guaranteed	4,892	2,252
SBA unguaranteed	1,039	293
Total	$5,991	$2,545

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

As of December 31, 2019 and 2018, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the years ended December 31, 2019 and 2018.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2019						Year Ended
Commercial and industrial	$70	$60	$-	$60	$-	$62	$-
SBA	6,523	5,931	-	5,931	-	4,091	287
Total	$6,593	$5,991	$-	$5,991	$-	$4,153	$287

December 31, 2018						Year Ended
SBA	$3,003	$2,545	$-	$2,545	$-	$2,371	$-
Total	$3,003	$2,545	$-	$2,545	$-	$2,371	$-

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
December 31, 2019
Commercial and industrial	$571	$-	$571	$84,905	$85,476	$-
Consumer installment	-	-	-	3,409	3,409	-
Real estate – residential	-	-	-	5,232	5,232	-
Real estate – commercial	521	-	521	46,460	46,981	-
Real estate – construction and land	-	-	-	7,865	7,865	-
SBA	-	5,931	5,931	133,755	139,686	-
USDA	-	-	-	2,430	2,430	-
Other	-	-	-	-	-	-
Total	$1,092	$5,931	$7,023	$284,056	$291,079	$-

December 31, 2018
Commercial and industrial	$614	$-	$614	$88,301	$88,915	$-
Consumer installment	-	-	-	3,636	3,636	-
Real estate – residential	-	-	-	7,488	7,488	-
Real estate – commercial	-	-	-	35,221	35,221	-
Real estate – construction and land	-	-	-	4,653	4,653	-
SBA	1,431	1,114	2,545	89,065	91,610	-
USDA	-	-	-	3,367	3,367	-
Other	-	-	-	17	17	-
Total	$2,045	$1,114	$3,159	$231,748	$234,907	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and industrial	$84,838	$578	$-	$60	$-	$85,476
Consumer installment	3,409	-	-	-	-	3,409
Real estate – residential	5,232	-	-	-	-	5,232
Real estate – commercial	46,981	-	-	-	-	46,981
Real estate – construction and land	7,865	-	-	-	-	7,865
SBA	127,004	9,506	2,137	1,039	-	139,686
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$277,759	$10,084	$2,137	$1,099	$-	$291,079

December 31, 2018
Commercial and industrial	$88,879	$-	$-	$36	$-	$88,915
Consumer installment	3,636	-	-	-	-	3,636
Real estate – residential	7,488	-	-	-	-	7,488
Real estate – commercial	35,221	-	-	-	-	35,221
Real estate – construction and land	4,653	-	-	-	-	4,653
SBA	84,192	7,125	-	293	-	91,610
USDA	3,367	-	-	-	-	3,367
Other	17	-	-	-	-	17
Total	$227,453	$7,125	$-	$329	$-	$234,907

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
December 31, 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$-	$874
Provision for loan losses	266	-	(5)	137	42	1,115	-	-	1,555
Charge-offs	(214)	-	-	-	-	(858)	-	-	(1,072)
Recoveries	30	-	-	-	-	21	-	-	51
Net charge-offs	(184)	-	-	-	-	(837)	-	-	(1,021)
Ending balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408

December 31, 2018
Beginning Balance	$237	$13	$16	$25	$27	$68	$-	$-	$386
Provision for loan losses	182	15	11	185	7	325	-	-	725
Charge-offs	-	(1)	-	-	-	(266)	-	-	(267)
Recoveries	-	-	-	-	-	30	-	-	30
Net charge-offs	-	(1)	-	-	-	(236)	-	-	(237)
Ending balance	$419	$27	$27	$210	$34	$157	$-	$-	$874

The Company’s allowance for loan losses as of December 31, 2019 and 2018 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
December 31, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	501	27	22	347	76	435	-	-	1,408
Ending balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	419	27	27	210	34	157	-	-	874
Ending balance	$419	$27	$27	$210	$34	$157	$-	$-	$874

The Company’s recorded investment in loans as of December 31, 2019 and 2018 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
December 31, 2019
Loans individually evaluated for impairment	$60	$-	$-	$-	$-	$5,931	$-	$-	$5,991
Loans collectively evaluated for impairment	85,416	3,409	5,232	46,981	7,865	133,755	2,430	-	285,088
Ending balance	$85,476	$3,409	$5,232	$46,981	$7,865	$139,686	$2,430	$-	$291,079

December 31, 2018
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,545	$-	$-	$2,545
Loans collectively evaluated for impairment	88,915	3,636	7,488	35,221	4,653	89,065	3,367	17	232,362
Ending balance	$88,915	$3,636	$7,488	$35,221	$4,653	$91,610	$3,367	$17	$234,907

Note 5. Premises and Equipment and Leases

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2019	December 31, 2018
Land	$699	$699
Leasehold improvements	182	167
Building	4,601	4,549
Furniture and equipment	2,455	2,249
	7,937	7,664
Less: accumulated depreciation	2,737	2,057
Balance at end of period	$5,200	$5,607

Depreciation of premises and equipment totaled $738 thousand and $572 thousand for the years ended December 31, 2019 and 2018, respectively.

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

On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet, under right-of-use assets and corresponding lease liabilities. See Note 1, Organization and Significant Accounting Policies, to these consolidated financial statements for more information. The right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of December 31, 2019, right-of-use assets and related lease liabilities totaled $1.2 million and $1.4 million, respectively, and are in other assets and other liabilities, respectively, on our accompanying consolidated balance sheet. As of December 31, 2019, the weighted average remaining lease term is 28.6 months, and the weighted average discount rate is 4.63%.

As of December 31, 2019, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2020	$776
2021	429
2022	174
2023	76
2024 and thereafter	7
Total minimum rental payments	1,462

Less: Minimum sublease rentals	(25)
Net minimum rental payments	1,437
Less: Interest	(52)
Present value of lease liabilities	$1,385

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of December 31, 2019 were $1.2 million through 2027.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	December 31, 2019	December 31, 2018
Goodwill	$10,729	$8,379
Core deposit intangible	1,180	1,381

The Company recorded goodwill of $2.4 million during the first quarter of 2019 in connection with the acquisition of the assets of Nolan. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $201,000 for the years ended December 31, 2019 and 2018.

The carrying basis and accumulated amortization of the core deposit intangible as of December 31, 2019 and 2018 were as follows:

(In thousands)	December 31, 2019	December 31, 2018
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(528)	(327)
Net carrying amount	$1,180	$1,381

The estimated amortization expense of the core deposit intangible for each of the following five years is as follows:

(In thousands)
2020	$201
2021	201
2022	208
2023	210
2024	211
Thereafter	149
Total	$1,180

Note 7. Deposits

Time deposits of $250,000 and over totaled $37.4 million and $31.6 million as of December 31, 2019 and 2018, respectively.

Deposits were as follows:

(In thousands)	December 31, 2019		December 31, 2018
Non-interest bearing demand	$33,890	12%	$41,142	16%
Interest-bearing demand (NOW)	4,546	1	3,242	1
Money market accounts	56,144	20	51,815	21
Savings accounts	4,669	2	4,561	2
Time deposits $100,000 and over	178,004	63	144,177	58
Time deposits under $100,000	6,348	2	5,436	2
Total	$283,601	100%	$250,373	100%

As of December 31, 2019 the scheduled maturities of time deposits were as follows:

(In thousands)
2020	141,778
2021	25,445
2022	10,916
2023	120
2024	6,093
Total	$184,352

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of December 31, 2019 and 2018 was insignificant.

Note 8. Borrowed Funds and Subordinated Notes

The Company’s FHLB borrowed funds were $12.0 million and $5.0 million as of December 31, 2019 and 2018, respectively. The Company has a blanket lien credit line with the FHLB with borrowing capacity of $23.1 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. At December 31, 2019, the Company had an overnight advance of $2.0 million with an interest rate of 1.45%. The Company also had a $10.0 million six-month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the advance was rolled into the overnight advance. At December 31, 2018, the Company had no overnight advances, and had a three month term advance of $5.0 million, with a fixed interest rate of 2.53% and maturity date of March 13, 2019. At maturity, the advance was paid off.

The Company also has a credit line with the FRB with borrowing capacity of $35.0 million, which is secured by commercial loans. The Company had no borrowings from the FRB at December 31, 2019 and December 31, 2018.

As of December 31, 2018, the Company had a $1.9 million bank stock loan with a variable interest rate of prime plus 0.75% and maturity date of May 11, 2028. Principal and interest payments are due quarterly. The Company paid off the loan on May 31, 2019.

As of December 31, 2019 and 2018, the Company had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

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

Under the safe harbor provision of the 401(k) plan adopted by both Sanders Morris and Tectonic Advisors, the relevant employer is required to contribute 3% of eligible wages to the plan, up to the maximum amount under Internal Revenue Service (“IRS”) guidance, regardless of the level of the employee’s contributions. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance. At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the years ended December 31, 2019 and 2018. Through November 30, 2018, contributions to the plan were invested as directed by the Trustees of the Plan. Effective December 1, 2018, the Plan was converted from a trustee directed plan to participant direction. Subsequent to this date, contributions to the plan are invested as directed by the respective plan participant.

The amount of employer contributions charged to expense under the two plans was $371,000 and $322,000 for the years ended December 31, 2019 and 2018, respectively, and is included in salaries and employee benefits on the consolidated statements of income. As of December 31, 2018, $71,000 was accrued as payable to the plan adopted by both Sanders Morris and Tectonic Advisors, and is included in other liabilities on our consolidated balance sheets. There was no accrual payable to the plan as of December 31, 2019. There was no accrual payable to the plan covering the Bank’s employees as of December 31, 2019 and 2018.

Note 10. Income Taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2019	2018
Current:
Federal	$2,275	$1,154
State	37	1
Total current	2,312	1,155
Deferred federal	(298)	(82)
Change in tax status of merged subsidiaries	(112)	-
Deferred federal adjustment for income tax rate change	-	(62)
Income tax expense	$1,902	$1,011

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2019 and 2018:

	2019	2018
U.S. statutory rate	21.0%	21.0%
Other	(1.6)	(11.5)
Effective tax rate	19.4%	9.5%

The effective income tax rate differed from the U.S. statutory rate due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

(In thousands)	2019	2018
Income tax expense computed at the statutory rate	$2,046	$2,233
Provisional deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	-	(62)
State income tax	37	1
Pre-merger period during which acquired subsidiaries were under passthrough taxation	(403)	(1,288)
Other	222	127
Income tax expense, as reported	$1,902	$1,011

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$296	$183
Non-accrual loan interest	64	40
Servicing asset valuation allowance	55	21
Accrued liabilities	159	77
Net unrealized loss on securities available-for-sale	-	56
Available-for-sale securities discount accretion	14	19
Total deferred tax assets	588	396
Deferred tax liabilities:
Net deferred loan costs	(282)	(216)
Depreciation and amortization	(114)	(269)
Held-to-maturity securities premium	(62)	(79)
Loan discount	(65)	(75)
Intangible assets	(243)	(290)
Federal Home Loan Bank stock	(2)	(1)
Net unrealized gain on securities available-for-sale	(14)	-
Total deferred tax liabilities	(782)	(930)
Net deferred tax liability	$(194)	$(534)

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2019 and 2018, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The Company files U.S. federal, state, and local income tax returns.

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

No stock options were granted during the years ended December 31, 2019 or 2018, except for the conversion of each option to purchase one Tectonic Holdings common unit to an option to purchase one share of the Company common stock in connection with the Tectonic Merger, resulting in 190,000 options outstanding.

As of December 31, 2019, there were 50,000 stock options outstanding that vest on the third anniversary of the grant date, May 15, 2020, and 140,000 stock options outstanding that vest on the fourth anniversary of the grant date, May 15, 2021. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $109,000 and $101,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $104,000 of total unrecognized compensation cost.

There was no activity in the Plan for the years ended December 31, 2019 and 2018. The number of shares outstanding and the weighted average exercise price at December 31, 2019 and 2018 was 190,000 and $5.37, in each year. The weighted average contractual life as of December 31, 2019 and 2018 was 7.37 years and 8.37 years, respectively.

Stock options outstanding at the end of the period had immaterial aggregate intrinsic values.

The weighted-average grant date fair value of the options as of December 31, 2019 and 2018 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger had occurred upon the date at which the entities came under common control.

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

The following table summarizes loan commitments:

(In thousands)	December 31, 2019	December 31, 2018
Undisbursed loan commitments	$31,589	$14,812
Standby letters of credit	172	162
	$31,761	$14,974

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 and $300,000 as of December 31, 2019 and December 31, 2018, respectively.

Note 13. Related Parties

Management agreements with Services:  Through May 2019, the Company had management services agreements (the “Tectonic Management Services Agreement”) with Tectonic Services, LLC (“Services”). Services was the Managing Member of Tectonic Holdings, Tectonic Advisors, Sanders Morris and HWG prior to the Tectonic Merger. Under the Tectonic Management Services Agreement, Tectonic Services was paid on a monthly basis for management services to assist in conducting business operations and accomplishing strategic objectives. The Tectonic Management Services Agreement was terminated upon the closing of the Tectonic Merger. The Company incurred expense of $117,000 and $348,000 under the Tectonic Management Services Agreement during the year ended December 31, 2019 and 2018, respectively, which is included in other operating expenses on the accompanying consolidated statements of income. There was $100,000 payable to Services under these agreements as of December 31, 2018. There was no payable to Services under these agreements as of December 31, 2019.

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $1.5 million and $1.4 million during the years ended December 31, 2019 and 2018, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $193,000 and $198,000 in fees receivable related to these services at December 31, 2019 and 2018, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $186,000 payable to Cain Watters related to this agreement at both December 31, 2019 and 2018, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

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

Notes receivable, related parties was fully paid off as of December 31, 2019. Notes receivable, related parties was $58,000 as of December 31, 2018. The Company recognized $59,000 and $65,000 for the years ended December 31, 2019 and 2018, respectively, in compensation expense in relation to the forgiven notes receivable, including interest income in relation to the forgiven notes receivable.

Certain officers, directors and their affiliated companies had depository accounts with the Bank as of December 31, 2019 and 2018, totaling approximately $4.2 million and $2.4 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Bank had no loans to officers, directors and their affiliated companies during the years ended December 31, 2019 or 2018.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of December 31, 2019, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$39,709	15.47%	$26,950	10.50%	$25,667	10.00%
T Bank, N.A.	39,949	15.71	26,699	10.50	25,428	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	38,301	14.92	21,817	8.50	20,534	8.00
T Bank, N.A.	38,541	15.16	21,614	8.50	20,342	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	21,051	8.20	17,967	7.00	16,683	6.50
T Bank, N.A.	38,541	15.16	17,800	7.00	16,528	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	38,301	11.20	13,679	4.00	17,099	5.00
T Bank, N.A.	38,541	11.09	13,899	4.00	17,373	5.00

As of December 31, 2018
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$28,067	12.41%	$23,745	9.875%	$22,615	10.00%
T Bank, N.A.	30,116	13.45	22,116	9.875	22,396	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	27,193	12.02	19,222	7.875	18,092	8.00
T Bank, N.A.	29,242	13.06	17,637	7.875	17,917	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	19,159	8.47	19,222	6.375	14,699	6.50
T Bank, N.A.	29,242	13.06	14,278	6.375	14,557	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	27,193	9.40	11,570	4.00	14,462	5.00
T Bank, N.A.	29,242	10.32	11,334	4.00	14,167	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of December 31, 2019, approximately $11.5 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the years ended December 31, 2019 and 2018:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2019
Income Statement
Total interest income	$18,247	$-	$6	$18,253
Total interest expense	5,278	-	924	6,202
Provision for loan losses	1,555	-	-	1,555
Net-interest income (loss) after provision for loan losses	11,414	-	(918)	10,496
Non-interest income	860	28,924	20	29,804
Depreciation and amortization expense	373	567	-	940
All other non-interest expense	7,748	20,967	864	29,579
Income (loss) before income tax	$4,153	$7,390	$(1,762)	$9,781

Goodwill and other intangibles	$9,559	$2,350	$-	$11,909
Total assets	$354,983	$9,816	$258	$365,057

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2018
Income Statement
Total interest income	$14,954	$-	$-	$14,954
Total interest expense	3,409	-	951	4,360
Provision for loan losses	725	-	-	725
Net-interest income (loss) after provision for loan losses	10,820	-	(951)	9,869
Non-interest income	724	22,697	1,847	25,268
Depreciation and amortization expense	384	389	-	773
All other non-interest expense	7,157	16,036	540	23,733
Income before income tax	$4,003	$6,272	$356	$10,631

Goodwill and other intangibles	$9,760	$-	$-	$9,760
Total assets	$304,880	$6,383	$399	$311,662

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2019
Securities available for sale:
U.S. government agencies	$-	$10,731	$-	$10,731
Mortgage-backed securities	-	1,946	-	1,946

As of December 31, 2018
Securities available for sale:
U.S. government agencies	$-	$9,008	$-	$9,008
Mortgage-backed securities	-	2,496	-	2,496

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the year ended December 31, 2019, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of December 31, 2019 and 2018, there were no impaired loans that were reduced by specific valuation allowances.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the years ended December 31, 2019 and 2018, there were no discounts for collateral-dependent impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of December 31, 2019 and 2018, there were no foreclosed assets. During the three months ended March 31, 2019, the Company foreclosed on one real estate property with a fair value of $275,000, which was collateral on a SBA guaranteed loan. The property was sold during the three months ended June 30, 2019.  There were no foreclosed assets re-measured during the year ended December 31, 2019.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the year ended December 31, 2019, the Company added a servicing asset of $93,000 in connection with the sale of $6.2 million in loans. During the year ended December 31, 2018, the Company added a servicing asset of $81,000 in connection with the sale of $3.7 million in loans. For the years ended December 31, 2019 and 2018, the Company amortized $480,000 and 590,000, respectively, using the amortization method for the treatment of servicing loans. The Company recorded an allowance provision for the years ended December 31, 2019 and 2018 totaling $162,000 and $192,000, respectively.

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

Securities held to maturity. The securities in this category are Property Assessed Clean Energy investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. These investments have no readily determinable fair value.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$20,203	$20,203
Level 2 inputs:
Securities available for sale	12,677	12,677
Securities, restricted	2,417	2,417
Loans held for sale	9,894	10,838
Accrued interest receivable	1,322	1,322
Level 3 inputs:
Securities held to maturity	6,349	6,349
Securities not readily marketable	100	100
Loans, net	289,671	287,823
Servicing asset	918	918
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	33,890	33,890
Level 2 inputs:
Interest bearing deposits	249,711	249,524
Borrowed funds	24,000	24,000
Accrued interest payable	595	595

	December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$18,458	$18,458
Level 2 inputs:
Securities available for sale	11,504	11,504
Securities, restricted	1,926	1,926
Loans held for sale	16,345	17,732
Accrued interest receivable	1,141	1,141
Level 3 inputs:
Securities held to maturity	7,722	7,722
Securities not readily marketable	100	100
Loans, net	234,033	232,508
Servicing asset	1,467	1,467
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	41,142	41,142
Level 2 inputs:
Interest bearing deposits	209,231	206,023
Borrowed funds	18,915	18,915
Accrued interest payable	571	571

Note 17. Recent Accounting Pronouncements

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 among other things, requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 was effective on January 1, 2019. The Company adopted ASU 2016-02 as of January 1, 2019. The amounts recorded as right-of-use lease assets and lease liabilities were $1.6 million and $1.7 million, respectively, as of January 1, 2019 and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for most public companies on January 1, 2020. On July 17, 2019, the FASB voted to delay CECL implementation for certain companies including smaller reporting companies (“SRCs”) as defined by the SEC. The Company is designated as a SRC with the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The Company has developed processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 may increase their allowance for loan losses balance, the adoption will be significantly influenced by the composition, characteristics and quality of the loan portfolio along with the prevailing economic conditions and forecasts as of the adoption date.

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

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for the Company on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Nolan operations included in the Company’s consolidated statements of income for the year ended December 31, 2019. In addition, the table presents unaudited condensed pro forma financial information assuming that the Nolan acquisition was completed as of January 1, 2018.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition actually occurred on January 1, 2018, or is it indicative of future results.

(In thousands)	Actual Nolan results of operations for the Year Ended December 31, 2019	Actual for the Year Ended December 31, 2019	Pro Forma for the Year Ended December 31, 2018

Noninterest income	$4,316	$29,804	$29,526
Noninterest expense	3,846	30,519	28,499
Net income	371	7,879	9,813

Note 19. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$1,539	$945
Securities, not readily marketable	100	100
Investment in subsidiaries	48,494	36,589
Other assets	472	116
Total assets	$50,605	$37,750

LIABILITIES AND CAPITAL
Other liabilities	$130	$277
Capital	50,475	37,473
Total liabilities and capital	$50,605	$37,750

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2019	2018
Equity in income from subsidiaries	$8,561	$8,501
Other income	29	1,846
Total income	8,590	10,347
Non-interest expense:
Salaries and employee benefits	441	101
Professional and administrative	357	301
Data processing	4	-
Other	23	325
Total non-interest expense	825	727
Income before income taxes	7,765	9,620
Income tax benefit	114	-
Net Income	$7,879	$9,620

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2019	2018
Net Income	$7,879	$9,620
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available-for-sale	333	(192)
Reclassification adjustment for realized gain/(loss) on sale included in net income	70	(41)
Other comprehensive income (loss)	263	(151)
Comprehensive income	$8,142	$9,469

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$7,879	$9,620
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(8,561)	(8,501)
Net effect of merger	-	(1,202)
Stock based compensation	109	101
Net change in other assets	(356)	(107)
Net change in other liabilities	(147)	(1,543)
Net cash used in operating activities	(1,076)	(1,632)

Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	-	(51)
Contributions to subsidiaries	(7,180)	(250)
Distributions from subsidiaries	3,837	5,536
Net cash (used in) provided by investing activities	(3,343)	5,235

Cash Flows from Financing Activities
Contributions from previous owners before merger	-	250
Distributions to previous owners before merger	(1,300)	(2,600)
Proceeds from issuance of common stock	-	250
Proceeds from issuance of preferred shares	15,506	-
Dividends paid on Series A Preferred Shares	(640)	(802)
Dividends paid on Series B Preferred Shares	(781)	-
Purchase of Series A preferred stock	(7,772)	-
Net cash provided by (used in) financing activities	5,013	(2,902)
Net change in cash and cash equivalents	594	701
Cash and cash equivalents at beginning of period	945	244
Cash and cash equivalents at end of period	$1,539	$945

Note 20. Subsequent Events

As a result of the spread of COVID-19, which the World Health Organization has declared to be a global pandemic, economic uncertainties have arisen which are likely to negatively and materially affect both our net interest income and non-interest income, and have the potential to have a material adverse effect on our business overall. Though the extent of the negative financial impact of the COVID-19 pandemic on our future financial results is unknown at this time, we believe that it will be severe and could have a material and adverse impact on our advisory, brokerage and banking businesses, as well as our other businesses, and believe that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, “Disclosure Controls”) as of the end of the period covered by this Form 10-K. Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

General

We have an experienced executive management team and board of directors. Our board of directors is comprised of ten directors who are elected by our shareholders at each annual meeting of shareholders for a term of one year. Our directors hold office until the next annual meeting of shareholders following their election and thereafter until their successors shall have been duly elected and qualified. Our executive officers are appointed by our board of directors and hold office until their successors are duly appointed and qualified, or until their earlier death, resignation or removal.

Pursuant to our certificate of formation and bylaws, our board of directors must be comprised of no less than one nor more than 15 directors, and is currently comprised of ten directors. The exact number of directors may be fixed from time to time within the range set forth in our bylaws by resolution of our board of directors.

As discussed in greater detail below, our board of directors has affirmatively determined that Eric Langford, Thomas McDougal and Barb Bomersbach qualify as independent directors based upon the rules of NASDAQ and the SEC. There are no arrangements or understandings between any of the directors, executive officers and any other person pursuant to which he or she was selected as a director.

Directors and Executive Officers

Directors.   The following table sets forth certain information regarding our directors, including their ages and the years that they began serving as directors of the Company:

Name	Position with the Company	Age at March 1, 2020	Director Since
George L. Ball	Executive Co-Chairman	81	Nov 2018
Barb Bomersbach	Director	45	Mar 2019
Darrell W. Cain	Co-Chairman	63	Nov 2018
Steven B. “Brad” Clapp	Director	47	May 2017
Patrick Howard	Director; President & Chief Operating Officer	58	May 2017
Eric Langford	Director	60	May 2017
Thomas McDougal	Director	80	May 2017
Thomas R. Sanders	Director	45	May 2017
A. Haag Sherman	Director; Chief Executive Officer	54	Oct 2016
Daniel C. Wicker	Director	49	May 2017

Executive Officers.   The following table sets forth certain information regarding our executive officers, including their positions and length of service with the Company.

Name	Position with the Company	Age at March 1, 2020	Director Since
George L. Ball	Executive Co-Chairman	81	Nov 2018
Ken Bramlage	Executive Vice President & Chief Financial Officer	59	—
Patrick Howard	President & Chief Operating Officer	58	May 2017
A. Haag Sherman	Chief Executive Officer	54	Oct 2016

The following is a brief discussion of the business and banking background and experience of our directors and executive officers for at least the past five years. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director. Unless otherwise indicated, directors and senior officers have held their positions for the past five years. No director or executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers.

Board of Directors

George L. Ball.   Mr. Ball is Executive Co-Chairman of the Company. Mr. Ball has served as a director of the Company since May 2017 and former Co-Chairman of Tectonic Holdings from 2015 to May 2019. He has served as Chairman of Sanders Morris, and its predecessor, Sanders Morris Mundy Inc., from May 1992 to present, and served as Chief Executive Officer of Sanders Morris from 2008 to 2011. He previously served as Chairman of The Edelman Financial Group, or Edelman, a financial services holding company, from 2008 until its sale to Hellman and Friedman in 2015. During his tenure, Edelman experienced significant growth (from $3 billion to $18 billion in assets under management). From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson Inc. From September 1991 to September 1992, he was a consultant to J. & W. Seligman & Co. Incorporated. Mr. Ball served as Chairman and Chief Executive Officer of Prudential-Bache Securities, Inc. from 1982 to 1991 and Chairman of the Board from 1986 to 1991. He also served a member of the Executive Office of Prudential Insurance Company of America from 1982 to 1991. Before joining Prudential, Mr. Ball served as President of E.F. Hutton & Co. Mr. Ball is a former governor of the American Stock Exchange and the Chicago Board Options Exchange, and served on the Executive Committee of the Securities Industries Association. He is a graduate of Brown University with honors in economics and served as an officer in the U.S. Navy. We believe Mr. Ball’s broker-dealer expertise and leadership of public companies, both as an executive and as a director, and stock exchanges qualifies him to serve on our board of directors.

Barb Bomersbach.   Ms. Bomersbach has served as a director of the Company since March 2019. Ms. Bomersbach is the Chief Financial Officer of TriState Midstream, a natural gas gathering and processing facility, where she has served in such capacity since 2012. Prior to that time, Ms. Bomersbach was the contract Chief Financial Officer for TriState Midstream from 2010 to 2011 and the Chief Financial Officer of Wynn Crosby, an oil and gas company, in 2009. Ms. Bomersbach is a Certified Public Accountant and Chartered Financial Analyst, and graduated summa cum laude from Texas A&M University with a BBA and MS in Accounting. We believe Ms. Bomersbach brings to the Board of Directors experience in financial and accounting matters, internal controls and compliance (from an accounting standpoint) and is our audit committee financial expert.

Darrell W. Cain.   Mr. Cain is the non-executive Co-Chairman of the Company. Mr. Cain has served as a director of the Company since November 2018, former Chairman of Tectonic Holdings from 2015 to May 2019 and a partner at Cain Watters since 1983. Mr. Cain founded Cain Watters in 1983 as an accounting and investment advisory firm specializing in financial planning, working exclusively with members of the dental profession, and served as its President from 1983 until 2008, he is currently a partner of Cain Watters. Mr. Cain previously served on the board of directors of T Bancshares and the Bank from their formation until October 2005. Mr. Cain is a graduate of Baylor University where he received both a Bachelor of Business Administration and Master of Public Accounting degree. He holds certified public accountant and investment advisor representative designations. We believe Mr. Cain brings to our board of directors significant investment, financial planning and financial skills important to the oversight of enterprise and operational risk management of the Company.

Steven B. “Brad” Clapp.  Mr. Clapp has served a director of the Company, T Bancshares and the Bank since May 2017 and served as a board member of Tectonic Holdings from 2015 until its merger with the Company in May 2019. Mr. Clapp is a partner of Cain Watters and currently serves as the Partner in Charge of Information Technology, in addition to his duties of managing the financial plans of approximately 80 families. He has served the clients of the firm in various planning roles including the development of financial plans, tax planning and practice valuations. He joined Cain Watters in 1998 and became a partner in 2008. Mr. Clapp started his career at the international accounting firm KPMG in 1996. Mr. Clapp is a graduate of The University of Arkansas and The University of Denver. We believe Mr. Clapp brings to the board of directors strong investment, accounting and financial skills important to the oversight of our financial reporting and operational risk management.

Patrick Howard.   Mr. Howard serves as President, Chief Operating Officer and a director of the Company. Prior to such appointment in connection with the Tectonic Merger, Mr. Howard served as President and Chief Executive Officer of the Company since May 2017, President and Chief Executive Officer of the Bank since 2010 and as the Chief Operating Officer and director of the Bank and T Bancshares since 2007. During his tenure at the Bank, he has overseen the growth of the trust platform to over $1.2 billion in assets, more than tripled the size of the loan portfolio in the last seven years through organic growth and successfully recruited and integrated a national Small Business Administration, or SBA, lending platform. He accomplished this while developing and ensuring an operating culture based on strong internal controls and regulatory compliance. In addition, prior to its acquisition by the Company in May 2017, T Bancshares was an SEC reporting company, and Mr. Howard was jointly responsible for T Bancshares’ SEC filings and compliance. Mr. Howard previously served as the Executive Vice President and Chief Operating Officer of a savings bank that he helped grow from $50 million to $2.2 billion over an 11-year period. Mr. Howard graduated magna cum laude from the University of Texas at San Antonio.

Eric Langford.  Mr. Langford has been a director of T Bancshares and the Bank since February 2003 and a director of the Company since May 2017. He has been active in the real estate industry for over 30 years as an investor and developer. Since 1995, he has managed Langford Property Company. He previously served as Senior Vice President for two leading national real estate firms, Opus West Corporation from 2003 to 2006 and Koll Development Company from 1993 to 2000. A 50-year resident of Dallas, Mr. Langford was the founding President of North Texas Commercial Association of Realtors, which awarded him with the Stemmons Service Award, the highest honor in the Dallas real estate industry. Mr. Langford is a magna cum laude graduate from Texas A&M University. We believe that Mr. Langford’s expansive business experience in the real estate industry provides leadership and management experience that is beneficial to the board of directors.

Thomas McDougal, DDS.  Dr. McDougal has been a director of T Bancshares and the Bank since February 2003 and a director of the Company since May 2017. Dr. McDougal is a practicing dentist, having been in private practice since 1970. In 1970, Dr. McDougal founded the dental practice in Richardson, Texas which today is McDougal and Richard Dentistry. He received a Bachelor of Science degree from Oklahoma State University and his Doctor of Dental Surgery degree from Baylor University. He serves on the board of directors of several national dentistry associations, and served as President of the Dallas County Dental Society and the American Academy of Dental Practice. He has been an adjunct professor at Baylor College of Dentistry since 2008 and has been on the teaching faculty at the center for Aesthetic and Restoration Dentistry since 2005. We believe Dr. McDougal’s experience as a practicing dentist and leadership roles in the dental community provides particular benefit in overseeing our dental lending program and trust line of business as well as corporate governance experience.

Thomas R. Sanders.  Mr. Sanders has served as a director of the Company, T Bancshares and the Bank since May 2017 and was a director of Tectonic Holdings from 2015 until the Tectonic Merger. Mr. Sanders has been a partner of Cain Watters since 2008 after joining the firm in 2002. He currently serves as Partner in Charge of Tax Services, overseeing a department with over 30 employees that is responsible for filing over 2,200 federal tax returns plus state returns, extensions and personal property tax returns for clients. Mr. Sanders also manages the financial planning relationship for more than 80 of the firm’s clients representing assets under management in excess of $200 million. Mr. Sanders started his career at Deloitte where he spent four years in their tax department including several international assignments. Mr. Sanders graduated from Baylor University in 1998 with a Bachelor of Business Administration and a Masters of Science in Taxation. We believe that Mr. Sanders’ tax expertise enhances the skill set of our board of directors.

A. Haag Sherman.  In connection with the Tectonic Merger, Mr. Sherman was appointed as a director and the Chief Executive Officer of the Company. Prior to such appointment, Mr. Sherman served as Chairman of the Company from November 2017 until the Tectonic Merger, and as Chairman of T Bancshares and the Bank since May 2017. Mr. Sherman was also the Chief Executive Officer and a director of Tectonic Holdings from 2015 until May 2019. Mr. Sherman is the Chief Executive Officer and Chief Investment Officer of Tectonic Advisors, a registered investment advisor. Prior to joining the Company, Mr. Sherman co-founded Salient Partners, LP (a Houston-based investment firm) in 2002 and served in various executive positions, including Chief Executive Officer and Chief Investment Officer, through October 2011. In addition, he previously served as an executive officer and partner of The Redstone Companies from 1998 to 2002 where he, among other things, managed a private equity portfolio (where he was responsible for two finance companies). Mr. Sherman has served as a director of Hilltop Holdings, Inc. since its acquisition of PlainsCapital Corporation in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. He previously served as a member of the board of directors of Salient MLP & Energy Infrastructure Fund, Blue Dolphin Energy Company, Miller Energy Resources, Inc. and ZaZa Energy Corp. and currently serves on private company boards and on the board of trustees of Episcopal High School in Bellaire, Texas. Mr. Sherman has served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin, Gump, Strauss, Hauer & Feld, LLP from 1992 to 1996 and was an auditor at Price Waterhouse, a public accounting firm, from 1988 to 1989. Mr. Sherman is an attorney and certified public accountant. We believe that Mr. Sherman’s leadership, board expertise, legal background and experience in financial services, including banking, trust and finance companies, qualify him to serve on our board of directors.

Daniel C. Wicker.  Mr. Wicker has served as a director of the Company, T Bancshares and the Bank since May 2017. In addition, Mr. Wicker was a director of Tectonic Holdings from 2015 until May 2019. Mr. Wicker has been a partner of Cain Watters since 2008 after joining the firm in 1997. Mr. Wicker currently serves as the Partner in Charge of Operations, overseeing the financial planning process as well as the Cain Watters planners, among other operational responsibilities. He has served the clients of the firm in various planning roles including the development of financial plans, tax planning and practice valuations. Mr. Wicker started his career at the international accounting firm KPMG where he worked from 1993 to 1997. Mr. Wicker graduated from Kansas State University in 1993. We believe that Mr. Wicker’s leadership and strategic planning abilities qualify him to serve on our board of directors.

Executive Officers and Other Significant Employees

Ken Bramlage.  Mr. Bramlage has served as Executive Vice President and Chief Financial Officer of the Company since May 2017 and holds the same positions at T Bancshares and the Bank. He joined the Bank in July 2008 as Vice President and Controller and was promoted to Senior Vice President and Chief Financial Officer in April 2010 and Executive Vice President and Chief Financial Officer in 2013. Prior to joining the Company, Mr. Bramlage was Vice President and Controller for a $1.0 billion savings bank headquartered in Olathe, Kansas since April 1999. Mr. Bramlage earned a Bachelor of Administration degree in Accounting at Kansas State University in 1984 and became licensed as a certified public accountant in the state of Texas in 1985.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The full text of our Code of Business Conduct and Ethics is posted to the Company’s website which is located at https://www.tbank.com/about-us/investor-relations/. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

Audit Committee

The members of our Audit Committee are Eric Langford, Thomas McDougal, and Barb Bomersbach, with Barb Bomersbach serving as chair of our Audit Committee. Our board of directors has evaluated the independence of each of the members of our Audit Committee and has affirmatively determined that each of the members of our Audit Committee (1) is an “independent director” under the rules of NASDAQ, (2) satisfies the additional independence standards under applicable SEC rules for audit committee service, and (3) has the ability to read and understand fundamental financial statements. The board of directors has determined that Barb Bomersbach qualifies as an “audit committee financial expert,” as defined by the SEC. The board of directors believes that the members of the Audit Committee are able to read and understand the consolidated financial statements of the Company and are familiar with the Company and its business.

Item 11.	Executive Compensation

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation.

Our “named executive officers,” which consist of our principal executive officer and the two other most highly compensated executive officers, are A. Haag Sherman, Chief Executive Officer, Patrick Howard, President and Chief Operating Officer, and Ken Bramlage, Chief Financial Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to, awarded to, or earned by our named executive officers for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
A. Haag Sherman(2) Chief Executive Officer	2019 2018	175,000 300,000	100,000 100,000	— —	— —	— —	8,250 8,250	283,250 408,250
Patrick Howard President and Chief Operating Officer	2019 2018	245,850 242,188	132,900 126,250	— —	— —	— —	14,079 12,819	392,829 381,257
Ken Bramlage Chief Financial Officer	2019 2018	148,806 140,396	73,750 73,750	— —	— —	— —	8,603 7,446	231,159 221,592

(1)	The amounts shown in this column are composed of the following items:

Name	Year	Company 401(k) Match	Life Insurance Premiums		Total “All Other Compensation”
Haag Sherman	2019 2018	$8,250 8,250	$	— —	$8,250 8,250
Patrick Howard	2019 2018	$9,625 9,556		$4,454 3,263	$14,079 12,819
Ken Bramlage	2019 2018	$7,744 7,224		$859 222	$8,603 7,446

(2)

Mr. Sherman’s compensation for 2018 was paid by Tectonic Services, the manager of Tectonic Holdings. Mr. Sherman received compensation from Tectonic Services during the periods prior to the Tectonic Merger in the form of guaranteed payments totaling $125,000, and other compensation totaling $3,375, for a total of $128,375 bringing Mr. Sherman’s total compensation to $411,625 for the year ended December 31, 2019.

General

We compensate our named executive officers through a combination of base salary, annual discretionary bonuses, equity awards and other benefits, including perquisites. Our board of directors believes the executive compensation packages that we provide to our executives, including the named executive officers, should reward performance. Each element of compensation is designed to achieve a specific purpose and to contribute to a total package that is competitive with similar packages provided by other institutions that compete for the services of individuals like our named executive officers.

Base Salary

We provide each of our named executive officers with a competitive fixed annual base salary. The base salaries for our named executive officers are reviewed annually by the board of directors by taking into account the results achieved by each executive, his or her future potential, scope of responsibilities and experience and competitive pay practices. Based upon the comprehensive review, the board of directors has determined the base salaries to be equitable and competitive for our market.

Bonuses

Our named executive officers receive incentive and/or bonus payments based on their employment agreements, as described below.

Stock-Based Compensation Awards

Stock-based compensation awards may consist of options to acquire shares of our common stock, restricted stock awards, restricted stock units or performance stock units issued pursuant to the Amended and Restated T Acquisition, Inc. 2017 Equity Incentive Plan (the “Amended and Restated Equity Plan”), which, as described more fully below, allows the Compensation Committee to establish the terms and conditions of the awards, subject to the terms of the Amended and Restated Equity Plan.

Other Benefits and Perquisites

The named executive officers participate in our broad-based employee welfare benefit plans, such as medical, dental, vision, supplemental disability and term life insurance. The named executive officers also participate in our 401(k) plans. Under the T Bank, N.A. Employees Savings Plan, in which Mr. Howard and Mr. Bramlage are participants, we match 100% of an employee’s contribution up to the first 1% and 50% up to next 5% of such employee’s salary up to the 401(k) limit. The Tectonic Retirement Plan and Trust, in which Haag Sherman was a participant in 2017, adopted a safe harbor provision under which all employees receive 3% of compensation up to the 401(a) limit, regardless of the level of their deferrals. The named executive officers are provided the same benefits, and participate in the cost at the same rate, as all other employees.

We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee will review the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites will be awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2019 and 2018 included $2,839 for each year paid by the Company on behalf of Mr. Howard toward a $3,000,000 key man life insurance policy for Mr. Howard. In accordance with his employment agreement, 50% of the death benefit of this policy is payable to Mr. Howard’s named beneficiaries.

Employment Agreements

We have entered into an employment agreement with Mr. Sherman and amended and restated the employment agreements with Messrs. Howard and Bramlage. The following is a summary of the material terms of each such agreement.

Haag Sherman. Mr. Sherman’s employment agreement has an initial term of four years and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Sherman’s employment agreement, he is entitled to an annual base salary that is currently $300,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

Mr. Sherman is also eligible to receive certain other employee benefits and perquisites in accordance with our established policies, as described above. In addition, Mr. Sherman’s employment agreement provides for certain restrictive covenants and severance benefits in the event of a qualifying termination of employment and certain payments in connection with a “change in control” of the Company. See “—Potential Payments upon a Termination of Employment or a Change in Control.”

Patrick Howard. As amended and restated, the employment agreement is for a term expiring on May 14, 2021 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Howard’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $252,500 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

In connection with the execution of his original employment agreement, Mr. Howard received options to purchase 50,000 shares of our common stock with an exercise price equal to $2.15, which vest on the earlier of Mr. Howard’s termination for any reason other than for cause or May 15, 2020 (the “3-Year Tectonic Financial Options”), and options to purchase 50,000 shares of our common stock with an exercise price equal to $2.15, which vest on the earlier of Mr. Howard’s termination for any reason other than for cause or May 15, 2021 (the “4-Year Tectonic Financial Options”). In addition, Mr. Howard entered into a unit option agreement with Tectonic Holdings and received options to purchase 50,000 membership units of Tectonic Holdings with an exercise price equal to $3.55, which vest on the earlier of Mr. Howard’s termination by the Company for any reason other than for cause or May 15, 2020 (the “3-Year Tectonic Holdings Options”), and he received options to purchase 50,000 membership units of Tectonic Holdings with an exercise price equal to $3.55, which vest on the earlier of Mr. Howard’s termination by the Company for any reason other than for cause or May 15, 2021 (the “4-Year Tectonic Holdings Options”). As a result of the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock, the 3-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70, which is the sum of the exercise prices of the 3-Year Tectonic Holdings Options and the 3-Year Tectonic Financial Options, and the 4-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70, which is the sum of the exercise prices of the 4-Year Tectonic Holdings Options and the 4-Year Tectonic Financial Options. Additionally, as a result of the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock, the 3-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $5.70 and the 4-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $5.70.

Mr. Howard is also eligible to receive certain other employee benefits and perquisites in accordance with our established policies, as described above. In addition, Mr. Howard’s amended and restated employment agreement provides for certain restrictive covenants and severance benefits in the event of a qualifying termination of employment and certain payments in connection with a “change in control” of the Company. See “—Potential Payments upon a Termination of Employment or a Change in Control.”

Ken Bramlage. As amended and restated, the employment agreement is for a term expiring on May 14, 2020 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Bramlage’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $147,500 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

Mr. Bramlage is also eligible to receive certain other employee benefits and perquisites in accordance with our established policies, as described above. In addition, Mr. Bramlage’s amended and restated employment agreement provides for certain restrictive covenants and severance benefits in the event of a qualifying termination of employment and certain payments in connection with a “change in control” of the Company. See “—Potential Payments upon a Termination of Employment or a Change in Control.”

Amended and Restated T Acquisition, Inc. 2017 Equity Incentive Plan

The board of directors and Company shareholders have adopted the Amended and Restated Equity Plan. The Amended and Restated Equity Plan is intended to enable the Company to remain competitive and innovative in its ability to attract, motivate, reward, and retain the services of key employees and outside directors. The Amended and Restated Equity Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem. The Amended and Restated Equity Plan is expected to provide flexibility to the Company’s compensation methods in order to adapt the compensation of key employees and outside directors to a changing business environment (after giving due consideration to competitive conditions and the impact of accounting rules and federal tax laws).

The following is a brief description of the Amended and Restated Equity Plan and is qualified in its entirety by reference to the Amended and Restated Equity Plan that is filed as an exhibit to this Form 10-K.

Purpose.   The purpose of our Amended and Restated Equity Plan is to attract, motivate, reward, and retain the services of key employees and outside directors by providing them with additional incentives, and to promote the success of our Company’s business.

Administration.   Our board of directors or one or more committees appointed by our board of directors will administer the Amended and Restated Equity Plan.

Eligibility.   Persons eligible to receive awards under the Amended and Restated Equity Plan include our officers, employees, consultants and members of our board of directors. Our board of directors or one or more committees appointed by our board of directors will determine from time to time the participants to whom awards will be granted.

Authorized Shares; Limits on Awards.   The maximum number of common shares that may be issued or transferred pursuant to awards under the Amended and Restated Equity Plan equals 750,000 shares, all of which may be subject to incentive stock option treatment. The Current Plan reserves 750,000 shares of our common stock, of which 190,000 have been awarded, with 560,000 remaining available for issuance.

The maximum aggregate number of common shares that may be issued pursuant to all awards under the Amended and Restated Equity Plan shall increase annually on the first day of each fiscal year following the adoption of the Amended and Restated Equity Plan by the number of common shares equal to the lesser of (i) three percent of the total issued and outstanding common shares on the first day of such fiscal year, or (ii) such lesser amount determined by our board of directors.

Adjustments or Changes in Capitalization.   In the event of any change in the outstanding common shares by reason of a stock split, stock dividend or other non-recurring dividends or distributions, recapitalization, merger, consolidation, spin-off, combination, repurchase or exchange of stock, reorganization, liquidation, dissolution or other similar corporate transaction that affects our common stock, the aggregate number of shares of common stock available under the Amended and Restated Equity Plan or subject to outstanding awards (including the exercise price of any awards) shall be adjusted as our board of directors deems necessary or appropriate.

Incentive Awards.   The Amended and Restated Equity Plan authorizes stock options, SARs, restricted stock, restricted stock units, performance-based awards, as well as other awards (described in the Amended and Restated Equity Plan) that are responsive to changing developments in management compensation. The Amended and Restated Equity Plan retains the flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be paid or settled in cash. An option or SAR will expire, or other award will vest, in accordance with the schedule set forth in the applicable award agreement.

Stock Option.   A stock option is the right to purchase common shares at a future date at a specified price per share generally equal to, but no less than, the fair market value of a share on the date of grant. An option may either be an Incentive Stock Option, or ISO, or a nonstatutory stock option, or NSO. ISO benefits are taxed differently from NSOs, and are subject to more restrictive terms and are limited in amount by the Code and the Amended and Restated Equity Plan. Full payment for shares purchased on the exercise of any option must be made at the time of such exercise in a manner approved by our board of directors.

SARs.   A SAR is the right to receive payment of an amount equal to the excess of the fair market value of a common share on the date of exercise of the SAR over the base price of the SAR. The base price will be established by our board of directors at the time of grant of the SAR but will not be less than the fair market value of a share on the date of grant. SARs may be granted in connection with other awards or independently.

Restricted Stock.   A restricted stock award is typically for a fixed number of common shares subject to restrictions. Our board of directors specifies the price, if any, the participant must pay for such shares and the restrictions (which may include, for example, continued service and/or performance standards) imposed on such shares. A stock bonus may be granted by our board of directors to any eligible person to reward exceptional or special services, contributions or achievements in the manner and on such terms and conditions (including any restrictions on such shares) as determined from time to time by our board of directors. The number of shares so awarded shall be determined by our board of directors and may be granted independently or in lieu of a cash bonus.

Restricted Stock Units.   A restricted stock unit is similar to a SAR except that it entitles the recipient to receive an amount equal to the fair market value of a common share.

Performance-Based Awards.   Our board of directors may designate any award, the exercisability or settlement of which is subject to the achievement of performance conditions, as a performance-based award. In order to qualify as performance-based compensation, the performance objective(s) used for the performance-based award must be from the list of performance objectives set forth in the Amended and Restated Equity Plan. The performance objectives set forth in the Amended and Restated Equity Plan are: interest income and expense; net earnings or net income; net interest margin; efficiency ratio; reduction in non-accrual loans and non-interest expense; growth in non-interest income and ratios to earnings assets; net revenue growth and ratio to earning assets; capital ratios; asset or liability interest rate sensitivity and gap; effective tax rate; deposit growth and composition; liquidity management; securities portfolio (value, yield, spread, maturity, or duration); asset growth and composition (loans, securities); non-interest income (e.g., fees, premiums and commissions, loans, wealth management, treasury management, insurance, funds management) and expense; overhead ratios, productivity ratios; credit quality measures; return on assets; return on equity; economic value of equity; compliance and CAMELS or other regulatory ratings; internal controls; enterprise risk measures (e.g., interest rate, loan concentrations, portfolio composition, credit quality, operational measures, compliance ratings, balance sheet, liquidity, insurance); volume in production or loans; non-performing asset or non-performing loan levels or ratios or loan delinquency levels; provision for loan losses or net charge-offs; cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; profit margin; earnings per share; operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of the Company’s stock; return on investment; equity or shareholder’ equity; market share; inventory levels, inventory turn or shrinkage; customer satisfaction; or total shareholder return. Our board of directors may select any number of performance objectives from this list of performance objectives when establishing the performance measures of a performance-based award, but such objectives must be set no later than 90 days after the beginning of the applicable performance period. The Amended and Restated Equity Plan allows performance objectives to be described in terms of objectives that are related to an individual participant or objectives that are company-wide or related to a subsidiary, division, department, region, function or business unit and may be measured on an absolute or cumulative basis or on the basis of percentage of improvement over time, and may be measured in terms of company performance (or performance of the applicable subsidiary, division, department, region, function or business unit) or measured relative to selected peer companies or a market index.

Acceleration of Awards; Possible Early Termination of Awards.   Upon a change in control of our Company, outstanding awards under the Amended and Restated Equity Plan will be assumed or substituted on the same terms. However, if the successor corporation does not assume or substitute the outstanding awards, then vesting of these awards will fully accelerate, and in the case of options or SARs, will become immediately exercisable. For this purpose, a change in control is defined to include certain changes in the majority of our board of directors, the sale of all or substantially all of our Company’s assets, and the consummation of certain mergers or consolidations.

Transfer Restrictions.   Subject to certain exceptions, awards under the Amended and Restated Equity Plan are not transferable by the recipient other than by will or the laws of descent and distribution and are generally exercisable, during the recipient's lifetime, only by him or her.

Termination of or Changes to the Amended and Restated Equity Plan.   Our board of directors may amend or terminate the Amended and Restated Equity Plan at any time and in any manner. Unless required by applicable law or listing agency rule, stockholder approval for any amendment will not be required. Unless previously terminated by our board of directors, the Amended and Restated Equity Plan will terminate on March 27, 2029. Generally speaking, outstanding awards may be amended, subject, however, to the consent of the holder if the amendment materially and adversely affects the holder.

Federal Income Tax Treatment of Awards under the Amended and Restated Equity Plan

Federal income tax consequences (subject to change) relating to awards under the Amended and Restated Equity Plan are summarized in the following discussion. This summary is not intended to be exhaustive and, among other considerations, does not describe the deferred compensation provisions of Section 409A of the Code to the extent an award is subject to and does not satisfy those rules, nor does it describe state, local, or international tax consequences.

For NSOs, the Company is generally entitled to deduct (and the optionee recognizes taxable income in) an amount equal to the difference between the option exercise price and the fair market value of the shares at the time of exercise. For ISOs, our Company is generally not entitled to a deduction nor does the participant recognize income at the time of exercise. The current federal income tax consequences of other awards authorized under the Amended and Restated Equity Plan generally follow certain basic patterns: SARs are taxed and deductible in substantially the same manner as NSOs; nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid (if any) only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant); bonuses and performance share awards are generally subject to tax at the time of payment; cash-based awards are generally subject to tax at the time of payment; and compensation otherwise effectively deferred is taxed when paid. Our Company will generally have a corresponding deduction at the time the participant recognizes income. However, as for those awards subject to ISO treatment, our Company would generally have no corresponding compensation deduction.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth our outstanding equity awards as of December 31, 2019:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
A. Haag Sherman	—	—		$—		—	—	—

Patrick Howard	—	50,000	(1)(2)	$4.30	(2)	05/15/2027	—	—
		50,000	(3)(4)	7.10	(4)	05/15/2027	—	—

Ken Bramlage	—	10,000	(5)	$4.30		05/15/2027	—	—

(1)	These stock options vest on the earlier of Mr. Howard’s termination for any reason other than for cause or May 15, 2020.
(2)

Prior to the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock and subject to vesting, Mr. Howard held options to purchase 50,000 common units of Tectonic Holdings at an exercise price of $3.55 (the “3-Year Tectonic Holdings Options”) and options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.15 (the “3-Year Tectonic Financial Options”), all such 3-Year Tectonic Holdings Options and 3-Year Tectonic Financial Options having the same exercisable date and expiration date. As a result of the Tectonic Holdings Merger and the reverse stock split, the 3-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $4.30. Additionally, as a result of the Tectonic Holdings Merger and the reverse stock split, the 3-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $4.30.

(3)	These stock options vest on the earlier of Mr. Howard’s termination for any reason other than for cause or May 15, 2021.
(4)

Prior to the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock and subject to vesting, Mr. Howard held options to purchase 50,000 common units of Tectonic Holdings at an exercise price of $3.55 (the “3-Year Tectonic Holdings Options”) and options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.15 (the “3-Year Tectonic Financial Options”), all such 3-Year Tectonic Holdings Options and 3-Year Tectonic Financial Options having the same exercisable date and expiration date. As a result of the Tectonic Holdings Merger and the reverse stock split, the 3-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $7.10. Additionally, as a result of the Tectonic Holdings Merger and the reverse stock split, the 3-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $7.10.

(5)

Prior to the 1-for-2 reverse stock split of the Company’s common stock, Mr. Bramlage held options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.15. As a result of the reverse stock split, such options became exercisable for 10,000 shares of the Company’s common stock at an exercise price of $4.30.

Potential Payments Upon a Termination of Employment or a Change in Control

Below we have described the severance and other change in control benefits to which Mr. Howard and Mr. Bramlage would be entitled upon a termination of employment and in connection with certain terminations of their employment or a change in control.

Severance.  If we terminate Mr. Sherman’s employment for any reason other than for “cause” (as defined in each respective employment agreement), or the executive terminates his employment for “good reason” (as defined in each respective employment agreement), the executive shall be entitled to (A) receive base salary through the date of such termination, (B) pay in lieu of any unused vacation in accordance with our normal practice, (C) any health benefits to which the executive is receiving immediately prior to such termination at the same expense as other employees for such selected employee benefit plans and programs for a period of 24 months (unless otherwise covered by another plan), and (D) a severance payment to be paid in 24 equal monthly installments, which equals an amount of cash equal to two times the sum of (x) the executive’s base salary at the time of termination, (y) the average annual bonus (excluding change of control payments) paid to the executive with respect to each of the three prior fiscal years, plus (z) a pro-rated annual bonus for the year in which the executive’s employment terminates. All of the amounts and benefits described above are conditioned upon the executive executing a general release and waiver of claims in a form provided by us at the time of termination.

If we terminate Mr. Howard’s employment for any reason other than for “cause,” or the executive terminates his employment for “good reason,” the executive shall be entitled to (A) receive base salary through the date of such termination, (B) pay in lieu of any unused vacation in accordance with our normal practice, (C) any health benefits to which the executive is receiving immediately prior to such termination at the same expense as other employees for such selected employee benefit plans and programs for a period of 24 months (unless otherwise covered by another plan), and (D) a severance payment to be paid in 24 equal monthly installments, which equals an amount of cash equal to two times the sum of (x) the executive’s base salary at the time of termination, (y) the average annual bonus (excluding change of control payments) paid to the executive with respect to each of the three prior fiscal years, plus (z) a pro-rated annual bonus for the year in which the executive’s employment terminates. All of the amounts and benefits described above are conditioned upon the executive executing a general release and waiver of claims in a form provided by us at the time of termination.

If we terminate Mr. Bramlage’s employment for any reason other than for “cause,” or the executive terminates his employment for “good reason,” the executive shall be entitled to (A) receive base salary through the date of such termination, (B) pay in lieu of any unused vacation in accordance with our normal practice, (C) any health benefits to which the executive is receiving immediately prior to such termination at the same expense as other employees for such selected employee benefit plans and programs for a period of 12 months (unless otherwise covered by another plan), and (D) a severance payment to be paid in 12 equal monthly installments, which equals an amount of cash equal to the sum of (x) the executive’s base salary at the time of termination, (y) the average annual bonus (excluding change of control payments) paid to the executive with respect to each of the three prior fiscal years, plus (z) a pro-rated annual bonus for the year in which the executive’s employment terminates. All of the amounts and benefits described above are conditioned upon the executive executing a general release and waiver of claims in a form provided by us at the time of termination.

Change in Control.  Subject to the terms of the respective employment agreements, in the event of a change in control (as defined in the respective employment agreement of Messrs. Howard and Bramlage), Mr. Howard will be eligible to receive a cash lump sum payment equal to 2.99 times his base amount (as defined in Section 280G(b)(3) of the Code) payable by us within 30 days upon a change in control or under such other terms as may be mutually agreed, and Mr. Bramlage will be eligible to receive a cash lump sum payment equal to 1.0 times his base amount payable by us within 30 days upon a change in control or under such other terms as may be mutually agreed. In the event that the executive is also entitled to any of the severance payments and benefits discussed above, any change in control will be offset by such amount.

Director Compensation

The following table shows compensation paid to members of our board of directors and the board of directors of TBI and the Bank during 2019. The Company’s non-employee directors received a fee of $3,750 per meeting paid in cash. For the joint board meetings held by TBI and the Bank, non-employee directors received a fee of $1,000 per meeting paid in cash, as well as the following committee meeting fees: $250 per audit committee meeting, $250 per ALCO committee meeting, $250 per technology committee meeting, $250 per trust committee meeting, $125 per loan committee meeting, $125 per executive committee meeting and $125 per compensation committee meeting, all paid in cash.

	Fees Earned or Paid in Cash		Stock/Option Awards(1)	Total
George L. Ball	$—		$—	$—
Barb Bomersbach	7,500			7,500
Darrell W. Cain	—		—	—
Steven B. Clapp	9,625	(2)	—	9,625
Patrick Howard	—		—	—
Eric Langford	23,625	(3)	—	23,625	(3)
Thomas McDougal	21,125	(4)	—	21,125	(4)
Thomas R. Sanders	13,625	(5)	—	13,625	(5)
A. Haag Sherman	—		—	—
Daniel C. Wicker	15,750	(6)	—	15,750	(6)

(1)	No stock/option awards were made to the directors during 2019.
(2)	Represents fees paid in cash for serving on the boards of directors of TBI and the Bank.
(3)	Includes $16,125 in fees paid in cash for serving on the boards of directors of TBI and the Bank.
(4)	Includes $13,625 in fees paid in cash for serving on the boards of directors of TBI and the Bank.
(5)	Represents fees paid in cash for serving on the boards of directors of TBI and the Bank.
(6)	Represents fees paid in cash for serving on the boards of directors of TBI and the Bank.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information regarding the beneficial ownership of our capital stock as of March 27, 2020 for:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each shareholder who beneficially owns more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name. Other than the directors and named executive officers and entities affiliated with such directors and named executive officers set forth in the table below, no person is known to us to be the beneficial owner of more than 5% of our outstanding common stock.

The percentage of beneficial ownership is based on (x) 6,678,750 shares of our common stock outstanding as of March 27, 2020, which includes options covering an aggregate of 110,000 shares held by Messrs. Howard and Bramlage, which are not vested; and (y) 1,725,000 shares of Series B preferred stock outstanding as of March 27, 2020.

Except as indicated below, the address for each shareholder listed in the table below is: 16200 Dallas Parkway, Suite 190, Dallas, Texas 75248.

	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage	Number	Percentage
Directors and Named Executive Officers
George L. Ball	208,457		3.12%	500	*
Barb Bomersbach	-		*	2,500	*
Darrell W. Cain(1)	215,100		3.22%	-	-
Steven B. “Brad” Clapp(1),(2)	215,100		3.22%	-	-
Patrick Howard	100,250	(3),(4)	1.50%	7,500	*
Eric Langford	250	(4)	*	-	-
Thomas McDougal	250	(4)	*	15,000	*
Thomas R. Sanders	215,100		3.22%	-	-
A. Haag Sherman(5)	2,151,000		32.21%	5,000	*
Daniel C. Wicker	215,100		3.22%	5,000	*
Ken Bramlage	10,000		*	-	-
Directors and Executive Officers as a Group (11 Persons)	3,330,607		49.87%	35,500	2.06%

*	Represents beneficial ownership of less than 1%.
(1)	All shares of our common stock are pledged to a third party bank under the terms of a loan agreement, which loan is current.
(2)	Includes 5,000 shares held in an IRA for the benefit of Mr. Clapp’s spouse.
(3)

Includes options covering 100,000 shares of our common stock, 50,000 of which vest on the earlier of Mr. Howard’s termination by the Company without cause, a change in control or May 15, 2020 and 50,000 of which vest on the earlier of Mr. Howard’s termination by the Company without cause, a change in control or May 15, 2021.

(4)

250 of these shares are subject to a repurchase right by the Company upon (i) the retirement of such individual as a director of the Bank, (ii) notice by either party of its desire to sell or repurchase the shares, as the case may be, or (iii) the filing of a bankruptcy petition affecting the director.

(5)

Includes 1,751,000 shares held by The Sherman 2018 Irrevocable Trust for which Mr. Sherman serves as trustee and 380,500 shares held by Sherman Tectonic FLP LP for which Mr. Sherman serves as the Chief Executive Officer of the general partner. Mr. Sherman has granted an option to certain other employees of Cain Watters to purchase from him or one of his affiliates up to 25,000 shares of our common stock at an exercise price of $2.15. In addition, Mr. Sherman granted the partners of Cain Watters an option to acquire our common stock, which vests in the event the revenues attributable to Cain Watters assets under management (after deducting any revenues paid by the Company to Cain Watters) (“CWA Revenues”), are greater than all other revenues of Tectonic Financial, or Other Revenues, during the fourth quarter of 2021. In such event, Mr. Sherman will be obligated to sell a number of shares of our common stock equal to the Option Percentage multiplied by the number of shares of our common stock held by Mr. Sherman. The Option Percentage shall be calculated generally as our total revenues, less CWA Revenues less 50%, provided that the Option Percentage shall be a positive number. To the extent that there has been dilution since February 5, 2015, the Option Percentage shall be proportionately reduced by such dilution.

(6)	Includes options covering 10,000 shares of our common stock, which vest on the earlier of Mr. Bramlage’s termination by the Company without cause, a change in control or May 15, 2021.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Controlled Company

We are a “controlled company” within the meaning of the NASDAQ corporate governance standards. As a result, although the members of our Audit Committee are required to be independent, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function under the NASDAQ rules. We intend to avail ourselves of the controlled company exemptions while we remain a controlled company.

Director Independence

Our Series B preferred stock is listed on the NASDAQ Global Market and, consequently, we are required to comply with the rules of the NASDAQ Stock Market with respect to the independence of directors who serve on our board of directors and its committees. Under the rules of NASDAQ, a majority of the members of the board of directors must be “independent directors” by the one-year anniversary of the time we cease to be a controlled company. The rules of NASDAQ, as well as those of the SEC, impose several other requirements with respect to the independence of our directors. Applying these standards, our board of directors has determined that each of Eric Langford, Thomas McDougal and Barb Bomersbach is an “independent director” as that term is defined in Rule 5605(a)(2) of the NASDAQ rules. The board of directors has also determined that the members of the Audit Committee are independent under the heightened standards of independence required by Section 5605(c)(2)(A) of the NASDAQ rules. In making these determinations, the board of directors considered the banking relationships with directors and their related interests which we enter into in the ordinary course of our business, the arrangements which are disclosed below in this Item 13 and the compensation arrangements described in Item 12 of this Form 10-K.

Certain Relationships and Related Party Transactions

Policies and Procedures Regarding Related Person Transactions

Transactions by us or the Bank with related persons are subject to regulatory requirements and restrictions. These requirements and restrictions include the Affiliates Act and the Federal Reserve’s Regulation W (which governs certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors and principal shareholders). We have adopted policies to comply with these regulatory requirements and restrictions.

In addition, our board of directors has adopted a written policy governing the approval of related person transactions that complies with all applicable requirements of the SEC and NASDAQ concerning related person transactions. Related person transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related person has or will have a direct or indirect material interest. Related persons of the Company include directors (including nominees for election as directors), executive officers, beneficial holders of more than 5% of our capital stock and the immediate family members of these persons. Our executive management team, in consultation with outside counsel, as appropriate, will review potential related person transactions to determine if they are subject to the policy. In determining whether to approve a related person transaction, that committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related person’s interest in the transaction, the appearance of an improper conflict of interest for any director or executive officer taking into account the size of the transaction and the financial position of the related person, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies.

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2018, and each proposed transaction in which:

•	we have been or are to be a participant;
•	the amount involved exceeds or will exceed $120,000; and
•

any of our directors, executive officers or beneficial holders of more than five percent of our capital stock, or any immediate family member, of or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Other Transactions

The Company. The following are related party agreements and transactions to which the Company and/or any of its subsidiaries are a party and which are discussed in the next section.

Cain Watters Services Agreement. Darrell W. Cain, the founder of Cain Watters, was a co-founder of T Bancshares, the predecessor, and served on the board of directors of T Bancshares when it was founded in 2003. At his request, the Bank established the trust department to serve clients of Cain Watters, which was accomplished in 2006. Since that time, the Bank has served as a fiduciary and custodian on behalf of clients referred by Cain Watters and, given the importance of this strategic relationship for both parties, partners of Cain Watters currently occupy four board seats of the Company and own approximately 31.20% of the issued and outstanding common stock of the Company. Notwithstanding the foregoing, the Company and Cain Watters have sought to have their relationship, as it relates to the trust services provided by the Bank, to be defined by an agreement. The Cain Watters – T Bank Agreement (the “Cain Watters Services Agreement”) was entered into as of August 23, 2012 by and between the Bank and Cain Watters. Under this agreement, each party agrees to preserve one another’s business relationships with their respective clients, including mutual clients, and agrees not to solicit or otherwise encourage clients to change service providers with respect to the services provided to such clients by one another. This provision includes Cain Watters’ best efforts to preserve the Bank’s business relationships with clients of Cain Watters with respect to the Bank CIFs. This agreement expires on December 1, 2022. The Cain Watters Service Agreement can be terminated earlier, among other events, upon the termination of the Tectonic Advisors Agreement, which can be terminated upon (among other things) a change of control of the Bank. No fee is payable under this agreement.

As Successor in Interest to Tectonic Holdings. The following are related party agreements and transactions to which Tectonic Holdings and/or each of its subsidiaries (Tectonic Advisors, Sanders Morris, HWG and/or Miller-Green) were a party and which are not previously described in the preceding section.

Guarantees by Affiliates. In May 2017, Tectonic Holdings, along with Tectonic Advisors and Sanders Morris, guaranteed a bank stock loan of T Bancshares, a subsidiary the Company, with The Independent BankersBank, N.A. in the amount of $12.0 million related to the acquisition of T Bancshares and the Bank by the Company, or the Guarantee.  The bank stock loan bore interest at Prime plus 0.75%, adjusting daily.  As of December 31, 2018, having refinanced a portion of this debt through other facilities, the outstanding amount under this facility was approximately $1.9 million.  The Company paid off the bank stock loan on May 31, 2019.

Related Party Loan. Prior to the merger and our initial public offering in May 2019, Tectonic Advisors had an unsecured note payable with DCFH, an entity which has as its general partner a corporation owned by Darrell W. Cain, non-executive Co-Chairman of the Company.  On January 1, 2017, Tectonic Advisors and DCFH entered into an agreement under which the outstanding principal and interest were rolled into the new principal amount of $7.4 million. The initial interest rate was 18% for the first six months (with interest paid in kind and added to principal), after which the interest rate changed to 10% for the remaining 54 months, during which interest of $67,000 is remitted monthly. For the years ended December 31, 2019 and 2018, Tectonic Advisors incurred interest of $297,000 and $803,000, respectively. There was no accrued interest balance as of December 31, 2019 and 2018.  As of December 31, 2019 and 2018, the balance on Tectonic Advisors’ note payable was $0 and $8.0 million (including accrued but unpaid interest thereon), respectively.  In connection with the merger and the initial public offering, the principal amount outstanding under this note was converted to noncumulative, perpetual preferred stock of the Company, which was then repurchased and retired by the Company on July 12, 2019.

Due Diligence Agreement. On February 15, 2006, III:I Financial Management Research, L.P. (since renamed Tectonic Advisors) and Cain Watters entered into an agreement pursuant to which Tectonic Advisors would provide the following services to Cain Watters: (a) research on investments and securities, (b) asset selection and allocation analysis, (c) due diligence on asset management companies and managers, (d) research on long and short-term prospects for investments in all markets and in all forms, (e) capital market analysis, (f) research on anticipated national and global economic issues and outlooks, (g) research on the economic environment, investments and securities of other countries, (h) assistance in coordination, implementation, and management of investment solutions, (i) performance of a defined list of investment related “global services,” specifically for pension clients of Cain Watters and (j) certain other services. In addition, Tectonic Advisors provides certain reporting and other information. The fees paid under this agreement are set forth in the Support Services Agreement described below. The term of this agreement is through January 14, 2026, with automatic one-year renewals unless terminated by either party.

Support Services Agreement. The Support Services Agreement, dated February 5, 2015 (the “Support Services Agreement”), was entered into by and between Tectonic Advisors and Cain Watters. Pursuant to the Support Services Agreement, Cain Watters agreed to provide Tectonic Advisors with support services, including compliance, human resources, technology, accounting and other services. In addition, pursuant to the Support Services Agreement, the parties agreed to a global fee relationship covering services provided by Tectonic Advisors to Cain Watters’ assets, including those covered by the Due Diligence Agreement described above. In particular, the agreement provides for the following compensation to Tectonic Advisors: (a) 35 basis points of Cain Watters’ assets under management or (b) if Cain Watters’ revenues are less than 45 basis points on client assets, then Tectonic Advisors receives 77% of the combined asset management revenues of Cain Watters, subject to certain minimums for Cain Watters. Currently, Cain Watters’ revenues are higher than 45 basis points on client assets. The Support Services Agreement terminates on the dissolution or liquidation of either party. However, upon a change of control of Tectonic Advisors (either directly or indirectly), Cain Watters and Tectonic Advisors will negotiate an extension of the Support Services Agreement for a mutually agreeable length of time. During the years ended December 31, 2019 and 2018, Tectonic Advisors earned $1.5 million and $1.4 million, respectively, under the Support Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of operations. Tectonic Advisors had $193,000 and $198,000 in fees receivable related to these services at December 31, 2019 and 2018, respectively.

Fee Allocation Agreement. In January 2006, Tectonic Advisors entered into an agreement with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $186,000 payable to Cain Watters related to this agreement at each of December 31, 2019 and 2018, which are included in the accounts payable, related parties line items in the consolidated balance sheets.

Management Agreements. Under the Amended Management Services Agreement, Tectonic Advisors, Sanders Morris, HWG and Miller-Green paid $15,000, $4,000, $1,000, and $1,000 monthly, respectively, to Tectonic Services, and other amounts as agreed. Tectonic Services is the managing member of Tectonic Holdings and each of its subsidiaries, including Tectonic Advisors. The owners of Tectonic Services together own approximately 70% of Tectonic Holdings. During the years ended December 31, 2019 and 2018, the Company incurred $117,000 and $348,000, respectively, under the Amended Management Services Agreement, which is included in other operating expenses in the consolidated statements of operations. There was no amount payable to Tectonic Services under these agreements as of December 31, 2019. As of December 31, 2018,there was a $100,000 payable to Tectonic Services under these agreements. Tectonic Services was dissolved in connection with the merger and this agreement was terminated.

CWA Insurance Contribution Agreement. During May 2015, Tectonic Holdings entered into an agreement with Cain Watters under which Cain Watters agrees to refer its clients to Tectonic Holdings, and through it, HWG, so that HWG may present insurance products and solutions for sale to clients of Cain Watters.

Recruitment Incentive Note Receivable. Notes receivable, related parties represents amounts provided to or paid on behalf of financial advisors primarily as a recruitment incentive. Amounts provided to financial advisors as notes receivable, related parties are forgiven on a fixed repayment schedule. The amortization period for the notes receivable, related parties does not exceed three years. Notes receivable, related parties was $0 and $58,000 as of December 31, 2019 and 2018, respectively.

Other Related Transactions. Other miscellaneous related party transactions resulted in other amounts due from related parties in the amounts of $3,000 and $66,000, included within accounts receivable, related parties on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Ordinary Banking Relationships

Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with us or the Bank in the ordinary course of business. These transactions include deposits, loans, wealth management products and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. Any loans we originate with officers, directors and principal shareholders, as well as their immediate family members and affiliates, are approved by our board of directors in accordance with the Bank’s regulatory requirements.

As of the date of this Form 10-K, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

Item 14.	Principal Accountant Fees and Services

Audit Committee Pre-Approval

The Audit Committee’s charter authorizes the Audit Committee to approve, in advance, all auditing services and non-audit services that are otherwise permitted by law that are provided to the Company by its independent auditors. In addition, the Audit Committee has the authority to review and, in its sole discretion, approve in advance the Company’s independent auditors’ annual engagement letter, including the proposed fees contained therein.

Fees Billed by Independent Registered Public Accounting Firm

The Audit Committee has reviewed the following audit and non-audit fees billed to the Company by Whitley Penn LLP for 2019 and 2018 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence, and concluded that such fees did not impair Whitley Penn LLP’s independence. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by Whitley Penn LLP before the services are performed, including all of the services described under “Audit Fees” and “Audit-Related Fees,” “Tax Fees” and “All Other Fees” below. The Audit Committee has pre-approved all of the services provided by Whitley Penn LLP in accordance with the policies and procedures described in the section titled “—Audit Committee Pre-Approval.”

	For the Year Ended December 31,
	2019	2018
Audit Fees(1)	$148,683	$149,144
Audit-Related Fees(2)	198,221	613
Tax Fees(3)	85,173	64,234
All Other Fees(4)	1,600	1,825
Total Fees	$433,677	$215,816

(1)

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and a review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements for those years.

(2)

Audit-related fees consist of issuance of consent letters for relevant SEC filings, the filing of our Registration Statement on Form S-1 related to our initial public offering, and other services not required by stature or regulation.

(3)	Tax compliance fees consisted of tax return filing fees and miscellaneous state and federal income tax related issues.
(4)	Fees incurred related to accounting research subscription.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

2.1

Amended and Restated Agreement and Plan of Merger by and between T Acquisition, Inc. and Tectonic Holdings, LLC, dated March 28, 2019 (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)(incorporated by reference from Exhibit 2.1 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949))

2.2

Purchase and Sale Agreement by and between Tectonic Holdings, LLC and Summer Wealth Management, LLC, dated August 3, 2016, as amended (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)(incorporated by reference from Exhibit 2.2 to the Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 230949))

3.1

Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the SEC on May 9, 2019 (File No. 333-230949))

3.2

Certificate of Designation of 10.0% Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))

3.3

Certificate of Designation of 9.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))

3.4	Certificate of Amendment to effect Reverse Stock Split (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))
3.5	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
4.1

Specimen common stock certificate of Tectonic Financial, Inc. (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

4.2

Subordinated Note Purchase Agreement for 7.125% Fixed-to-Floating Subordinated Notes due 2027, dated July 17, 2017 (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

4.3	Description of Series B Preferred Stock*
10.1†

Employment Agreement of A. Haag Sherman, dated May 1, 2019 (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.2†

Amended and Restated Employment Agreement of Patrick Howard, dated May 1, 2019 (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.3†

Amended and Restated Employment Agreement of Ken Bramlage, dated May 1, 2019 (incorporated by reference from Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.4†

T Acquisition, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949)).

10.5†

Form Notice of Stock Option Award and of Stock Option Award Agreement under T Acquisition, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949)).

10.6

Advances and Security Agreement by and between the Federal Home Loan Bank of Dallas and T Bank, N.A., dated June 29, 2006 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.7

Fee Allocation Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), dated July 17, 2008 (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.8

Due Diligence Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), dated February 15, 2006 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.8.1

Supplement to Due Diligence Agreement by and between Cain, Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), dated November 5, 2007 (incorporated by reference from Exhibit 10.8.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.9

Investment Advisory Agreement by and between T Bank, N.A. and III:I Financial Management Research, L.P., dated August 23, 2012 (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.10

Agreement by and between T Bank, N.A. and Cain Watters & Associates, P.L.L.C., dated August 23, 2012 (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.11

Unit Option - Buy Down Agreement by and between A. Haag Sherman and the optionees named therein, dated February 5, 2015 (incorporated by reference from Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.12

Management Services Agreement by and between Tectonic Advisors, LLC and Tectonic Services, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.13

Amended and Restated Promissory Note payable to TIB The Independent BankersBank, N. A., dated May 11, 2017 (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.14

Loan Agreement by and among Tectonic Merger Sub, Inc., T Bancshares, Inc. and TIB The Independent Bankers Bank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.15

Guaranty Agreement by and between Sanders Morris Harris LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.16

Guaranty Agreement by and between Tectonic Advisors, LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.17

Guaranty Agreement by and between Tectonic Holdings, LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.18

Renewal, Extension, and Modification of Loan by and among Tectonic Merger Sub, Inc., T Bancshares, Inc. and TIB The Independent BankersBank, N.A., dated May 11, 2018 (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.19

Management Services Agreement by and between Tectonic Holdings, LLC and Tectonic Services, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.19.1

Amendment to Management Services Agreement by and between Tectonic Advisors, LLC, Sanders Morris Harris LLC, Miller-Green Financial Services, LLC, HWG Insurance Agency, LLC and Tectonic Services, LLC, dated March 1, 2017 (incorporated by reference from Exhibit 10.19.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.19.2

Second Amendment to Management Services Agreement by and between Tectonic Services, LLC, Tectonic Advisors, LLC, Sanders Morris Harris LLC, Miller-Green Financial Services LLC and HWG Insurance Agency LLC, dated October 1, 2017 (incorporated by reference from Exhibit 10.19.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.20

Support Services Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC, dated February 5, 2015 (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tectonic Financial agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request) (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.21

Insurance Contribution Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Holdings, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.22

Amended and Restated Investment Advisory Agreement by and between T Bank, N.A. and Tectonic Advisors, LLC, dated May 14, 2015 (incorporated by reference from Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.23

Loan Agreement by and between Dental Community Financial Holdings, Ltd., and Tectonic Advisors, LLC, dated January 1, 2017 (incorporated by reference from Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.23.1

Promissory Note made payable to Dental Community Financial Holdings, Ltd. by Tectonic Advisors, LLC, dated January 1, 2017 (incorporated by reference from Exhibit 10.23.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.24

Tax Sharing Agreement by and between T Acquisition, Inc., T Bancshares, Inc. and T Bank N.A., dated May 15, 2017 (incorporated by reference from Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.25

Tax Sharing Agreement by and between T Acquisition, Inc. and Tectonic Holdings, LLC, effective May 15, 2017 (incorporated by reference from Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.26

Expense Sharing Agreement by and between T Bank N.A. and Tectonic Holdings, LLC, effective May 15, 2017 (incorporated by reference from Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

21.1	Subsidiaries of Tectonic Financial, Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tectonic Financial, Inc.

Dated:	March 30, 2020	By:	/s/ A. Haag Sherman
A. Haag Sherman

Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ A. Haag Sherman	Director, Chairman, Chief Executive Officer and	March 30, 2020
A.Haag Sherman	Principal Executive Officer

/s/ Ken Bramlage	Executive Vice President, Chief Financial Officer and	March 30, 2020
Ken Bramlage	Principal Accounting Officer

/s/ Patrick Howard	Director and President	March 30, 2020
Patrick Howard

/s/ George L. Ball	Director	March 30, 2020
George L. Ball

/s/ Barb Bomersbach	Director	March 30, 2020
Barb Bomersbach

/s/ Darrell Cain	Director	March 30, 2020
Darrell Cain

/s/ Steven B. Clapp	Director	March 30, 2020
Steven B. Clapp

/s/ Eric Langford	Director	March 30, 2020
Eric Langford

/s/ Thomas McDougal	Director	March 30, 2020
Thomas McDougal, DDS

/s/ Thomas Sanders	Director	March 30, 2020
Thomas Sanders

/s/ Daniel C. Wicker	Director	March 30, 2020
Daniel C. Wicker