Form 10-Q
period 2020-03-31
Tectonic Financial, Inc.
filed 2020-05-15
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock as of May 14, 2020 was 6,568,750 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$4,984	$5,669
Interest-bearing deposits	66,202	13,828
Federal funds sold	212	706
Total cash and cash equivalents	71,398	20,203
Securities available for sale	12,190	12,677
Securities held to maturity	6,275	6,349
Securities, restricted at cost	2,424	2,417
Securities, not readily marketable	100	100
Loans held for sale	10,567	9,894
Loans, net of allowance for loan losses of $2,221 and $1,408, respectively	290,701	289,671
Bank premises and equipment, net	5,053	5,200
Core deposit intangible, net	1,129	1,180
Goodwill	10,729	10,729
Other assets	7,042	6,637
Total assets	$417,608	$365,057

LIABILITIES
Demand deposits:
Non-interest-bearing	$33,075	$33,890
Interest-bearing	68,555	65,359
Time deposits	245,277	184,352
Total deposits	346,907	283,601
Borrowed funds	-	12,000
Subordinated notes	12,000	12,000
Deferred tax liabilities	386	194
Other liabilities	5,749	6,787
Total liabilities	365,042	314,582

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019)	17	17
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at March 31, 2020 and December 31, 2019)	66	66
Additional paid-in capital	39,074	39,050
Retained earnings	13,301	11,288
Accumulated other comprehensive income	108	54
Total shareholders’ equity	52,566	50,475
Total liabilities and shareholders’ equity	$417,608	$365,057

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data and share amounts)	2020	2019
Interest Income
Loan, including fees	$4,741	$3,831
Securities	312	209
Federal funds sold	2	3
Interest-bearing deposits	60	65
Total interest income	5,115	4,108
Interest Expense
Deposits	1,258	1,146
Borrowed funds	241	290
Total interest expense	1,499	1,436
Net interest income	3,616	2,672
Provision for loan losses	788	83
Net interest income after provision for loan losses	2,828	2,589
Non-interest Income
Trust income	1,277	1,181
Gain on sale of loans	432	-
Advisory income	2,494	2,202
Brokerage income	2,071	2,062
Service fees and other income	1,736	1,638
Rental income	91	82
Total non-interest income	8,101	7,165
Non-interest Expense
Salaries and employee benefits	4,904	4,362
Occupancy and equipment	624	614
Trust expenses	555	477
Brokerage and advisory direct costs	486	419
Professional fees	392	445
Data processing	199	249
Other	662	630
Total non-interest expense	7,822	7,196
Income before Income Taxes	3,107	2,558
Income tax expense	706	364
Net Income	2,401	2,194
Preferred stock dividends	388	201
Net income available to common stockholders	$2,013	$1,993

Earnings per common share:
Basic	$0.31	$0.30
Diluted	0.31	0.30

Weighted average common shares outstanding	6,568,750	6,568,750
Weighted average diluted shares outstanding	6,568,750	6,568,750

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net Income	$2,401	$2,194
Other comprehensive income:
Change in unrealized gain on investment securities available for sale	68	197
Tax effect	(14)	(42)
Other comprehensive income	54	155
Comprehensive Income	$2,455	$2,349

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$1	$-	$66	$31,485	$6,130	$(209)	$37,473
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(201)	-	(201)
Net income	-	-	-	-	2,194	-	2,194
Other comprehensive income	-	-	-	-	-	155	155
Stock based compensation	-	-	-	24	-	-	24
Balance at March 31, 2019	$1	$-	$66	$31,509	$7,473	$(54)	$38,995

Balance at January 1, 2020	$-	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	2,401	-	2,401
Other comprehensive income	-	-	-	-	-	54	54
Stock based compensation	-	-	-	24	-	-	24
Balance at March 31, 2020	$-	$17	$66	$39,074	$13,301	$108	$52,566

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$2,401	$2,194
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	788	83
Depreciation and amortization	150	145
Accretion of discount on loans	(34)	(3)
Core deposit intangible amortization	51	50
Securities premium amortization, net	9	12
Origination of loans held for sale	(8,704)	(5,853)
Proceeds from payments and sales of loans held for sale	6,640	48
Gain on sale of loans	(432)	-
Stock based compensation	24	24
Deferred income taxes	177	(48)
Servicing asset amortization	690	288
Net change in:
Other assets	(1,003)	(2,141)
Other liabilities	(1,037)	767
Net cash used in operating activities	(280)	(4,434)
Cash Flows from Investing Activities
Acquisition of business	-	(2,500)
Purchase of securities available for sale	(2,011)	(74,996)
Principal payments, calls and maturities of securities available for sale	2,564	75,322
Principal payments of securities held to maturity	66	101
Purchase of securities, restricted	(7)	(2,341)
Proceeds from sale of securities, restricted	-	2,334
Net change in loans	(52)	1,437
Purchases of premises and equipment	(3)	(108)
Net cash provided by (used in) investing activities	557	(751)
Cash Flows from Financing Activities
Net change in demand deposits	2,381	836
Net change in time deposits	60,925	2,810
Proceeds from borrowed funds	23,000	95,584
Repayment of borrowed funds	(35,000)	(95,620)
Distributions to Tectonic Holdings members prior to Tectonic Merger	-	(650)
Dividends paid on Series A preferred shares	-	(201)
Dividends paid on Series B preferred shares	(388)	-
Net cash provided by financing activities	50,918	2,759
Net change in cash and cash equivalents	51,195	(2,426)
Cash and cash equivalents at beginning of period	20,203	18,458
Cash and cash equivalents at end of period	$71,398	$16,032

Non Cash Transactions
Lease liabilities incurred in exchange for right-of-use assets	$-	$192
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,715	$1,626
Income taxes	$-	$480

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

Following the Tectonic Merger, we operate through four main direct and indirect subsidiaries: (i) TBI, which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national banking association (the “Bank”), (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and registered investment advisor with the Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

We are headquartered in Dallas, Texas. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas and Plano, Texas. Our Houston office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our other Dallas office, which is a branch office of Sanders Morris, is at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is in Plano at 6900 Dallas Parkway, Suite 625, Plano, Texas, and also includes a branch office of HWG.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain Watters & Associates L.L.C. (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the trust operations in April 2006, which has been amended from time to time, most recently in July 2016. See Note 13, Related Parties, to these consolidated financial statements for more information.

In January 2019, the Bank acquired the assets of The Nolan Company (“Nolan”), a third-party administrator (“TPA”), based in Overland Park, Kansas. Founded in 1979, Nolan offers TPA services as a division of the Bank, and provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for retirement plans. Approximately half of the retirement plans are serviced by our trust department. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

The Company consummated the initial public offering of its 9.00% Fixed-to-Float Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B preferred stock”) in May 2019 (the “initial public offering”). In connection with the initial public offering, the Company issued and sold 1,725,000 shares of its Series B preferred stock, including 225,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $10.00 per share, for aggregate gross proceeds of $17.25 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $15.5 million.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TBI, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Transactions Between Entities Under Common Control. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements, including our earnings per share calculations, have been retrospectively adjusted to reflect the effect of the Tectonic Merger. This includes the acquisition of Sanders Morris, HWG and Tectonic Advisors described below under Note 2, Tectonic Merger and Initial Public Offering of Series B Preferred Stock, for all periods subsequent to May 15, 2017, the earliest date at which the entities were under common control. Therefore, the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2019, although the period falls prior to the Tectonic Merger, represents the combination of the results of operations of TFI and Tectonic Holdings. In addition, all intercompany transactions and balances are eliminated in consolidation. In addition, the computation of all share and per share amounts in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been adjusted retroactively to reflect the reverse stock split, which the Company completed immediately after the completion of the Tectonic Merger.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019 in the audited financial statements included within our Annual Report on Form 10-K (File No 001-38910), filed with the SEC on March 31, 2020 (“Form 10-K”).

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the full year ending December 31, 2020.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared COVID-19 to be a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

Although the Company’s current estimates are based on management’s evaluation of current conditions and how we expect them to change in the future, due to the impact that the COVID-19 pandemic has had on financial markets and the economy both locally and nationally, it is reasonably possible that the COVID-19 pandemic could materially affect these significant estimates and the Company’s results of operations and financial condition. See Part II, Item 1.A. “Risk Factors” of this Form 10-Q.

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan loss and record additional provision for loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

In addition, the effects of the COVID-19 pandemic could cause what management would deem to be a triggering event that could, under certain circumstances, cause us to perform goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period.

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

	Three months ended March 31,
(In thousands, except per share data)	2020	2019
Net income available to common shareholders	$2,013	$1,993
Average shares outstanding	6,569	6,569
Effect of common stock-based compensation	-	-

Average diluted shares outstanding	6,569	6,569

Basic earnings per share	$0.31	$0.30
Diluted earnings per share	$0.31	$0.30

As of March 31, 2020, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $5.37, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive.

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

Note 3. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,181	$66	$-	$9,247
Mortgage-backed securities	2,873	70	-	2,943
Total securities available for sale	$12,054	$136	$-	$12,190

Securities held to maturity:
Property assessed clean energy	$6,275	$-	$-	$6,275
Securities, restricted:
Other	$2,424	$-	$-	$2,424

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,684	$83	$36	$10,731
Mortgage-backed securities	1,925	21	-	1,946
Total securities available for sale	$12,609	$104	36	$12,677

Securities held to maturity:
Property assessed clean energy	$6,349	$-	-	$6,349

Securities, restricted:
Other	$2,417	$-	-	$2,417

Securities not readily marketable	$100	$-	-	$100

Securities available for sale consist of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consists of Property Assessed Clean Energy investments. These investment contracts or bonds located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Securities, restricted consist of Federal Reserve Bank of Dallas (“FRB”) and Federal Home Loan Bank of Dallas (“FHLB”) stock, which are carried at cost.

As of March 31, 2020 and December 31, 2019, securities available for sale with a fair value of $845,000 and $902,000, respectively, were pledged against trust deposit balances held at the Bank.

As of March 31, 2020 and December 31, 2019, the Bank held FRB stock in the amount of $1.2 million and FHLB stock in the amounts of $1.3 million and $1.2 million, respectively, all of which was classified as restricted securities.

As of March 31, 2020 and December 31, 2019, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

There were no individual investment securities that have been in a continuous loss position as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities as of March 31, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$2,874	$2,907	$672	$672
Due after five years through ten years	5,997	6,024	2,817	2,817
Due after ten years	310	316	2,786	2,786
Mortgage-backed securities	2,873	2,943	-	-
Total	$12,054	$12,190	$6,275	$6,275

Note 4. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$88,591	$85,476
Consumer installment	5,570	3,409
Real estate – residential	5,205	5,232
Real estate – commercial	49,257	46,981
Real estate – construction and land	9,205	7,865
SBA:
SBA 7(a) guaranteed	65,534	69,963
SBA 7(a) unguaranteed	46,246	47,132
SBA 504	22,516	22,591
USDA	797	2,430
Other	1	-
Gross Loans	292,922	291,079
Less:
Allowance for loan losses	2,221	1,408
Net loans	$290,701	$289,671

As of March 31, 2020, our loan portfolio included $70.9 million of loans, approximately 24.2% of our total funded loans, to the dental industry. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $10.6 million and $9.9 million of SBA loans held for sale as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company sold $6.2 million of SBA loans, resulting in a gain on sale of loans of $432,000. The Company elected to reclassify $1.7 million of the SBA 7(a) loans held for sale to loans held for investment during the three months ended March 31, 2020.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$-	$60
Real estate - commercial	88	-
SBA guaranteed	1,118	4,892
SBA unguaranteed	724	1,039
Total	$1,930	$5,991

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed by the President of the United States that included an option for entities to delay the implementation of ASU 2016-13 until the earlier of (x) the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates, or (y) December 31, 2020.  In addition, the provisions of the CARES Act include an election to suspend accounting for troubled debt restructurings in certain circumstances, such as extensions or deferrals, related to the COVID-19 pandemic made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.

As of March 31, 2020 and December 31, 2019, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the three months ended March 31, 2020 and the year ended December 31, 2019.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2020						Three Months Ended
Commercial and industrial	$-	$-	$-	$-	$-	$40	$-
SBA	5,309	1,842	-	1,842	-	4,568	61
Total	$5,309	$1,842	$-	$1,842	$-	$4,608	$61

December 31, 2019						Year Ended
Commercial and industrial	$70	$60	$-	$60	$-	$62	$-
SBA	6,523	5,931	-	5,931	-	4,091	287
Total	$6,593	$5,991	$-	$5,991	$-	$4,153	$287

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
March 31, 2020
Commercial and industrial	$-	$-	$-	$88,591	$88,591	$-
Consumer installment	-	-	-	5,570	5,570	-
Real estate – residential	-	-	-	5,205	5,205	-
Real estate – commercial	870	166	1,036	48,221	49,257	78
Real estate – construction and land	-	-	-	9,205	9,205	-
SBA	-	1,842	1,842	132,454	134,296	-
USDA	-	-	-	797	797	-
Other	-	-	-	1	1	-
Total	$870	$2,008	$2,878	$290,044	$292,922	$78

December 31, 2019
Commercial and industrial	$571	$-	$571	$84,905	$85,476	$-
Consumer installment	-	-	-	3,409	3,409	-
Real estate – residential	-	-	-	5,232	5,232	-
Real estate – commercial	521	-	521	46,460	46,981	-
Real estate – construction and land	-	-	-	7,865	7,865	-
SBA	-	5,931	5,931	133,755	139,686	-
USDA	-	-	-	2,430	2,430	-
Other	-	-	-	-	-	-
Total	$1,092	$5,931	$7,023	$284,056	$291,079	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial and industrial	$88,045	$546	$-	$-	$-	$88,591
Consumer installment	5,570	-	-	-	-	5,570
Real estate – residential	5,205	-	-	-	-	5,205
Real estate – commercial	49,169	-	-	88	-	49,257
Real estate – construction and land	9,205	-	-	-	-	9,205
SBA	121,262	10,207	2,103	724	-	134,296
USDA	797	-	-	-	-	797
Other	1	-	-	-	-	1
Total	$279,254	$10,753	$2,103	$812	$-	$292,922

December 31, 2019
Commercial and industrial	$84,838	$578	$-	$60	$-	$85,476
Consumer installment	3,409	-	-	-	-	3,409
Real estate – residential	5,232	-	-	-	-	5,232
Real estate – commercial	46,981	-	-	-	-	46,981
Real estate – construction and land	7,865	-	-	-	-	7,865
SBA	127,004	9,506	2,137	$1,039	-	139,686
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$277,759	$10,084	$2,137	$1,099	$-	$291,079

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Three months ended:
March 31, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408
Provision for loan losses	421	48	21	228	62	8	-	-	788
Charge-offs	-	-	-	-	-	(11)	-	-	(11)
Recoveries	33	-	-	-	-	3	-	-	36
Net recoveries (charge-offs)	33	-	-	-	-	(8)	-	-	25
Ending balance	$955	$75	$43	$575	$138	$435	$-	$-	$2,221

March 31. 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$-	$874
Provision for loan losses	4	-	(7)	15	4	67	-	-	83
Charge-offs	-	-	-	-	-	(18)	-	-	(18)
Recoveries	-	-	-	-	-	-	-	-	-
Net charge-offs	-	-	-	-	-	(18)	-	-	(18)
Ending balance	$423	$27	$20	$225	$38	$206	$-	$-	$939

The Company’s allowance for loan losses as of March 31, 2020 and December 31, 2019 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	-	$-
Loans collectively evaluated for impairment	955	75	43	575	138	435	-	-	2,221
Ending balance	$955	$75	$43	$575	$138	$435	$-	-	$2,221

December 31, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	-	$-
Loans collectively evaluated for impairment	501	27	22	347	76	435	-	-	1,408
Ending balance	$501	$27	$22	$347	$76	$435	$-	-	$1,408

The Company’s recorded investment in loans as of March 31, 2020 and December 31, 2019 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$1,842	$-	-	$1,842
Loans collectively evaluated for impairment	88,591	5,570	5,205	49,257	9,205	132,454	797	1	291,080
Ending balance	$88,591	$5,570	$5,205	$49,257	$9,205	$134,296	$797	1	$292,922

December 31, 2019
Loans individually evaluated for impairment	$60	$-	$-	$-	$-	$5,931	$-	-	$5,991
Loans collectively evaluated for impairment	85,416	3,409	5,232	46,981	7,865	133,755	2,430	-	285,088
Ending balance	$85,476	$3,409	$5,232	$46,981	$7,865	$139,686	$2,430	-	$291,079

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

On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet, under right-of-use assets and corresponding lease liabilities. See Note 1, Organization and Significant Accounting Policies, to these consolidated financial statements for more information. The right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of March 31, 2020 and December 31, 2019, right-of-use assets totaled $1.1 million and $1.2 million, respectively, and are reported as other assets on our accompanying consolidated balance sheet. The related lease liabilities totaled $1.2 million and $1.4 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of March 31, 2020, the weighted average remaining lease term is just over two years, and the weighted average discount rate is 4.63%.

As of March 31, 2020, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2020	$577
2021	429
2022	175
2023	76
2024 and thereafter	7
Total minimum rental payments	1,264

Less: Minimum sublease rentals	(17)
Net minimum rental payments	1,247
Less: Interest	(45)
Present value of lease liabilities	$1,202

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2020 were $1.1 million through 2027.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Goodwill	$10,729	$10,729
Core deposit intangible	1,129	1,180

The Company recorded goodwill of $2.4 million during the first quarter of 2019 in connection with the acquisition of the assets of Nolan. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to eight years. The core deposit intangible amortization totaled $51,000 and $50,000 for the three months ended March 31, 2020 and 2019, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of March 31, 2020 and December 31, 2019 were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(579)	(528)
Net carrying amount	$1,129	$1,180

The estimated amortization expense of the core deposit intangible remaining as of March 31, 2020 is as follows:

(In thousands)
2020 remaining	$151
2021	201
2022	208
2023	210
2024	210
Thereafter	149
Total	$1,129

Note 7. Deposits

Time deposits of $250,000 and over totaled $62.2 million and $37.4 million as of March 31, 2020 and December 31, 2019, respectively.

Deposits were as follows:

(In thousands, except percentages)	March 31, 2020		December 31, 2019
Non-interest bearing demand	$33,075	9%	$33,890	12%
Interest-bearing demand (NOW)	3,784	1	4,546	1
Money market accounts	59,419	17	56,144	20
Savings accounts	5,352	2	4,669	2
Time deposits $100,000 and over	238,201	69	178,004	63
Time deposits under $100,000	7,076	2	6,348	2
Total	$346,907	100%	$283,601	100%

As of March 31, 2020 the scheduled maturities of time deposits were as follows:

(In thousands)
2020	$122,303
2021	68,294
2022	29,945
2023	13,781
2024	6,099
2025	4,855
Total	$245,277

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of March 31, 2020 and December 31, 2019 was insignificant.

Note 8. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $46.6 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2020. As of December 31, 2019, the Company had $12.0 million in borrowings with FHLB, which consisted of an overnight advance of $2.0 million with an interest rate of 1.45%, and a $10.0 million six-month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $31.5 million, which is secured by commercial loans. The Company had no borrowings from the FRB at March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 9. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and Tectonic Financial, Inc.

Under the 401(k) plan covering the Bank’s employees, an employee may contribute up to 6% of his or her annual compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.

Under the safe harbor provision of the 401(k) plan adopted by both Sanders Morris, Tectonic Advisors and Tectonic Financial, Inc., the relevant employer is required to contribute 3% of eligible wages to the plan, up to the maximum amount under Internal Revenue Service (“IRS”) guidance, regardless of the level of the employee’s contributions. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance. At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the three months ended March 31, 2020 and 2019.

The amount of employer contributions charged to expense under the two plans was $124,000 and $87,000 for the three months ended March 31, 2020 and 2019, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of March 31, 2020 and December 31, 2019.

Note 10. Income Taxes

Income tax expense was $706,000 and $364,000 for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective income tax rate was 22.7% and 14.2% for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate differed materially from the U.S. statutory rate of 21% for the three months ended March 31, 2019 due to Tectonic Advisor’s and Sanders Morris tax status as a partnership for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

Net deferred tax liabilities totaled $386,000 and $194,000 at March 31, 2020 and December 31, 2019, respectively.

The Company files U.S. federal and state income tax returns.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan was amended and restated by the Company and its shareholders effective March 27, 2019 in connection with the Company’s initial public offering. The Plan is administered by the Compensation Committee of the Board and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant.

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model.

No stock options were granted during the three months ended March 31, 2020 or 2019.

As of March 31, 2020, there were 50,000 stock options outstanding that vest on the third anniversary of the grant date, May 15, 2020, and 140,000 stock options outstanding that vest on the fourth anniversary of the grant date, May 15, 2021. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $24,000 for the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $79,000 of total unrecognized compensation cost.

There was no activity in the Plan for the three months ended March 31, 2020 and 2019. The number of shares outstanding and the weighted average exercise price as of March 31, 2020 and December 31, 2019 was 190,000 and $5.37. The weighted average contractual life as of March 31, 2020 and December 31, 2019 was 7.12 years and 7.37 years, respectively.

Stock options outstanding at the end of the period had immaterial aggregate intrinsic values.

The weighted-average grant date fair value of the options as of March 31, 2020 and December 31, 2019 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger had occurred upon the date at which the entities came under common control.

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

The following table summarizes loan commitments:

(In thousands)	March 31, 2020	December 31, 2019
Undisbursed loan commitments	$25,790	$31,589
Standby letters of credit	172	172
	$25,962	$31,761

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of March 31, 2020 and December 31, 2019.

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

Note 13. Related Parties

Management agreements with Services:  Through May 2019, the Company had management services agreements (the “Tectonic Management Services Agreement”) with Tectonic Services, LLC (“Tectonic Services”). Tectonic Services was the Managing Member of Tectonic Holdings, Tectonic Advisors, Sanders Morris and HWG prior to the Tectonic Merger. Under the Tectonic Management Services Agreement, Tectonic Services was paid on a monthly basis for management services to assist in conducting business operations and accomplishing strategic objectives. The Tectonic Management Services Agreement was terminated upon the closing of the Tectonic Merger. The Company did not incur any expense under the Tectonic Management Services Agreement for the three months ended March 31, 2020. The Company incurred expense of $83,000 under the Tectonic Management Services Agreement during the three months ended March 31, 2019. There was no payable to Tectonic Services under these agreements as of March 31, 2020 or December 31, 2019.

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $424,000 and $319,000 during the three months ended March 31, 2020 and 2019, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $238,000 and $193,000 in fees receivable related to these services at March 31, 2020 and December 31, 2019, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement:  In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $164,000 and $186,000 payable to Cain Watters related to this agreement at March 31, 2020 and December 31, 2019, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

DCFH Series A Preferred Stock:  The Company had 80,338 shares of Series A preferred stock outstanding to DCFH as of December 31, 2018, representing all of the Series A preferred stock outstanding of the Company. DCFH has as its general partner an entity owned by a director of the Company. The Series A preferred stock was issued in exchange for the Tectonic Holdings preferred units in the Tectonic Merger.  The Tectonic Holdings preferred units were issued in an exchange that occurred prior to the Tectonic Merger, under which an unsecured note payable to DCFH was exchanged for the Tectonic Holdings preferred units.  See Note 2, Tectonic Merger and Initial Public Offerings of Series B Preferred Stock, to these consolidated financial statements for more information. The Series A preferred stock held by DCFH ranks senior to our common stock and pari passu to the Series B preferred stock issued in our initial public offering as to dividend rights and rights upon liquidation, dissolution and/or winding up. Dividends will be paid on the Series A preferred stock only when, as and if declared by our board of directors at a rate of 10% per annum (payable quarterly). The Series A preferred stock has a liquidation preference of $100 per share. In addition, the Series A preferred stock is not convertible into any other security of the Company. The Series A preferred stock is redeemable at the option of the Company at any time after the fifth anniversary of the original issue date at a redemption price equal to the liquidation preference, plus any declared but unpaid dividends, subject to the requisite approval of the Federal Reserve, if any.

On July 12, 2019, the Company repurchased and retired the Series A preferred stock from DCFH.  There was no Series A preferred stock outstanding as of December 31, 2019 or March 31, 2020.

Recruitment incentive compensation expense:  Amounts were provided to or paid on behalf of financial advisors upon employment primarily as a recruitment incentive. These amounts were recorded as notes receivable, related parties, and were forgiven on a fixed repayment schedule, with the forgiven amounts resulting in the recognition of compensation expense to the payee. The amortization period for the notes receivable, related parties did not exceed three years. Upon termination of employment of a payee financial advisor, any principal and interest outstanding would have been immediately due and payable.

The notes receivable, related parties, were fully repaid as of December 31, 2019. Therefore, there was no amount receivable under the notes receivable, related parties as of March 31, 2020 or December 31, 2019. There was no expense recognized for the three months ended March 31, 2020, and the Company recognized $15,000 in compensation expense for the three months ended March 31, 2019, in relation to the forgiven notes receivable, including related interest income.

As of March 31, 2020, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $3.5 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Bank had no loans to officers, directors and their affiliated companies during the three months ended March 31, 2020 or 2019.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of March 31, 2020, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$42,590	16.14%	$27,701	10.50%	$26,382	10.00%
T Bank, N.A.	42,580	16.29	27,448	10.50	26,141	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	40,369	15.30	22,424	8.50	21,105	8.00
T Bank, N.A.	40,358	15.44	22,220	8.50	20,913	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	23,119	8.76	18,467	7.00	17,148	6.50
T Bank, N.A.	40,358	15.44	18,299	7.00	16,992	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	40,369	11.27	14,334	4.00	17,917	5.00
T Bank, N.A.	40,358	11.44	14,116	4.00	17,645	5.00

As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$39,709	15.47%	$26,950	10.50%	$25,667	10.00%
T Bank, N.A.	39,949	15.71	26,699	10.50	25,428	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	38,301	14.92	21,817	8.50	20,534	8.00
T Bank, N.A.	38,541	15.16	21,614	8.50	20,342	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	21,051	8.20	17,967	7.00	16,683	6.50
T Bank, N.A.	38,541	15.16	17,800	7.00	16,528	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	38,301	11.20	13,679	4.00	17,099	5.00
T Bank, N.A.	38,541	11.09	13,899	4.00	17,373	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of March 31, 2020, approximately $11.0 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three months ended March 31, 2020 and 2019:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2020
Income Statement
Total interest income	$5,115	$-	$-	$5,115
Total interest expense	1,280	-	219	1,499
Provision for loan losses	788	-	-	788
Net-interest income (loss) after provision for loan losses	3,047	-	(219)	2,828
Non-interest income	462	7,639	-	8,101
Depreciation and amortization expense	93	108	-	201
All other non-interest expense	2,032	5,349	240	7,621
Income (loss) before income tax	$1,384	$2,182	$(459)	$3,107

Goodwill and other intangibles	$9,508	$2,350	$-	$11,858
Total assets	$407,557	$9,734	$317	$417,608

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2019
Income Statement
Total interest income	$4,102	$-	$6	$4,108
Total interest expense	1,188	-	248	1,436
Provision for loan losses	83	-	-	83
Net-interest income (loss) after provision for loan losses	2,831	-	(242)	2,589
Non-interest income (loss)	(3)	7,156	12	7,165
Depreciation and amortization expense	93	102	-	195
All other non-interest expense	1,908	4,961	132	7,001
Income (loss) before income tax	$827	$2,093	$(362)	$2,558

Goodwill and other intangibles	$9,710	$2,500	$-	$12,210
Total assets	$304,880	$6,383	$399	$311,662

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2020
Securities available for sale:
U.S. government agencies	$-	$9,247	$-	$9,247
Mortgage-backed securities	-	2,943	-	2,943
As of December 31, 2019
Securities available for sale:
U.S. government agencies	$-	$10,731	$-	$10,731
Mortgage-backed securities	-	1,946	-	1,946

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three months ended March 31, 2020, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of March 31, 2020 and December 31, 2019, there were no impaired loans that were reduced by specific valuation allowances.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the three months ended March 31, 2020, there were no discounts for collateral-dependent impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of March 31, 2020 and December 31, 2019, there were no foreclosed assets. There were no foreclosed assets re-measured during the three months ended March 31, 2020 and 2019.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three months ended March 31, 2020, the Company added servicing assets totaling $92,000 in connection with the sale of $6.2 million in loans. There were no sales of loans for the three months ended March 31, 2019. There was no allowance provision for servicing assets required for the three months ended March 31, 2020. The allowance provision for servicing assets required for the three months ended March 31, 2019 was $162,000.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$71,398	$71,398
Level 2 inputs:
Securities available for sale	12,190	12,190
Securities, restricted	2,424	2,424
Loans held for sale	10,567	10,567
Accrued interest receivable	1,379	1,379
Level 3 inputs:
Securities held to maturity	6,275	6,275
Securities not readily marketable	100	100
Loans, net	290,701	290,235
Servicing asset	782	782
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	33,075	33,075
Level 2 inputs:
Interest bearing deposits	313,832	319,214
Borrowed funds	12,000	12,000
Accrued interest payable	379	379
Off-balance sheet assets:
Commitments to extend credit	-	-
Standby letters of credit	-	-

	December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$20,203	$20,203
Level 2 inputs:
Securities available for sale	12,677	12,677
Securities, restricted	2,417	2,417
Loans held for sale	9,894	10,838
Accrued interest receivable	1,322	1,322
Level 3 inputs:
Securities held to maturity	6,349	6,349
Securities not readily marketable	100	100
Loans, net	289,671	287,823
Servicing asset	918	918
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	33,890	33,890
Level 2 inputs:
Interest bearing deposits	249,711	249,524
Borrowed funds	24,000	24,000
Accrued interest payable	595	595
Off-balance sheet assets:
Commitments to extend credit	-	-
Standby letters of credit	-	-

Note 17. Recent Accounting Pronouncements

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 among other things, requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 was effective on January 1, 2019. The Company adopted ASU 2016-02 as of January 1, 2019, and amounts recorded as right-of-use lease assets and lease liabilities were $1.6 million and $1.7 million, respectively, as of January 1, 2019.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 became effective for most public companies on January 1, 2020, subject to a company’s election to defer implementation due to the COVID-19 pandemic. On July 17, 2019, the FASB proposed to delay the implementation of the current expected credit loss standard (“CECL”) for certain companies including smaller reporting companies (“SRCs”) as defined by the SEC. The Company is designated as a SRC with the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The Company has developed processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 may increase their allowance for loan losses balance, the adoption will be significantly influenced by the composition, characteristics and quality of the loan portfolio along with the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020, and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 became effective for the Company on January 1, 2020, and did not have a significant impact on the Company’s consolidated financial statements.

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

The assets acquired consisted of furniture, fixtures and equipment with a fair value of $150,000. There were no liabilities acquired, resulting in goodwill of $2.4 million from the acquisition. The goodwill will not be amortized, but will be tested for impairment annually. The goodwill recorded is deductible for federal income tax purposes. In addition, the Bank entered into a consulting agreement with an entity controlled by Mr. Nolan and his family, pursuant to which Mr. Nolan agreed to serve as CEO of the division for three years after closing and provide mutually agreeable consulting services thereafter, in consideration for a monthly fee of $26,041 plus incentive payments based on certain performance metrics, for eight years after closing.

Note 19. Subsequent Events

As a result of the spread of the COVID-19 pandemic, economic uncertainties continue to adversely impact the global economy and have contributed to significant volatility in banking and other financial activity in the areas in which the Company operates. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and the resulting pandemic. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

As part of the U.S. government’s response to the COVID-19 pandemic, the CARES Act enacted a number of measures to mitigate the impact of the COVID-19 pandemic on the U.S. economy. For instance, the CARES Act created a new guaranteed, unsecured loan program under the SBA called the Paycheck Protection Program (“PPP”), which the Company participates in, designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits, and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll during the pandemic period. The Company is actively participating in assisting our customers with applications for resources through the program, and through May 12, 2020, the Bank has received approval from the SBA to fund approximately 930 loans, for approximately $105.8 million in funding.

In addition, in April 2020, the Company established access to the Federal Reserve’s PPP Liquidity Facility ("PPPLF"), which provides funding secured by PPP pledged loans at a borrowing rate of 0.35%. Advances issued under the PPPLF are non-recourse. The amount and term of an advance matches the amount and remaining term of the PPP loans pledged, which is a maximum of two years from the loan origination date. PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the leverage ratio calculation. As of May 12, 2020, the Company had borrowed $33.9 million under the PPPLF.

As noted above, under Note 4, "Loans and Allowance for Loan Losses," Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. Through May 12, 2020, the Company had granted short-term payment deferrals related to COVID-19 to 169 borrowers representing approximately $120.4 million in loans outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Form 10-Q, as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2019 Form 10-K, including, but not limited to, the following:

●

adverse effects of the COVID-19 pandemic on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;

●	risks associated with the government response to the COVID-19 pandemic, including the implementation of the Paycheck Protection Program (the “PPP”) and our participation therein;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	integration risks associated with the Tectonic Merger and other unknown risks;
●	risks associated with having one referral source, Cain Watters, comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental loans);
●	our ability to continue to originate loans (including SBA loans);
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	the adequacy of our allowance for loan losses;
●	regulatory scrutiny related to our commercial real estate loan portfolio;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	our inability to identify and address potential conflicts of business;
●	failure to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	our ability to raise additional capital;
●	the soundness of other financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters;

●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	tariffs and trade barriers;
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

Recent Developments

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 pandemic.  Although the ultimate impact cannot be known at this time, impacts to date include significant volatility in the global markets, a 150-basis-point reduction since March 3, 2020 in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, including the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”), and the issuance of a variety of rulings from the Company’s regulatory agencies.

The Company continues to actively monitor developments related to the COVID-19 pandemic and its impact on the Company’s business, customers, employees, vendors, and service providers. During the first quarter of 2020, the most notable financial impact to the Company’s results of operations is a material increase in its provision expense for credit losses, primarily as a result of deterioration in macroeconomic variables such as unemployment, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations. While its effects continue to materialize, the COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. This decrease in commercial activity may cause our customers (including affected businesses and individuals), and vendors to be unable to meet existing payment or other obligations to us. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements has impacted the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions (such as the unemployment rate), which, in turn, are likely to impact our borrowers' creditworthiness and our ability to make loans.

In response to the COVID-19 pandemic, the Company has taken a variety of actions to offer support to our customers and employees who have been adversely impacted. The majority of the Company’s employees are working remotely to some extent. The Company has undertaken hardware and applications purchases, and has adjusted the timing of certain upgrades to its internal systems to alleviate difficulties working remotely in certain business segments to support a remote workforce. The Company is also monitoring the activities of its vendors and other third-party service providers to mitigate risk associated with any potential service disruptions due to COVID-19 and its economic effects. The Company is also actively working with customers impacted by the economic downturn, supporting requests for payment deferrals and other loan modifications. The Company has also received forbearance requests from 169 borrowers representing approximately $120.4 million of its outstanding loans. We expect that our support of these borrowers, combined with a decrease in the value of the Company’s client assets under management and decreases in trading activity in certain of our brokerage business segments, will decrease our net interest income, and our advisory and brokerage revenues.

Paycheck Protection Program. As mentioned above, the CARES Act was signed into law as a response to the economic uncertainty amid the COVID-19 pandemic. A focus of the Act is the establishment of federally guaranteed loans for small businesses under the PPP. As an SBA Preferred Lender, the Bank has received approval from the SBA to fund approximately 930 loans, for approximately $105.8 million in funding under the PPP administered by the SBA as of May 12, 2020.

SBA Loan Subsidy Program. In addition to the establishment of the PPP, Section 1112 of the CARES Act also provides for a subsidy in the form of relief payments for qualifying loans for all existing SBA borrowers as well as for new qualifying loans issued prior to September 27, 2020.  Under Section 1112, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of six months.  These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and begin with the next payment due, and as such, are separate from any loan modifications made at the direction of the Bank. In addition, if a qualifying loan is on deferment, the SBA is required to make these loan payments beginning with the next payment due after the deferment period. The Bank is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program.  As of May 12, 2020, the Bank has 121 loans eligible for the program, with an aggregate principal amount of approximately $114.6 million, of which approximately $72.6 million are guaranteed by the SBA.  Payments under the program will not constitute new loans for the Bank, but simply payments of principal and interest on loans that already exist in the Bank’s SBA 7(a) loan portfolio and are current on borrower payments. The Bank received its first tranche of payments under the program on April 29, 2020 for approximately $1.6 million, and expects to receive subsequent payments from the SBA by the 29th of each month thereafter until the expiration of the six-month program period.

The duration and scope of the disruptions due to the COVID-19 pandemic and their impact on the Company, its internal operations, including personnel on which we rely, our customers and the areas in which they operate, and the wider economy remain uncertain.

The impact of the COVID-19 pandemic is detailed in each applicable section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” included below.

General

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, recordkeeping and insurance to individuals, small businesses and institutions in all 50 states.

The following discussion and analysis presents our consolidated financial condition as of March 31, 2020 and December 31, 2019, and our consolidated results of operations for the three months ended March 31, 2020 and 2019. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our Form 10-K filed with the SEC on March 31, 2020.

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

In January 2019, the Bank acquired Nolan, a TPA based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. The addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to the consolidated financial statements included in this Form 10-Q for more information.

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

Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with Topic 805. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements have been retrospectively adjusted to reflect the acquisition of Sanders Morris, HWG and Tectonic Advisors for all periods subsequent to the earliest date at which the entities were under common control, May 15, 2017. All intercompany transactions and balances are eliminated in consolidation.

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

Performance Summary

Net income available to common shareholders totaled $2.0 million for each the three months ended March 31, 2020 and 2019, with earnings per diluted common share of $0.31 and $0.30, respectively.

We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. Tangible common equity is a non-GAAP financial measure. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity.

For the three months ended March 31, 2020, return on average assets was 2.61%, compared to 2.84% for the same period in the prior year, and return on average tangible common equity was 37.55%, compared to 48.64% for the same period in the prior year. The lower return ratios for the three months ended March 31, 2020 were primarily due to increases in both average assets and average tangible common equity during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The growth in average tangible common equity between the two periods is primarily related to earnings, net of preferred dividends paid from March 31, 2019 to March 31, 2020 and the costs of our May 2019 initial public offering of Series B preferred stock. The growth in average assets is primarily attributable to growth in average interest-bearing deposits during March 31, 2020 to increase liquidity, in anticipation of funding the PPP loans discussed in the “Recent Developments” section.

The following table presents the calculation of return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended March 31, 2020	As of and for the Three Months Ended March 31, 2019
Income available to common shareholders	2,013	1,993
Average tangible common equity	21,564	16,617
Return on average tangible common equity	37.55%	48.64%

Total assets grew by $52.5 million, or 14.4%, to $417.6 million as of March 31, 2020 from $365.1 million as of December 31, 2019. This increase was primarily due to an increase in interest-bearing deposits at the Bank from purchases of certificates of deposit in the wholesale market. Our loans held for investment, net of allowance for loan losses increased $1.0 million, or 0.4%, to $290.7 million as of March 31, 2020, from $289.7 million as of December 31, 2019. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $2.1 million, or 4.1%, to $52.6 million as of March 31, 2020, from $50.5 million as of December 31, 2019. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

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

	Three Months Ended
	March 31, 2020 vs March 31, 2019
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(40)	$34	$(6)
Securities	102	1	103
Loans, net of unearned discount (1)	157	753	910
Total earning assets	219	788	1,007

Savings and interest-bearing demand	-	2	2
Money market deposit accounts	(31)	34	3
Time deposits	(103)	210	107
FHLB and other borrowings	(29)	(21)	(50)
Subordinated notes	-	1	1
Total interest-bearing liabilities	(163)	226	63

Changes in net interest income	$382	$562	$944

(1)	Average loans include non-accrual.

Net interest income increased $944,000, or 35.3%, from $2.7 million for the three months ended March 31, 2019, to $3.6 million for the three months ended March 31, 2020. Net interest margin for the three months ended March 31, 2020 and 2019 was 4.24% and 3.81%, an increase of 43 basis points. The increases in net interest income and net interest margin were primarily due to an increase in the average volume of loans, an increase in average yields on loans and securities and to a decrease in average rates paid on interest-bearing deposits and borrowings. The impact of these items was partly offset by increase in the average volume of interest bearing deposits.

The average volume of loans increased $46.1 million, or 18.3%, from $251.3 million for the three months ended March 31, 2019, to $297.4 million for the three months ended March 31, 2020, and the average yield for loans increased 23 basis points from 6.18% for the three months ended March 31, 2019 to 6.41% for the three months ended March 31, 2020. The average yield on loans was positively impacted by an increase in discount accretion related to prepayment of loans with discounts. The increase in the average yield on securities was related to additional interest received during the quarter ended March 31, 2020 on two PACE assets, which paid down during the third quarter of the prior year, yet still required interest be collected at year-end due to the contractual requirements of the agreement, and to accretion of discount on a bond that was called during the quarter ended March 31, 2020. The decrease in average yield on interest-bearing deposits and federal funds sold was related to the lower average market interest rates for the three months ended March 31, 2020 compared to the same period in the prior year.

Average volume of interest-bearing deposits increased $48.7 million, or 22.9%, from $212.2 million for the three months ended March 31, 2019, to $260.8 million for the three months ended March 31, 2020, and the average interest rate paid on interest-bearing deposits decreased 25 basis points from 2.19% for the three months ended March 31, 2019 to 1.94% for the three months ended March 31, 2020. The average cost of deposits during the three months ended March 31, 2020 was impacted by decreases in interest rates paid on money market and time deposits as a result of the decrease in market interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$23,802	$62	1.05%	$11,168	$68	2.47%
Securities	21,865	312	5.74%	21,966	209	3.86%
Loans, net of unearned discount (1)	297,397	4,741	6.41%	251,316	3,831	6.18%
Total earning assets	343,064	5,115	6.00%	284,450	4,108	5.86%
Cash and other assets	28,798			29,206
Allowance for loan losses	(1,424)			(876)
Total assets	$370,438			$312,780
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$9,255	9	0.39%	$7,172	7	0.40%
Money market deposit accounts	63,752	200	1.26%	53,768	197	1.49%
Time deposits	187,816	1,049	2.25%	151,228	942	2.53%
Total interest-bearing deposits	260,823	1,258	1.94%	212,168	1,146	2.19%
FHLB and other borrowings	4,194	22	2.11%	8,340	72	3.50%
Subordinated notes	12,000	219	7.34%	12,000	218	7.37%
Total interest-bearing liabilities	277,017	1,499	2.18%	232,508	1,436	2.50%
Non-interest-bearing deposits	35,813			38,604
Other liabilities	6,903			4,804
Total liabilities	319,733			275,916
Shareholders’ equity	50,705			36,864
Total liabilities and shareholders’ equity	$370,438			$312,780

Net interest income		$3,616			$2,672
Net interest spread			3.82%			3.36%
Net interest margin			4.24%			3.81%

(1)    Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the three months ended March 31, 2020, the provision for loan losses totaled $788,000, compared to $83,000 for the three months ended March 31, 2019. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Trust income	$1,277	$1,181
Gain on sale of loans	432	-
Advisory income	2,494	2,202
Brokerage income	2,071	2,062
Service fees and other income	1,736	1,638
Rental income	91	82
Total	$8,101	$7,165

Total non-interest income for the three months ended March 31, 2020 increased $936,000 million, or 13.1%, compared to the same period in the prior year, primarily due to increases in gain on sale of loans, advisory income and services fees and other income. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months ended March 31, 2020 increased $96,000, or 8.1%, compared to the same period in the prior year. The fee income increased between the periods due to an increase in the average market value of the trust assets during the three months ended March 31, 2020, compared to the same period in the prior year. Any decrease in our assets held in custody will result in a comparable decrease in our trust income. The economic disruption caused by the COVID-19 pandemic has increased market volatility, which has resulted in a decrease in our assets held in custody, which may be sustained and could materially worsen, decreasing trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. Gain on sale of loans for the three months ended March 31, 2020 totaled $432,000, resulting from the sale of $6.2 million of SBA loans. There were no loan sales for the same period in the prior year.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three months ended March 31, 2020, advisory income increased $292,000, or 13.3%, compared to the same period in the prior year. This increase was due to an increase in market value of the underlying assets during the three months ended March 31, 2020, compared to the same period in the prior year, combined with an increase in advisory income at Sanders Morris from an increase in their assets under management. Similar to our trust income, any decrease in the value our assets under management will result in a comparable decrease in our advisory income. The economic disruption caused by the COVID-19 pandemic has increased market volatility, which has resulted in a decrease in our assets under management, which may be sustained and could materially worsen, decreasing advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period. Brokerage income for the three months ended March 31, 2020 increased $9,000, or 0.4%, compared to the same period in the prior year. The economic disruption related to the COVID-19 pandemic has led to a dramatic slowing of activity in private placements and syndicated public offerings, on which margins have historically been higher. This activity may face a prolonged recovery, materially decreasing brokerage income. This effect has been somewhat offset by an increase in certain segments of trading activity which are typically done at lower margins. The increase in activity in this area may be temporary.

The chart below reflects our advisory and brokerage assets as of March 31, 2020, December 31, 2019 and March 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Advisory assets
Tectonic Advisors	$1,777,940	$2,057,570	$1,884,249
Sanders Morris	460,690	560,820	337,664
Total advisory assets	$2,238,630	$2,618,390	$2,221,913

Brokerage assets – Sanders Morris	$1,064,572	$1,426,828	$1,453,241

Total advisory and brokerage assets	$3,303,202	$4,045,218	$3,675,154

Service fees and other income. Service fees includes fees for deposit-related services, and third party administration fees. Service fees for the three months ended March 31, 2020 increased $98,000, or 6.0%, compared to the same period in the prior year. This is the result of an increase in other income related to a non-recurring extinguishment of a retirement liability during the three months ended March 31, 2020 and bad debt expense recognized during the three months ended March 31, 2019, offset by a decrease in third party administration fees. The decrease in third party administration fees is due to a lag in information from plan sponsors to complete annual plan administration work. The vast majority of Nolan’s plan administration clients are dental practices. Nolan believes that the timing lag is at least partially related to the shutdown of dental practices nationwide during the COVID-19 pandemic. The Company expects that there will be a lag in the timing of the completion of plan administration for 2020 compared to 2019, which would impact the timing of revenue recognition for third party administration fees compared to the corresponding periods in 2019.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended March 31, 2020 increased $9,000, or 11.0%, compared to the same period in the prior year.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Salaries and employee benefits	$4,904	$4,362
Occupancy and equipment	624	614
Trust expenses	555	477
Brokerage and advisory direct costs	486	419
Professional fees	392	445
Data processing	199	249
Other	662	630
Total	$7,822	$7,196

Total non-interest expense for the three months ended March 31, 2020 increased $626,000, or 8.7%, compared to the same periods in the prior year, primarily due to increases in salaries and employee benefits, trust expenses and brokerage and advisory direct costs, partly offset by decreases in professional fees, data processing fees and other expenses. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for three months ended March 31, 2020 increased $542,000, or 12.4%, compared to the same period in the prior year. The increase was due to an increase in the number of employees at Nolan to increase capacity for additional plan administration clients and the addition of information technology support staff for the Company, combined with increases in commissions and incentive bonuses related to a shift in brokerage activity and increases in advisory fees at Sanders Morris, and annual merit increases. In addition, we changed the manner in which our chief executive officer was paid, which resulted in an increase in compensation expense that was entirely offset by a reduction in management fees noted below under other expense (resulting in no additional amount being paid to our chief executive officer).

Occupancy and equipment expense. Occupancy and equipment expense for three months ended March 31, 2020 increased $10,000, or 1.6%, compared to the same periods in the prior year.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased $78,000, or 16.4%, for the three months ended March 31, 2020 due to an increase in the market value of trust assets for the three months ended March 31, 2020 over that during the three months ended March 31, 2019.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three months ended March 31, 2020 increased $67,000, or 16.0%, compared to the same periods in the prior year, related to increases in certain segments of brokerage activity and related clearing firm service fees, referral fees, and information services expense.

Professional fees. Professional fees, which include legal, consulting, audit and professional fees, for the three months ended March 31, 2020 decreased $53,000, or 11.9%, compared to the same period in the prior year. The decreases were the result of decreases in legal and audit fees related to the acquisition of Nolan, and the preparation of our Registration Statement filed in April 2019 related to our initial public offering, and decreases in expenses related to legal and regulatory matters at Sanders Morris. These decreases were slightly offset by increases in legal and professional fees for our annual audit and the filing of our 2019 Form 10-K.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three months ended March 31, 2020 decreased $50,000, or 20.1%, compared to the same period in the prior year. The decrease was due to lower trust data processing for discounts received for the three months ended March 31, 2020, and decreases in data processing and operating systems at Sanders Morris and Tectonic Advisors related to the completion of initiatives undertaken during 2018 and early 2019.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three months ended March 31, 2020 increased $32,000, or 5.1%, compared to the same periods in the prior year. Increases in these costs were partly offset by a decrease in management fees to third parties, which are related to the change in the manner in which our chief executive officer was paid as discussed above within salaries and employee benefits.

Income Taxes

The income tax expense for the three months ended March 31, 2020 was $706,000, compared to $364,000 for the three months ended March 31, 2019. The effective income tax rate was 22.7% and 14.2% for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate differed from the U.S. statutory rate of 21% primarily due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

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

The following table presents key metrics related to our segments:

	Three Months Ended March 31, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$4,297	$7,639	$(219)	$11,717
Income (loss) before taxes	$1,384	$2,182	$(459)	$3,107

	Three Months Ended March 31, 2019
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$2,911	$7,156	$(230)	$9,837
Income (loss) before taxes	$827	$2,093	$(362)	$2,558

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three months ended March 31, 2020 increased $557,000, or 67.4%, compared to the same period in the prior year. The increase during the three months ended March 31, 2020 was primarily the result of a $921,000 increase in net interest income, partly offset by a $705,000 increase in the provision for loan losses, a $465,000 increase in non-interest income, partly offset by a $124,000 increase in non-interest expense.

Net interest income for the three months ended March 31, 2020 increased $921,000, or 31.6%, compared to the same period in the prior year, due primarily to an increase in the average volume of loans, an increase in average yields on loans and securities and to a decrease in average rates paid on interest-bearing deposits and borrowings. The impact of these items was partly offset by increase in the average volume of interest bearing deposits. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three months ended March 31, 2020, totaled $788,000, compared to $83,000 for the same period in the prior year. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended March 31, 2020 totaled $462,000, compared to $(3,000) the same period in the prior year. The $465,000 increase for the was primarily due to $432,000 gain recorded on sale of loans during the three months ended March 31, 2020, a $24,000 increase in net loan servicing income, and a $9,000 increase in rental income. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2020 increased $124,000, or 6.2%, compared to the same period in the prior year. The increase was related to increases in salaries and employee benefits, occupancy and equipment expense and professional fees. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three months ended March 31, 2020 increased $89,000, or 4.3%, compared to the same period in the prior year. The increase during the three months ended March 31, 2020 was primarily the result of a $483,000 increase in non-interest income offset by a $394,000 increase in non-interest expense.

Non-interest income for the three months ended March 31, 2020 increased $483,000, or 6.7%, compared to the same period in the prior year. The increases were primarily due to an increase in advisory income of $292,000, related to increases in assets under management at Sanders Morris and Tectonic Advisors, an increase in services fees and other income of $86,000, related to an increase in other income related to a non-recurring extinguishment of a retirement liability during the three months ended March 31, 2020 and bad debt expense recognized during the three months ended March 31, 2019, offset by a decrease in third party administration fees during the three months ended March 31, 2020. In addition, brokerage income increased by $9,000 between the two periods. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2020 increased $394,000, or 7.8%, for the three months ended March 31, 2020 compared to the same period in the prior year. The increase was primarily related to increases in salaries and employee benefits of $361,000 related to increased commission expense driven by increases in brokerage and advisory revenue at Sanders Morris’ Dallas branch office, and staffing additions at Nolan to add capacity for additional plan administration work. In addition, trust expenses increased by $78,000 related to increases in the underlying assets under management on which those fees are based, as well as increases in brokerage and advisory direct costs, from increases in certain segments of brokerage activity and related clearing firm service fees, referral fees, and information services expense. See the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

Loss before taxes for the three months ended March 31, 2020 increased $97,000, or 26.8%, compared to the same period in the prior year. The increase was due to increases in salaries and compensation expense of $90,000, professional fees of $5,000 and other expenses of $13,000.

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

As of March 31, 2020, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $1.2 million as of March 31, 2020 and December 31, 2019, and FHLB stock, having an amortized cost and fair value of $1.3 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of March 31, 2020		As of December 31, 2019
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,181	$9,247	$10,684	$10,731
Mortgage-backed securities	2,873	2,943	1,925	1.946
Total securities available for sale	$12,054	$12,190	$12,609	$12,677

Securities held to maturity:
Property assessed clean energy	$6,275	$6,275	$6,349	$6,349

Securities, restricted:
Other	$2,424	$2,424	$2,417	$2,417

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of March 31, 2020. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,875	2.46%	$6,996	2.26%	$310	3.62%	$9,181	2.35%
Mortgage-backed securities	-	-	221	3.21	937	2.91	1,715	2.31	2,873	2.57
Total	$-	-%	$2,096	2.54%	$7,933	2.34%	$2,025	2.51%	$12,054	2.40%
Securities held to maturity:
Property assessed clean energy	$-	-%	$672	6.34%	$2,817	5.71%	$2,786	7.32%	$6,275	6.49%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,424	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $1.8 million, or 0.6%, to $292.9 million at March 31, 2020, compared to $291.1 million at December 31, 2019. SBA loans comprise the largest group of loans in our portfolio totaling $134.3 million, or 45.9% of the total loans at March 31, 2020, compared to $139.7 million, or 48.0% at December 31, 2019. Commercial and industrial loans totaled $88.6 million, or 30.2% of the total loans at March 31, 2020, compared to $85.5 million, or 29.4%, at December 31, 2019. Commercial and construction real estate loans totaled $58.5 million, or 19.9%, of the total loans at March 31, 2020, compared to $54.8 million, or 18.8%, at December 31, 2019.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	March 31, 2020		December 31, 2019
Commercial and industrial	$88,591	30.2%	$85,476	29.4%
Consumer installment	5,570	1.9%	3,409	1.2%
Real estate – residential	5,205	1.8%	5,232	1.8%
Real estate – commercial	49,257	16.8%	46,981	16.1%
Real estate – construction and land	9,205	3.1%	7,865	2.7%
SBA 7(a) guaranteed	65,534	22.4%	69,963	24.0%
SBA 7(a) unguaranteed	46,246	15.8%	47,132	16.2%
SBA 504	22,516	7.7%	22,591	7.8%
USDA	797	0.3%	2,430	0.8%
Other	1	-%	-	-%
Total Loans	$292,922	100.0%	$291,079	100.0%

At origination, the Company determines whether holding the guaranteed portion of SBA 7(a) and USDA loans provide better long-term risk adjusted returns than selling the loans, and records as either held for investment or held for sale. The Company records held for sale loans at the lower of cost or fair value. Loans held for sale totaled $10.6 million and $9.9 million at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company elected to reclassify $1.7 million of the SBA loans held for sale to held for investment.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2020, our loan portfolio included $70.9 million of loans, approximately 24.2% of our total funded loans, to the dental industry, compared to $69.2 million, or 23.8% of total funded loans, as of December 31, 2019. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). Through May 12, 2020, we have received approval from the SBA to fund approximately 930 loans, for approximately $105.8 million in funding under the PPP.

We are also currently participating in the PPPLF which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at May 12, 2020, was $33.9 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35% and there would be no fees to us. In addition, we may exclude all PPP loans pledged as collateral to the PPP Facility from our average total consolidated assets for the purposes of calculating our leverage ratio.

As of March 31, 2020, 46.4% of the loan portfolio, or $136.0 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for the loan portfolio as of March 31, 2020 and December 31, 2019, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of March 31, 2020
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$16,360	$8,232	$7,622	$56,377	$-	$88,591
Consumer installment	3,346	2,224	-	-	-	5,570
Real estate – residential	1,357	3,848	-	-	-	5,205
Real estate – commercial	6,858	12,498	21,077	2,275	6,549	49,257
Real estate – construction and land	4,642	-	4,178	385	-	9,205
SBA 7(a) guaranteed	52,997	108	11,665	764	-	65,534
SBA 7(a) unguaranteed	41,246	36	4,470	494	-	46,246
SBA 504	8,443	-	11,690	-	2,383	22,516
USDA	797	-	-	-	-	797
Other	1	-	-	-	-	1
Total	$136,047	$26,946	$60,702	$60,295	$8,932	$292,922

	As of December 31, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$15,117	$7,060	$8,880	$54,419	$-	$85,476
Consumer installment	3,070	339	-	-	-	3,409
Real estate – residential	1,258	3,974	-	-	-	5,232
Real estate – commercial	4,602	12,974	21,287	1,998	6,120	46,981
Real estate – construction and land	4,121	99	3,645	-	-	7,865
SBA 7(a) guaranteed	59,065	115	10,004	779	-	69,963
SBA 7(a) unguaranteed	42,094	38	4,498	502	-	47,132
SBA 504	8,456	-	11,747	-	2,388	22,591
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$140,213	$24,599	$60,061	$57,698	$8,508	$291,079

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

Non-performing Assets

Our primary business segments are banking and other financial services, and as outlined above, the banking segment’s primary business is lending. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. We currently expect that a significant number and amount of our loans may experience ratings downgrades, credit deterioration and potential defaults in many industries.

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing and foreclosed assets. Non-performing assets totaled $2.0 million as of March 31, 2020, compared to $6.0 million as of December 31, 2019. As of March 31, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.8 million, of which $724,000 was guaranteed by the SBA, commercial real estate non-accrual loans totaling $88,000, and commercial real estate loans over 90 days past due and still accruing interest totaling $78,000. As of December 31, 2019, non-performing assets consisted of SBA non-accrual loans totaling $5.9 million, of which $1.0 million was guaranteed by the SBA, and commercial and industrial non-accrual loans totaling $60,000. There were no foreclosed assets as of March 31, 2020 and December 31, 2019.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	March 31, 2020		December 31, 2019
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$-	-%	$60	0.02%
Real estate – commercial	88	0.02	-	-
SBA guaranteed	1,118	0.27	4,892	1.34
SBA unguaranteed	724	0.17	1,039	0.28
Total non-accrual loans	$1,930	0.46%	$5,991	1.64%
Loans past due 90 days and accruing	78	0.02	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$2,008	0.48%	$5,991	1.64%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of March 31, 2020 and December 31, 2019, we had no loans considered to be a troubled debt restructuring.

As noted in Note 4, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. Through May 12, 2020, the Company had granted principal and interest payment deferrals related to COVID-19 to 169 borrowers representing approximately $120.4 million of its outstanding loans. All loans remain accruing.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in the section captioned “Recent Developments” in Part II, Item 1.A “Risk Factors” of this Form 10-Q and in our 2019 Form 10-K. Based on an analysis performed by management at March 31, 2020, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on acquired non-credit impaired loans. As of March 31, 2020 and December 31, 2019, we had no acquired loans requiring an allowance for loan loss.

The entire loan portfolio acquired in the acquisition of TBI on May 15, 2017 was initially recorded at fair value with no carryover of the related allowance for credit losses. The allowance for loan losses represents the calculated reserve for new loans originated since the acquisition. The allowance for loan losses totaled $2.2 million and $1.4 million, as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company had charge-offs of $11,000 and recoveries of $36,000. For the three months ended March 31, 2019, the Company had charge-offs of $18,000, and no recoveries. The total reserve percentage of loans increased to 0.76% at March 31, 2020, from 0.49% at December 31, 2019. The increase was primarily related to the COVID-19 pandemic and to the allowance required for loans acquired in the acquisition in May 2017, which were discounted to fair value. There was no allowance for loan loss recognized as of December 31, 2019 for the loans acquired. For the three months ended March 31, 2020, the allowance calculated for those loans exceeded the discount balance by $224,000, which was included in the provision of $788,000 recorded for the same period.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended
	March 31,
(In thousands, except percentages)	2020	2019
Average loans outstanding	$297,397	$251,316
Gross loans outstanding at end of period	$292,922	$239,057
Allowance for loan losses at beginning of period	$1,408	$874
Provision for loan losses	788	83
Charge offs:
Commercial and industrial	-	-
SBA 7(a)	11	18
Total charge-offs	11	18
Recoveries:
Commercial and industrial	33	-
SBA 7(a)	3	-
Total recoveries	36	-
Net recoveries (charge-offs)	25	(18)
Allowance for loan losses at end of period	$2,221	$939
Ratio of allowance to end of period loan	0.76%	0.39%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.03%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	March 31, 2020		December 31, 2019
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$955	30.2%	$501	29.4%
Consumer installment	75	1.9	27	1.2
Real estate – residential	43	1.8	22	1.8
Real estate – commercial	575	16.8	347	16.1
Real estate – construction and land	138	3.1	76	2.7
SBA	435	45.9	435	48.0
USDA	-	0.3	-	0.8
Other	-	-	-	-
Total allowance for loan losses	$2,221	100.0%	$1,408	100.0%

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

Total deposits increased $63.3 million, or 22.3%, to $346.9 million as of March 31, 2020, as compared to $283.6 million as of December 31, 2019. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the three months ended March 31,
	2020			2019
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$35,813	12.1%	0.00%	$38,604	15.4%	0.00%
Savings and interest-bearing demand	9,255	3.1	0.39	7,172	2.9	0.40
Money market accounts	63,752	21.5	1.26	53,768	21.4	1.49
Time deposits	187,816	63.3	2.25	151,228	60.3	2.53
Total deposits	$296,636	100.00%	1.71%	$250,772	100.00%	1.85%

Borrowings

As of March 31, 2020 and December 31, 2019, borrowings totaled $12.0 million and $24.0 million, respectively.

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2020	2019
Borrowings:
FHLB borrowings	$-	$12,000
Subordinated notes	12,000	12,000
	$12,000	$24,000

The Company has a credit line with the FHLB with borrowing capacity of $46.6 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2020. As of December 31, 2019, the Company had an overnight advance of $2.0 million with an interest rate of 1.45% and a $10.0 million six month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $31.5 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $2.1 million, or 4.1%, to $52.6 million as of March 31, 2020, from $50.5 million as of December 31, 2019. The increase included net income of $2.4 million, $54,000 net after-tax increase in other comprehensive income related to the market value of the securities available for sale, and $24,000 related to stock compensation expense. Use of capital included $388,000 of dividends paid on the Series B preferred stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2020, the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	March 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$40,369	11.27%	$38,301	11.20%
Common Equity Tier 1 (to Risk Weighted Assets)	23,119	8.76	21,051	8.20
Tier 1 Capital (to Risk Weighted Assets)	40,369	15.30	38,301	14.92
Total Capital (to Risk Weighted Assets)	42,590	16.14	39,709	15.47

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$40,358	11.44%	$38,541	11.09%
Common Equity Tier 1 (to Risk Weighted Assets)	40,358	15.44	38,541	15.16
Tier 1 Capital (to Risk Weighted Assets)	40,358	15.44	38,541	15.16
Total Capital (to Risk Weighted Assets)	42,580	16.29	39,949	15.71

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of March 31, 2020, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of March 31, 2020, the Company had approximately $66.2 million held in an interest-bearing account at the Federal Reserve. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of March 31, 2020, the Company’s borrowing capacity with the FHLB was $46.6 million based upon loan collateral pledged to the FHLB, of which none was utilized. In addition, the Company had $11.3 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $31.5 million, of which none was utilized as of March 31, 2020. In addition, the Company has approximately $65.5 million of SBA guaranteed loans that could be sold to investors.

Off-Balance Sheet Arrangements

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

As of March 31, 2020, we had commitments to extend credit and standby letters of credit of approximately $25.8 million and $172,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of March 31, 2020
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity

+400	34.29%	23.02%
+300	25.42	16.63
+200	16.55	10.66
+100	8.21	4.29
Base
-100	(6.06)	(3.55)
-200	(9.92)	(6.53)
-300	(15.87)	(8.94)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following represents a material change in the Company’s risk factors from those disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is adversely affecting the Company and its customers, counterparties, employees, and third-party service providers, and the continued adverse impacts on its business, financial position, results of operations, and prospects could be significant.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions. The extent of the impact of the COVID-19 pandemic on the Company’s capital, liquidity, and other financial positions and on its business, results of operations, and prospects will depend on a number of evolving factors, including:

•

The duration, extent, and severity of the COVID-19 pandemic. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the COVID-19 pandemic continue to be impossible to accurately predict.

•

The response of governmental and nongovernmental authorities. The actions of many governmental and nongovernmental authorities have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

•

The effect on the Company’s customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, the Company’s credit, operational, and other risks are generally expected to increase.

•

The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. An economic slowdown could adversely affect the Company’s origination of new loans and the performance of its existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Company’s results of operations and financial condition.

We are unable to estimate the impact of COVID-19 on the Company’s business and operations at this time. The COVID-19 pandemic could cause the Company to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduced demand for its products and services, and other negative impacts on its financial position, results of operations, and prospects. Sustained adverse effects of the COVID-19 pandemic may also prevent the Company from satisfying our minimum regulatory capital ratios and other supervisory requirements, failing to be able to sustain the paying of dividends to its shareholders, or result in downgrades in its credit ratings.

The increased reliance on technology by the Company, its employees and third party vendors during the COVID-19 pandemic may adversely affect its operations.

Current and future restrictions on the Company’s workforce’s access to its facilities could limit its ability to meet customer servicing expectations and have a material adverse effect on its operations. The Company relies on business processes and branch activity that largely depend on people, technology, and the use of complex systems and models to manage its business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, the Company has modified its business practices and granted access to its employees to work remotely from their homes in order to have the Company’s operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in its offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of its ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt its operations and the operations of any impacted customers.

Moreover, the Company relies on many third parties in its business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and Uniform Commercial Code filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect the Company’s operations.

Changes in market interest rates or capital markets, including volatility resulting from the COVID-19 pandemic, could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

In addition to the general impact of the economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•     the yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;

•     the value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline;

•     the value of assets for which we provide processing services could decline;

•     the demand for loans and refinancings may decline, which could negatively impact income related to loan originations; or

•     to the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

Declining values of real estate, increases in unemployment, and the related effects on local economies, including impacts related to the COVID-19 pandemic, may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial real estate, commercial and industrial, home equity, consumer installment and other loans. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could affect our customers’ ability to pay these loans, resulting in loan defaults and the possible impairments in the value of our collateral, which in turn could impact our results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future. The extent of such impact cannot be determined at this time and may be muted by the Bank’s implementation of hardship relief programs that include payment deferral and short-term funding options.

The Bank’s participation in the PPP may result in operational, credit or other shortfalls that may adversely affect our financial condition, results of operations, and future prospects.

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program. The small business loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans. As of May 12, 2020, the Bank had received approval from the SBA to fund approximately 930 loans, representing over $105.8 million in funding. Due to the accelerated implementation of the PPP, the Bank, like other financial institutions, has funded loans under the PPP as the SBA and U.S. Department of Treasury release guidance, nearly daily, on the operational and logistical functions of the program. There are several aspects of the PPP that have not yet been addressed by the SBA or U.S. Department of Treasury, including how forgiveness on loans under the program will be calculated. We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects. Moreover, every PPP borrower is in a challenging financial position that may negatively impact their ability to repay if the loans are not subject to forgiveness. The borrowers may not be able to repay the loans when the COVID-19 pandemic subsides and they may not maintain the level of employees and salary levels required for forgiveness. If the borrowers are unable to repay their loans or the federal government does not pay timely the amounts that it would owe the Bank pursuant to the terms of the loans, the guarantees and the PPP, the Company’s business, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended March 31, 2020.

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

TECTONIC FINANCIAL, INC.

Date: May 15, 2020	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer