Form 10-Q
period 2020-06-30
Tectonic Financial, Inc.
filed 2020-08-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock as of August 13, 2020 was 6,568,750 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$4,870	$5,669
Interest-bearing deposits	74,968	13,828
Federal funds sold	357	706
Total cash and cash equivalents	80,195	20,203
Securities available for sale	13,030	12,677
Securities held to maturity	5,827	6,349
Securities, restricted at cost	2,429	2,417
Securities, not readily marketable	100	100
Loans held for sale	11,625	9,894
Loans, net of allowance for loan losses of $2,548 and $1,408, respectively	392,221	289,671
Bank premises and equipment, net	4,987	5,200
Core deposit intangible, net	1,079	1,180
Goodwill	10,729	10,729
Other assets	7,653	6,637
Total assets	$529,875	$365,057

LIABILITIES
Demand deposits:
Non-interest-bearing	$73,964	$33,890
Interest-bearing	123,820	65,359
Time deposits	224,990	184,352
Total deposits	422,774	283,601
Borrowed funds	33,886	12,000
Subordinated notes	12,000	12,000
Deferred tax liabilities	351	194
Other liabilities	6,534	6,787
Total liabilities	475,545	314,582

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019)	17	17
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at June 30, 2020 and December 31, 2019)	66	66
Additional paid-in capital	39,095	39,050
Retained earnings	15,027	11,288
Accumulated other comprehensive income	125	54
Total shareholders’ equity	54,330	50,475
Total liabilities and shareholders’ equity	$529,875	$365,057

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and share amounts)	2020	2019	2020	2019
Interest Income
Loan, including fees	$4,493	$4,174	$9,234	$8,005
Securities	210	205	522	414
Federal funds sold	-	3	2	6
Interest-bearing deposits	19	84	80	149
Total interest income	4,722	4,466	9,838	8,574
Interest Expense
Deposits	1,213	1,198	2,471	2,344
Borrowed funds	246	284	487	574
Total interest expense	1,459	1,482	2,958	2,918
Net interest income	3,263	2,984	6,880	5,656
Provision for loan losses	475	400	1,263	483
Net interest income after provision for loan losses	2,788	2,584	5,617	5,173
Non-interest Income
Trust income	1,196	1,250	2,472	2,431
Gain on sale of loans	-	-	432	-
Advisory income	2,311	2,466	4,805	4,668
Brokerage income	1,790	2,894	3,861	4,956
Service fees and other income	1,222	1,096	2,959	2,734
Rental income	57	81	148	163
Total non-interest income	6,576	7,787	14,677	14,952
Non-interest Expense
Salaries and employee benefits	4,049	4,869	8,953	9,252
Occupancy and equipment	585	636	1,210	1,249
Trust expenses	372	499	927	976
Brokerage and advisory direct costs	560	451	1,046	870
Professional fees	284	418	676	863
Data processing	202	220	401	449
Other	611	679	1,273	1,309
Total non-interest expense	6,663	7,772	14,486	14,968
Income before Income Taxes	2,701	2,599	5,808	5,157
Income tax expense	587	407	1,293	771
Net Income	2,114	2,192	4,515	4,386
Preferred stock dividends	388	204	776	405
Net income available to common stockholders	$1,726	$1,988	$3,739	$3,981

Earnings per common share:
Basic	$0.26	$0.30	$0.57	$0.61
Diluted	0.26	0.30	0.57	0.61

Weighted average common shares outstanding	6,568,750	6,568,750	6,568,750	6,568,750
Weighted average diluted shares outstanding	6,568,750	6,568,750	6,568,750	6,568,750

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net Income	$2,114	$2,192	$4,515	$4,386
Other comprehensive income:
Change in unrealized gain on investment securities available for sale	22	139	90	337
Tax effect	5	29	19	72
Other comprehensive income	17	110	71	265
Comprehensive Income	$2,131	$2,302	$4,586	$4,651

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$1	$-	$66	$31,485	$6,130	$(209)	$37,473
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(201)	-	(201)
Net income	-	-	-	-	2,194	-	2,194
Other comprehensive income	-	-	-	-	-	155	155
Stock based compensation	-	-	-	24	-	-	24
Balance at March 31, 2019	1	-	66	31,509	7,473	(54)	38,995
Issuance of 9.00% fixed-to-floating rate Series B non-cumulative perpetual preferred stock	-	17	-	15,489	-	-	15,506
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(204)	-	(204)
Net income	-	-	-	-	2,192	-	2,192
Other comprehensive income	-	-	-	-	-	110	110
Stock based compensation	-	-	-	34	-	-	34
Balance at June 30, 2019	$1	$17	$66	$47,032	$8,811	$56	$55,983

Balance at January 1, 2020	$-	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	2,401	-	2,401
Other comprehensive income	-	-	-	-	-	54	54
Stock based compensation	-	-	-	24	-	-	24
Balance at March 31, 2020	-	17	66	39,074	13,301	108	52,566
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	2,114	-	2,114
Other comprehensive income	-	-	-	-	-	17	17
Stock based compensation	-	-	-	21	-	-	21
Balance at June 30, 2020	$-	$17	$66	$39,095	$15,027	$125	$54,330

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$4,515	$4,386
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,263	483
Depreciation and amortization	253	317
Accretion of discount on loans	(43)	(6)
Core deposit intangible amortization	101	101
Securities premium amortization, net	24	40
Origination of loans held for sale	(15,616)	(14,413)
Proceeds from payments and sales of loans held for sale	6,736	186
Gain on sale of loans	(432)	-
Stock based compensation	45	58
Deferred income taxes	138	(110)
Servicing asset amortization	251	485
Net change in:
Other assets	(1,186)	(375)
Other liabilities	(253)	502
Net cash used in operating activities	(4,204)	(8,346)
Cash Flows from Investing Activities
Acquisition of business	-	(2,500)
Purchase of securities available for sale	(158,043)	(149,969)
Principal payments, calls and maturities of securities available for sale	157,771	150,737
Principal payments of securities held to maturity	507	230
Purchase of securities, restricted	(4,112)	(5,323)
Proceeds from sale of securities, restricted	4,100	5,309
Proceeds from sale of real estate owned	-	275
Net change in loans	(96,281)	(7,082)
Purchases of premises and equipment	(29)	(112)
Net cash used in investing activities	(96,087)	(8,435)
Cash Flows from Financing Activities
Net change in demand deposits	98,535	376
Net change in time deposits	40,638	498
Proceeds from borrowed funds	215,119	210,559
Repayment of borrowed funds	(193,233)	(207,474)
Distributions to Tectonic Holdings members prior to Tectonic Merger	-	(1,300)
Proceeds from issuance of preferred stock	-	15,506
Dividends paid on Series A preferred shares	-	(296)
Dividends paid on Series B preferred shares	(776)	-
Net cash provided by financing activities	160,283	17,869
Net change in cash and cash equivalents	59,992	1,088
Cash and cash equivalents at beginning of period	20,203	18,458
Cash and cash equivalents at end of period	$80,195	$19,546

Non Cash Transactions
Transfers from loans to other real estate owned	$-	$275
Lease liabilities incurred in exchange for right-of-use assets	$118	$241
Dividends accrued on Series A preferred shares	$-	$109
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,965	$2,927
Income taxes	$-	$480

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

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the full year ending December 31, 2020.

In December 2019, a novel coronavirus (“COVID-19”) was reported in China, and, in March 2020, the World Health Organization declared COVID-19 to be a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

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

The Company is working with customers directly affected by the COVID-19 pandemic. The Company has been and continues to be prepared to offer short-term assistance in accordance with regulatory guidelines. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan loss and record additional provision for loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

In addition, the effects of the COVID-19 pandemic could cause what management would deem to be a triggering event that could, under certain circumstances, cause us to perform goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period. As of June 30, 2020, we determined that such impairment tests were not necessary.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. The computation of all share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$1,726	$1,988	$3,739	$3,981
Average shares outstanding	6,569	6,569	6,569	6,569
Effect of common stock-based compensation	-	-	-	-

Average diluted shares outstanding	6,569	6,569	6,569	6,569

Basic earnings per share	$0.26	$0.30	$0.57	$0.61
Diluted earnings per share	$0.26	$0.30	$0.57	$0.61

As of June 30, 2020, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $5.37, were excluded from the computation of diluted net EPS because their effect was anti-dilutive.

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

Note 3. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,091	$68	$2	$10,157
Mortgage-backed securities	2,781	92	-	2,873
Total securities available for sale	$12,872	$160	$2	$13,030

Securities held to maturity:
Property assessed clean energy	$5,827	$-	$-	$5,827
Securities, restricted:
Other	$2,429	$-	$-	$2,429

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,684	$83	$36	$10,731
Mortgage-backed securities	1,925	21	-	1,946
Total securities available for sale	$12,609	$104	$36	$12,677

Securities held to maturity:
Property assessed clean energy	$6,349	$-	$-	$6,349

Securities, restricted:
Other	$2,417	$-	$-	$2,417

Securities not readily marketable	$100	$-	$-	$100

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

As of June 30, 2020 and December 31, 2019, securities available for sale with a fair value of $805,000 and $902,000, respectively, were pledged against trust deposit balances held at the Bank.

As of June 30, 2020 and December 31, 2019, the Bank held FRB stock in the amount of $1.2 million and FHLB stock in the amount of $1.2 million, all of which was classified as restricted securities.

As of June 30, 2020 and December 31, 2019, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of June 30, 2020:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$2,000	$2	$-	$-	$2,000	$2

The number of investment positions in this unrealized loss position totaled one as of June 30, 2020. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of June 30, 2020, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities as of June 30, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,799	$1,810	$556	$556
Due after five years through ten years	7,000	7,030	2,479	2,479
Due after ten years	1,292	1,317	2,792	2,792
Mortgage-backed securities	2,780	2,873	-	-
Total	$12,871	$13,030	$5,827	$5,827

Note 4. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$86,311	$85,476
Consumer installment	5,717	3,409
Real estate – residential	4,999	5,232
Real estate – commercial	50,082	46,981
Real estate – construction and land	10,160	7,865
SBA:
SBA 7(a) guaranteed	165,476	69,963
SBA 7(a) unguaranteed	46,778	47,132
SBA 504	24,446	22,591
USDA	799	2,430
Other	1	-
Gross Loans	394,769	291,079
Less:
Allowance for loan losses	2,548	1,408
Net loans	$392,221	$289,671

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed by the President of the United States, in response to the COVID-19 pandemic, which established the Paycheck Protection Program (“PPP”). The PPP is administered by the SBA with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to twenty-four weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. PPP loans will carry an interest rate of 1.00% to be paid either by the SBA in the event of forgiveness or by the borrower for the term of the loan, which may be two or five years. PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of five years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness. Included in SBA 7(a) guaranteed loans at June 30, 2020, were $98.3 million of loans originated in the PPP. As mentioned above, the PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

As of June 30, 2020, our loan portfolio included $72.4 million of loans, approximately 18.3% of our total funded loans and 24.4% of total funded loans, net of the SBA PPP loans of $98.3 million, to the dental industry. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $11.6 million and $9.9 million of SBA loans held for sale as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company sold $6.2 million of SBA loans, resulting in a gain on sale of loans of $432,000. The Company did not sell any loans during the three months ended June 30, 2020. The Company elected to reclassify $5.8 and $7.5 million of the SBA 7(a) loans held for sale to loans held for investment during the three and six months ended June 30, 2020, respectively.

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

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company for the three months ended June 30, 2020.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$-	$60
Real estate - commercial	163	-
SBA guaranteed	1,118	4,892
SBA unguaranteed	575	1,039
Total	$1,856	$5,991

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

The provisions of the CARES Act include an election to suspend accounting for troubled debt restructurings in certain circumstances, such as extensions or deferrals, related to the COVID-19 pandemic made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of June 30, 2020, there were modifications made to 139 loans with a total outstanding balance of $92.8 million, or 23.7% of the total loan portfolio. The modifications primarily included a delay of principal and/or interest payments for three months. These loans continue to accrue interest and are evaluated for past due status based on the revised payment terms. Under the applicable guidance, none of these loans were considered restructured as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the three and six months ended June 30, 2020 and the year ended December 31, 2019.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2020						Six Months Ended
Commercial and industrial	$-	$-	$-	$-	$-	$20	$-
SBA	6,666	3,050	-	3,050	-	3,406	61
Total	$6,666	$3,050	$-	$3,050	$-	$3,426	$61

December 31, 2019						Year Ended
Commercial and industrial	$70	$60	$-	$60	$-	$62	$-
SBA	6,523	5,931	-	5,931	-	4,091	287
Total	$6,593	$5,991	$-	$5,991	$-	$4,153	$287

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

	30-89 Days	90 Days or More	Total	Total	Total	Total 90 Days Past Due
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Still Accruing
June 30, 2020
Commercial and industrial	$-	$-	$-	$86,311	$86,311	$-
Consumer installment	-	-	-	5,717	5,717	-
Real estate – residential	-	-	-	4,999	4,999	-
Real estate – commercial	-	87	87	49,995	50,082	-
Real estate – construction and land	-	-	-	10,160	10,160	-
SBA	-	1,693	1,693	235,007	236,700	-
USDA	-	-	-	799	799	-
Other	-	-	-	1	1	-
Total	$-	$1,780	$1,780	$392,989	$394,769	$-

December 31, 2019
Commercial and industrial	$571	$-	$571	$84,905	$85,476	$-
Consumer installment	-	-	-	3,409	3,409	-
Real estate – residential	-	-	-	5,232	5,232	-
Real estate – commercial	521	-	521	46,460	46,981	-
Real estate – construction and land	-	-	-	7,865	7,865	-
SBA	-	5,931	5,931	133,755	139,686	-
USDA	-	-	-	2,430	2,430	-
Other	-	-	-	-	-	-
Total	$1,092	$5,931	$7,023	$284,056	$291,079	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial and industrial	$85,637	$515	$-	$159	$-	$86,311
Consumer installment	5,717	-	-	-	-	5,717
Real estate – residential	4,999	-	-	-	-	4,999
Real estate – commercial	49,918	-	-	164	-	50,082
Real estate – construction and land	10,160	-	-	-	-	10,160
SBA	229,037	3,948	2,689	1,026	-	236,700
USDA	799	-	-	-	-	799
Other	1	-	-	-	-	1
Total	$386,268	$4,463	$2,689	$1,349	$-	$394,769

December 31, 2019
Commercial and industrial	$84,838	$578	$-	$60	$-	$85,476
Consumer installment	3,409	-	-	-	-	3,409
Real estate – residential	5,232	-	-	-	-	5,232
Real estate – commercial	46,981	-	-	-	-	46,981
Real estate – construction and land	7,865	-	-	-	-	7,865
SBA	127,004	9,506	2,137	1,039	-	139,686
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$277,759	$10,084	$2,137	$1,099	$-	$291,079

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Three months ended:
June 30, 2020
Beginning Balance	$955	$75	$43	$575	$138	$435	$-	$-	$2,221
Provision for loan losses	144	15	15	112	41	148	-	-	475
Charge-offs	-	-	-	-	-	(149)	-	-	(149)
Recoveries	-	-	-	-	-	1	-	-	1
Net charge-offs	-	-	-	-	-	(148)	-	-	(148)
Ending balance	$1,099	$90	$58	$687	$179	$435	$-	$-	$2,548

June 30. 2019
Beginning Balance	$423	$27	$20	$225	$38	$206	$-	$-	$939
Provision for loan losses	41	(1)	8	43	16	293	-	-	400
Charge-offs	-	-	-	-	-	(248)	-	-	(248)
Recoveries	-	-	-	-	-	16	-	-	16
Net charge-offs	-	-	-	-	-	(232)	-	-	(232)
Ending balance	$464	$26	$28	$268	$54	$267	$-	$-	$1,107

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Six months ended:
June 30, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408
Provision for loan losses	565	63	36	340	103	156	-	-	1,263
Charge-offs	-	-	-	-	-	(160)	-	-	(160)
Recoveries	33	-	-	-	-	4	-	-	37
Net recoveries (charge-offs)	33	-	-	-	-	(156)	-	-	(123)
Ending balance	$1,099	$90	$58	$687	$179	$435	$-	$-	$2,548

June 30. 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$-	$874
Provision for loan losses	45	(1)	1	58	20	360	-	-	483
Charge-offs	-	-	-	-	-	(266)	-	-	(266)
Recoveries	-	-	-	-	-	16	-	-	16
Net charge-offs	-	-	-	-	-	(250)	-	-	(250)
Ending balance	$464	$26	$28	$268	$54	$267	$-	$-	$1,107

The Company’s allowance for loan losses as of June 30, 2020 and December 31, 2019 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
June 30, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,099	90	58	687	179	435	-	-	2,548
Ending balance	$1,099	$90	$58	$687	$179	$435	$-	$-	$2,548

December 31, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	501	27	22	347	76	435	-	-	1,408
Ending balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408

The Company’s recorded investment in loans as of June 30, 2020 and December 31, 2019 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
June 30, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$3,050	$-	$-	$3,050
Loans collectively evaluated for impairment	86,311	5,717	4,999	50,082	10,160	233,650	799	1	391,719
Ending balance	$86,311	$5,717	$4,999	$50,082	$10,160	$236,700	$799	$1	$394,769

December 31, 2019
Loans individually evaluated for impairment	$60	$-	$-	$-	$-	$5,931	$-	$-	$5,991
Loans collectively evaluated for impairment	85,416	3,409	5,232	46,981	7,865	133,755	2,430	-	285,088
Ending balance	$85,476	$3,409	$5,232	$46,981	$7,865	$139,686	$2,430	$-	$291,079

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

On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet, under right-of-use assets and corresponding lease liabilities. See Note 1, Organization and Significant Accounting Policies, to these consolidated financial statements for more information. The right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of June 30, 2020 and December 31, 2019, right-of-use assets totaled $898,000 and $1.2 million, respectively, and are reported as other assets on our accompanying consolidated balance sheet. The related lease liabilities totaled $1.0 million and $1.4 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of June 30, 2020, the weighted average remaining lease term is two years, and the weighted average discount rate is 4.63%.

As of June 30, 2020, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2020	$377
2021	429
2022	175
2023	76
2024 and thereafter	7
Total minimum rental payments	1,064

Less: Minimum sublease rentals	(63)
Net minimum rental payments	1,001
Less: Interest	14
Present value of lease liabilities	$1,015

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of June 30, 2020 were $1.1 million through 2027.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Goodwill	$10,729	$10,729
Core deposit intangible	1,079	1,180

The Company recorded goodwill of $2.4 million during the first quarter of 2019 in connection with the acquisition of the assets of Nolan. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to eight years. The core deposit intangible amortization totaled $50,000 for the three months ended June 30, 2020 and 2019, and $101,000 for the six months ended June 30, 2020 and 2019.

The carrying basis and accumulated amortization of the core deposit intangible as of June 30, 2020 and December 31, 2019 were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(629)	(528)
Net carrying amount	$1,079	$1,180

The estimated amortization expense of the core deposit intangible remaining as of June 30, 2020 is as follows:

(In thousands)
2020 remaining	$101
2021	201
2022	208
2023	210
2024	210
Thereafter	149
Total	$1,079

Note 7. Deposits

Deposits were as follows:

(In thousands, except percentages)	June 30, 2020		December 31, 2019
Non-interest bearing demand	$73,964	17%	$33,890	12%
Interest-bearing demand (NOW)	4,887	1	4,546	1
Money market accounts	113,570	27	56,144	20
Savings accounts	5,363	1	4,669	2
Time deposits $100,000 and over	218,026	52	178,004	63
Time deposits under $100,000	6,964	2	6,348	2
Total	$422,774	100%	$283,601	100%

Time deposits of $250,000 and over totaled $63.1 million and $37.4 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 the scheduled maturities of time deposits were as follows:

(In thousands)
2020	$84,587
2021	82,511
2022	30,474
2023	15,561
2024	6,104
Thereafter	5,753
Total	$224,990

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of June 30, 2020 and December 31, 2019 was insignificant.

Note 8. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $38.5 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2020. As of December 31, 2019, the Company had $12.0 million in borrowings with FHLB, which consisted of an overnight advance of $2.0 million with an interest rate of 1.45%, and a $10.0 million six-month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $30.3 million, which is secured by commercial loans. The Company had no borrowings from the FRB at June 30, 2020 and December 31, 2019. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). At June 30, 2020, the Bank pledged $33.8 million of PPP loans to the FRB under the PPPLF to borrow $33.8 million of funds at a rate of 0.35%, with maturities ranging from April 2022 through June 2022. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of June 30, 2020 and December 31, 2019, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 9. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the 401(k) plan covering the Bank’s employees, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation.

Under the safe harbor provision of the 401(k) plan adopted by Sanders Morris, Tectonic Advisors and the Company, the relevant employer is required to contribute 3% of eligible wages to the plan, up to the maximum amount under Internal Revenue Service (“IRS”) guidance, regardless of the level of the employee’s contributions. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance. At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the three and six months ended June 30, 2020 and 2019.

The amount of employer contributions charged to expense under the two plans was $101,000 and $224,000 for the three and six months ended June 30, 2020, respectively, and $87,000 and $174,000 for the three and six months ended June 30, 2019, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of June 30, 2020 and December 31, 2019.

Note 10. Income Taxes

Income tax expense was $587,000 and $1.3 million for the three and six months ended June 30, 2020, respectively and $407,000 and $771,000 for the three and six months ended June 30, 2019, respectively. The Company’s effective income tax rate was 21.7% and 22.3% for the three and six months ended June 30, 2020, respectively, compared to 15.7% and 15.0% for the same periods in the prior year, respectively. The effective income tax rate differed materially from the U.S. statutory rate of 21% for the three and months ended June 30, 2019 due to Tectonic Advisor’s and Sanders Morris tax status as a partnership for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

Net deferred tax liabilities totaled $351,000 and $194,000 at June 30, 2020 and December 31, 2019, respectively.

The Company files U.S. federal and state income tax returns.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan was amended and restated by the Company and its shareholders effective March 27, 2019 in connection with the Company’s initial public offering. The Plan is administered by the Compensation Committee of the Board and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each stock option is no longer than 10 years from the date of the grant.

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each stock option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model.

No stock options or other equity awards were granted under the Plan during the three and six months ended June 30, 2020 or 2019.

As of June 30, 2020, there were 50,000 stock options outstanding that vested on May 15, 2020, the third anniversary of the grant date, for which compensation has been fully recognized.  In addition, there were 140,000 stock options outstanding as of June 30, 2020 that vest on May 15, 2021, the fourth anniversary of the grant date. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $21,000 and $45,000 for the three and six months ended June 30, 2020, respectively, and $34,000 and $58,000 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $58,000 of total unrecognized compensation cost.

There were no grants, forfeitures, or exercises in the Plan for the three and six months ended June 30, 2020 and 2019. The number of shares outstanding and the weighted average exercise price as of June 30, 2020 and December 31, 2019 was 190,000 and $5.37. The weighted average contractual life as of June 30, 2020 and December 31, 2019 was 6.87 years and 7.37 years, respectively.

Stock options outstanding at the end of the period had immaterial aggregate intrinsic values.

The weighted-average grant date fair value of the options as of June 30, 2020 and December 31, 2019 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger had occurred upon the date at which the entities came under common control.

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

The following table summarizes loan commitments:

(In thousands)	June 30, 2020	December 31, 2019
Undisbursed loan commitments	$27,255	$31,589
Standby letters of credit	172	172
	$27,427	$31,761

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of June 30, 2020 and December 31, 2019.

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

Note 13. Related Parties

Management agreements with Services:  Through May 2019, the Company had management services agreements (the “Tectonic Management Services Agreement”) with Tectonic Services, LLC (“Tectonic Services”). Tectonic Services was the Managing Member of Tectonic Holdings, Tectonic Advisors, Sanders Morris and HWG prior to the Tectonic Merger. Under the Tectonic Management Services Agreement, Tectonic Services was paid on a monthly basis for management services to assist in conducting business operations and accomplishing strategic objectives. The Tectonic Management Services Agreement was terminated upon the closing of the Tectonic Merger. The Company did not incur any expense under the Tectonic Management Services Agreement for the three and six months ended June 30, 2020. The Company incurred expense of $35,000 and $118,000 under the Tectonic Management Services Agreement during the three and six months ended June 30, 2019. There was no payable to Tectonic Services under these agreements as of June 30, 2020 or December 31, 2019.

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $489,000 and $912,000 during the three and six months ended June 30, 2020, respectively, and $387,000 and $706,000 during the three and six months ended June 30, 2019, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $355,000 and $193,000 in fees receivable related to these services at June 30, 2020 and December 31, 2019, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement:  In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $175,000 and $186,000 payable to Cain Watters related to this agreement at June 30, 2020 and December 31, 2019, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

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

On July 12, 2019, the Company repurchased and retired the Series A preferred stock from DCFH.  There was no Series A preferred stock outstanding as of December 31, 2019 or June 30, 2020.

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

The notes receivable, related parties, were fully repaid as of December 31, 2019. Therefore, there was no amount receivable under the notes receivable, related parties as of June 30, 2020 or December 31, 2019. There was no expense recognized for the three or six months ended June 30, 2020, and the Company recognized $15,000 and $30,000 in compensation expense for the three and six months ended June 30, 2019, respectively, in relation to the forgiven notes receivable, including related interest income.

As of June 30, 2020, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $6.3 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

As of June 30, 2020, the Bank had PPP loans to certain of its directors and their affiliated companies totaling $2.9 million in the aggregate. These loans were made to the Bank’s directors and their affiliated companies on the same terms as all other loans originated by the Bank under the PPP, established by the CARES Act. In addition, these loans were approved by the board of directors of the Bank in accordance with the Bank’s regulatory and policy requirements.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of June 30, 2020, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$44,748	17.04%	$27,568	10.50%	$26,255	10.00%
T Bank, N.A.	44,632	17.15	27,329	10.50	26,028	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	42,200	16.07	22,317	8.50	21,004	8.00
T Bank, N.A.	42,084	16.17	22,124	8.50	20,822	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	24,950	9.50	18,379	7.00	17,066	6.50
T Bank, N.A.	42,084	16.17	18,219	7.00	16,918	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	42,200	9.01	18,737	4.00	23,422	5.00
T Bank, N.A.	42,084	9.09	18,512	4.00	23,140	5.00

As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$39,709	15.47%	$26,950	10.50%	$25,667	10.00%
T Bank, N.A.	39,949	15.71	26,699	10.50	25,428	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	38,301	14.92	21,817	8.50	20,534	8.00
T Bank, N.A.	38,541	15.16	21,614	8.50	20,342	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	21,051	8.20	17,967	7.00	16,683	6.50
T Bank, N.A.	38,541	15.16	17,800	7.00	16,528	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	38,301	11.20	13,679	4.00	17,099	5.00
T Bank, N.A.	38,541	11.09	13,899	4.00	17,373	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of June 30, 2020, approximately $12.7 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2020
Income Statement
Total interest income	$4,722	$-	$-	$4,722
Total interest expense	1,241	-	218	1,459
Provision for loan losses	475	-	-	475
Net-interest income (loss) after provision for loan losses	3,006	-	(218)	2,788
Non-interest income	191	6,363	22	6,576
Depreciation and amortization expense	92	51	-	143
All other non-interest expense	1,369	4,917	234	6,520
Income (loss) before income tax	$1,736	$1,395	$(430)	$2,701

Goodwill and other intangibles	$9,458	$2,350	$-	$11,808
Total assets	$520,439	$9,117	$319	$529,875

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2020
Income Statement
Total interest income	$9,838	$-	$-	$9,838
Total interest expense	2,521	-	437	2,958
Provision for loan losses	1,263	-	-	1,263
Net-interest income (loss) after provision for loan losses	6,054	-	(437)	5,617
Non-interest income	653	14,002	22	14,677
Depreciation and amortization expense	186	158	-	344
All other non-interest expense	3,400	10,268	474	14,142
Income (loss) before income tax	$3,121	$3,576	$(889)	$5,808

Goodwill and other intangibles	$9,458	$2,350	$-	$11,808
Total assets	$520,439	$9,117	$319	$529,875

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2019
Income Statement
Total interest income	$4,466	$-	$-	$4,466
Total interest expense	1,244	-	238	1,482
Provision for loan losses	400	-	-	400
Net-interest income (loss) after provision for loan losses	2,822	-	(238)	2,584
Non-interest income	74	7,696	17	7,787
Depreciation and amortization expense	94	128	-	222
All other non-interest expense	1,820	5,523	207	7,550
Income (loss) before income tax	$982	$2,045	$(428)	$2,599

Goodwill and other intangibles	$9,659	$2,350	$-	$12,009
Total assets	$324,969	$10,466	$608	$336,043

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2019
Income Statement
Total interest income	$8,568	$-	$6	$8,574
Total interest expense	2,432	-	486	2,918
Provision for loan losses	483	-	-	483
Net-interest income (loss) after provision for loan losses	5,653	-	(480)	5,173
Non-interest income	72	14,851	29	14,952
Depreciation and amortization expense	187	232	-	419
All other non-interest expense	3,728	10,481	340	14,549
Income (loss) before income tax	$1,810	$4,138	$(791)	$5,157

Goodwill and other intangibles	$9,659	$2,350	$-	$12,009
Total assets	$324,969	$10,466	$608	$336,043

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2020
Securities available for sale:
U.S. government agencies	$-	$10,157	$-	$10,157
Mortgage-backed securities	-	2,873	-	2,873
As of December 31, 2019
Securities available for sale:
U.S. government agencies	$-	$10,731	$-	$10,731
Mortgage-backed securities	-	1,946	-	1,946

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and six months ended June 30, 2020, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of June 30, 2020 and December 31, 2019, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of June 30, 2020 and December 31, 2019, there were no foreclosed assets. There were no foreclosed assets re-measured during the three and six months ended June 30, 2020 and 2019.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the six months ended June 30, 2020, the Company added servicing assets totaling $92,000 in connection with the sale of $6.2 million in loans during the three months ended March 31, 2020. There were no sales of loans for the three months ended June 30, 2020 and for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, there was a credit provision of $100,000 to the valuation allowance for servicing assets. There was no allowance provision for the three months ended June 30, 2019. The allowance provision for servicing assets for the three and six months ended June 30, 2019 was $162,000.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest. The methodologies for other financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are discussed below.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$80,195	$80,195
Level 2 inputs:
Securities available for sale	13,030	13,030
Securities, restricted	2,429	2,429
Loans held for sale	11,625	12,715
Accrued interest receivable	2,340	2,340
Level 3 inputs:
Securities held to maturity	5,827	5,827
Securities not readily marketable	100	100
Loans, net	392,221	390,816
Servicing asset	759	759
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	73,964	73,964
Level 2 inputs:
Interest bearing deposits	348,810	349,031
Borrowed funds	45,886	45,886
Accrued interest payable	588	588
Off-balance sheet assets:
Commitments to extend credit	-	-
Standby letters of credit	-	-

	December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$20,203	$20,203
Level 2 inputs:
Securities available for sale	12,677	12,677
Securities, restricted	2,417	2,417
Loans held for sale	9,894	10,838
Accrued interest receivable	1,322	1,322
Level 3 inputs:
Securities held to maturity	6,349	6,349
Securities not readily marketable	100	100
Loans, net	289,671	287,823
Servicing asset	918	918
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	33,890	33,890
Level 2 inputs:
Interest bearing deposits	249,711	249,524
Borrowed funds	24,000	24,000
Accrued interest payable	595	595
Off-balance sheet assets:
Commitments to extend credit	-	-
Standby letters of credit	-	-

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

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2019 Form 10-K, and under the section entitled “Risk Factors” in this Form 10-Q, including, but not limited to, the following:

●

adverse effects of the COVID-19 pandemic on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;

●	risks associated with the government response to the COVID-19 pandemic, including the implementation of the PPP and our participation therein;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	integration risks associated with the Tectonic Merger and other unknown risks;
●	risks associated with having one referral source, Cain Watters, comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental loans);
●	our ability to continue to originate loans (including SBA loans);
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	the adequacy of our allowance for loan losses;
●	regulatory scrutiny related to our commercial real estate loan portfolio;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	our inability to identify and address potential conflicts of business;
●	failure to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	our ability to raise additional capital;
●	the soundness of other financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters;
●	environmental liabilities;
●	regulation of the financial services industry;

●	legislative changes or the adoption of tax reform policies;
●	tariffs and trade barriers;
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

COVID-19 Update

The Company continues to actively monitor developments related to the COVID-19 pandemic and its impact on the Company’s business, customers, employees, vendors, and service providers. Through the second quarter of 2020, the most notable financial impact to the Company’s results of operations is the building of the allowance for loan losses, primarily as a result of continued deterioration in macroeconomic variables such as unemployment, which are incorporated into our economic forecasts utilized to calculate our allowance for loan losses. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

In addition to the effect on our allowance for loan losses, the COVID-19 pandemic has resulted in a significant and continuing decrease in commercial activity throughout the State of Texas as well as nationally, which has or may have the following impacts on the Company:

●

This decrease in commercial activity and disruption to economic activity generally may cause our customers and vendors, both businesses and individuals, to be unable to meet existing payment or other obligations to us, including service obligations.

●

The Company continues to work with customers impacted by the economic downturn, supporting requests for payment deferrals and extensions, provided such customers were not 30 days past due at December 31, 2019. We expect that our support of these borrowers, combined with the potential for further decreases in the value of the Company’s client assets under management and the possibility of sustained decreases in trading activity in certain of our brokerage business segments, will decrease our net interest income, and our advisory and brokerage revenues.

●	Under the CARES Act, as an SBA Preferred Lender, the Bank funded approximately 922 loans, for approximately $98.3 million in funding under the PPP.
●

The pandemic and resulting economic disruption continues to place pressure on consumers and create uncertainty, which has impacted the creditworthiness of potential and current borrowers. These adverse effects correlate with deteriorating economic conditions (such as the unemployment rate), which, in turn, are likely to negatively impact our borrowers' creditworthiness and therefore our ability to make loans in the future.

●

In response to the pandemic in an effort to protect the health of our customers and employees, the majority of the Company’s employees are working remotely to some extent. The Company continues to address the needs of a remote workforce with adjustments to its hardware and applications, including upgrades to its internal systems to alleviate difficulties working remotely in certain business segments.

●

The Company is also monitoring the activities of its vendors and other third-party service providers to mitigate risk associated with any potential service disruptions due to COVID-19 and its economic effects.

The Company continues to monitor and review the evolving risks and developments of the COVID-19 pandemic. The duration and scope of the disruptions due to the pandemic and their impact on the Company, its internal operations, including personnel on which we rely, our customers and the areas in which they operate, and the wider economy remain uncertain.

The impact of the COVID-19 pandemic on the Company for the periods covered by this Form 10-Q are detailed in each applicable section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” included below.

General

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, recordkeeping and insurance to individuals, small businesses and institutions in all 50 states.

The following discussion and analysis presents our consolidated financial condition as of June 30, 2020 and December 31, 2019, and our consolidated results of operations for the three and six months ended June 30, 2020 and 2019. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our Form 10-K filed with the SEC on March 31, 2020.

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

Performance Summary

Net income available to common shareholders decreased $262,000, or 13.2% to $1.7 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019. Earnings per diluted common share was $0.26 and $0.30, for the three months ended June 30, 2020 and 2019, respectively. Net income available to common shareholders decreased $242,000, or 6.1% to $3.7 million for the six months ended June 30, 2020, compared to $4.0 million for the six months ended June 30, 2019. Earnings per diluted common share was $0.57 and $0.61, for the six months ended June 30, 2020 and 2019, respectively.

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this Form 10-Q contains financial information determined by methods other than in accordance with GAAP which includes return on average tangible common equity. We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity. We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, measures and ratios prepared in accordance with GAAP.

For the three months ended June 30, 2020, return on average assets was 1.68%, compared to 2.71% for the same period in the prior year, and return on average tangible common equity was 29.23%, compared to 39.32% for the same period in the prior year. For the six months ended June 30, 2020, return on average assets was 2.07%, compared to 2.77% for the six months ended June 30, 2019, and return on average tangible common equity was 33.42%, compared to 43.78% for the same period in the prior year. The lower return ratios for the three and six months ended June 30, 2020 were primarily due to increases in both average assets and average tangible common equity during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019. The growth in average tangible common equity between the two periods is primarily related to earnings, net of preferred dividends paid, from June 30, 2019 to June 30, 2020. The growth in average assets is primarily attributable to growth in average interest-bearing deposits during the six months ended June 30, 2020 to increase liquidity in anticipation of funding the PPP loans discussed under “COVID-19 Update” above.

The following table presents non-GAAP reconciliations of return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended June 30, 2020	As of and for the Three Months Ended June 30, 2019	As of and for the Six Months Ended June 30, 2020	As of and for the Six Months Ended June 30, 2019
Income available to common shareholders	$1,726	$1,988	$3,739	$3,981

Average shareholders’ equity	$52,841	$48,376	$51,618	$42,219
Less: average goodwill	10,729	10,778	10,729	10,814
Less: average core deposit intangible	1,112	1,312	1,137	1,337
Less: average preferred stock	17,250	16,005	17,250	11,732
Average tangible common equity	$23,750	$20,281	$22,502	$18,336
Return on average tangible common equity	29.23%	39.32%	33.42%	43.78%

Total assets grew by $164.8 million, or 45.1%, to $529.9 million as of June 30, 2020 from $365.1 million as of December 31, 2019. This increase was primarily due to an increase in our loans, net of allowance for loan losses, of $102.6 million, or 35.4%, to $392.2 million as of June 30, 2020, from $289.7 million as of December 31, 2019, due primarily to loans originated under the SBA’s PPP program, and an increase in interest-bearing deposits at the Bank from purchases of certificates of deposit in the wholesale market. Substantially all loans outside of those made under the SBA’s PPP program are secured by specific collateral, including business assets, consumer assets, and commercial real estate. We anticipate that as the majority of PPP loans are forgiven or paid off, which we believe will occur principally over the next 12 months, and as customers spend down their PPP funds, this will result in a reduction in both loans and deposits.

Shareholders’ equity increased $3.9 million, or 7.6%, to $54.3 million as of June 30, 2020, from $50.5 million as of December 31, 2019. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

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

Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30, 2020 vs June 30, 2019
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(83)	$15	$(68)
Securities	(17)	22	5
Loans, net of unearned discount (1)	(1,080)	1,399	319
Total earning assets	(1,180)	1,436	256

Savings and interest-bearing demand	(1)	2	1
Money market deposit accounts	(174)	36	(138)
Time deposits	(290)	442	152
FHLB and other borrowings	(56)	19	(37)
Subordinated notes	(1)	-	(1)
Total interest-bearing liabilities	(522)	499	(23)

Changes in net interest income	$(658)	$937	$279

(1)	Average loans include non-accrual.

Net interest income increased $279,000, or 9.3%, from $3.0 million for the three months ended June 30, 2019, to $3.3 million for the three months ended June 30, 2020. Net interest margin for the three months ended June 30, 2020 and 2019 was 2.74% and 4.05%, a decrease of 131 basis points. The increase in net interest income was primarily due to an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings.

The average volume of loans increased $117.3 million, or 45.2%, from $259.5 million for the three months ended June 30, 2019 to $376.8 million for the three months ended June 30, 2020, and the average yield for loans decreased 165 basis points from 6.45% for the three months ended June 30, 2019 to 4.80% for the three months ended June 30, 2020. PPP loans account for $64.9 million of the average volume increase. The changes compared to last year have been impacted by the recent short-term interest rate cuts and the interest rate that the PPP loans carry of 1.00%, as well as the timing of recognition of the related SBA loan fees, and increased liquidity on the balance sheet. See Paycheck Protection Loans under Loan Portfolio Composition within the discussion of our financial position below for more information. The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

Average volume of interest-bearing deposits increased $136.8 million, or 63.2%, from $216.6 million for the three months ended June 30, 2019, to $353.4 million for the three months ended June 30, 2020, and the average interest rate paid on interest-bearing deposits decreased 84 basis points from 2.22% for the three months ended June 30, 2019 to 1.38% for the three months ended June 30, 2020. The average cost of deposits during the three months ended June 30, 2020 was impacted by decreases in interest rates paid on money market and time deposits as a result of the decrease in market interest rates.

Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30, 2020 vs June 30, 2019
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(134)	$61	$(73)
Securities	80	28	108
Loans, net of unearned discount (1)	(1,028)	2,257	1,229
Total earning assets	(1,082)	2,346	1,264

Savings and interest-bearing demand	-	4	4
Money market deposit accounts	(224)	87	(137)
Time deposits	(414)	674	260
FHLB and other borrowings	(109)	23	(86)
Subordinated notes	(1)	-	(1)
Total interest-bearing liabilities	(748)	788	40

Changes in net interest income	$(334)	$1,558	$1,224

(1)	Average loans include non-accrual.

Net interest income increased $1.2 million, or 21.1%, from $5.7 million for the six months ended June 30, 2019, to $6.9 million for the six months ended June 30, 2020. Net interest margin for the six months ended June 30, 2020 and 2019 was 3.37% and 3.93%, respectively, a decrease of 56 basis points. The increase in net interest income was primarily due to an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.

The average volume of loans increased $81.7 million, or 32.0%, from $255.4 million for the six months ended June 30, 2019, to $337.1 million for the six months ended June 30, 2020, and the average yield for loans decreased 81 basis points from 6.32% for the six months ended June 30, 2019 to 5.51% for the six months ended June 30, 2020. The changes compared to last year have been impacted by the recent short-term interest rate cuts and increased liquidity on the balance sheet. The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

Average volume of interest-bearing deposits increased $92.7 million, or 43.3%, from $214.4 million for the six months ended June 30, 2019, to $307.1 million for the six months ended June 30, 2020, and the average interest rate paid on interest-bearing deposits decreased 58 basis points from 2.20% for the six months ended June 30, 2019 to 1.62% for the six months ended June 30, 2020. The average cost of deposits during the six months ended June 30, 2020 was impacted by decreases in interest rates paid on money market and time deposits as a result of the decrease in market interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$77,139	$19	0.10%	$14,439	$87	2.42%
Securities	24,281	210	3.48	21,703	205	3.79
Loans, net of unearned discount (1)	376,803	4,493	4.80	259,505	4,174	6.45
Total earning assets	478,223	4,722	3.97	295,647	4,466	6.06
Cash and other assets	29,830			30,223
Allowance for loan losses	(2,216)			(954)
Total assets	$505,837			$324,916
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$10,036	8	0.32%	$7,496	7	0.37%
Money market deposit accounts	101,161	98	0.39	63,562	236	1.49
Time deposits	242,220	1,107	1.84	145,503	955	2.63
Total interest-bearing deposits	353,417	1,213	1.38	216,561	1,198	2.22
FHLB and other borrowings	27,093	27	0.40	7,808	64	3.29
Subordinated notes	12,000	219	7.34	12,000	220	7.35
Total interest-bearing liabilities	392,510	1,459	1.50	236,369	1,482	2.51
Non-interest-bearing deposits	54,009			34,242
Other liabilities	6,477			5,929
Total liabilities	452,996			277,299
Shareholders’ equity	52,841			48,376
Total liabilities and shareholders’ equity	$505,837			$324,916

Net interest income		$3,263			$2,984
Net interest spread			2.47%			3.55%
Net interest margin			2.74%			4.05%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020			2019
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$50,471	$82	0.33%	$12,813	$155	2.44%
Securities	23,073	522	4.55	21,834	414	3.82
Loans, net of unearned discount (1)	337,100	9,234	5.51	255,433	8,005	6.32
Total earning assets	410,644	9,838	4.82	290,080	8,574	5.96
Cash and other assets	29,309			29,742
Allowance for loan losses	(1,820)			(915)
Total assets	$438,133			$318,907
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$9,646	18	0.37%	$7,335	14	0.38%
Money market deposit accounts	82,456	297	0.72	58,692	434	1.49
Time deposits	215,018	2,156	2.02	148,350	1,896	2.58
Total interest-bearing deposits	307,120	2,471	1.62	214,377	2,344	2.20
FHLB and other borrowings	15,643	50	0.64	8,395	136	3.27
Subordinated notes	12,000	437	7.32	12,000	438	7.36
Total interest-bearing liabilities	334,763	2,958	1.78	234,772	2,918	2.51
Non-interest-bearing deposits	45,034			36,451
Other liabilities	6,718			5,465
Total liabilities	386,515			276,688
Shareholders’ equity	51,618			42,219
Total liabilities and shareholders’ equity	$438,133			$318,907

Net interest income		$6,880			$5,656
Net interest spread			3.04%			3.45%
Net interest margin			3.37%			3.93%

(1)	Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the three and six months ended June 30, 2020, the provision for loan losses totaled $475,000 and $1.3 million, respectively, compared to $400,000 and $483,000 for the three and six months ended June 30, 2019. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Trust income	$1,196	$1,250	$2,472	$2,431
Gain on sale of loans	-	-	432	-
Advisory income	2,311	2,466	4,805	4,668
Brokerage income	1,790	2,894	3,861	4,956
Service fees and other income	1,222	1,096	2,959	2,734
Rental income	57	81	148	163
Total	$6,576	$7,787	$14,677	$14,952

Total non-interest income for the three and six months ended June 30, 2020 decreased $1.2 million, or 15.6%, and $275,000, or 1.8%, compared to the same periods in the prior year, respectively. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and six months ended June 30, 2020 decreased $54,000, or 4.3%, and increased $41,000, or 1.7%, compared to the same periods in the prior year, respectively. The variance in the fee income between the periods is due to a decrease in the average market value of the trust assets during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, combined with a slightly larger increase in the average market value of the trust assets during the first quarter of 2020 compared with the same period in the prior year, which slightly offset the decrease in the second quarter. The economic disruption caused by the COVID-19 pandemic has increased market volatility, which has resulted in a decrease in our assets held in custody, which may be sustained and could materially worsen, decreasing trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. There was no gain on sale of loans for the three months ended June 30, 2020 and 2019. Gain on sale of loans for the six months ended June 30, 2020 was $432,000, resulting from the sale of $6.2 million of SBA loans. There were no loan sales for the same period in the prior year.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three and six months ended June 30, 2020, advisory income decreased $155,000, or 6.3%, and increased $137,000, or 2.9%, compared to the same periods in the prior year, respectively. The decrease in advisory income for the three month period is due to a decrease in the average market value of the advisory assets during the three months ended June 30, 2020, compared to the same period in the prior year. This decrease during this three month period was slightly offset by an increase in advisory income during the three months ended March 31, 2020 compared to the same period in the prior year, which combined resulted in a net increase in advisory income for the six months ended June 30, 2020 compared to the same period in the prior year. Similar to our trust income, any decrease in the value our assets under management will result in a comparable decrease in our advisory income. The economic disruption caused by the COVID-19 pandemic has increased market volatility, which has resulted in a decrease in our assets under management, which may be sustained and could materially worsen, decreasing advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period. Brokerage income for the three and six months ended June 30, 2020 decreased $1.1 million, or 38.1%, and $1.1 million, or 22.1%, respectively, compared to the same periods in the prior year. The economic disruption related to the COVID-19 pandemic has led to a dramatic slowing of activity in private placements and syndicated public offerings, on which margins have historically been higher. This activity may face a prolonged recovery, materially decreasing brokerage income. During the first quarter 2020, this effect was offset by a temporary increase in certain segments of trading activity which are typically done at lower margins. This increase was not sustained into the second quarter.

The chart below reflects our advisory and brokerage assets as of June 30, 2020, December 31, 2019 and June 30, 2019.

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Advisory assets
Tectonic Advisors	$2,020,209	$2,057,570	$1,959,393
Sanders Morris	520,284	560,820	400,972
Total advisory assets	$2,540,493	$2,618,390	$2,360,365

Brokerage assets – Sanders Morris	$1,286,924	$1,426,828	$1,372,881

Total advisory and brokerage assets	$3,827,417	$4,045,218	$3,733,246

Service fees and other income. Service fees includes fees for deposit-related services, and third party administration fees. Service fees for the three and six months ended June 30, 2020 increased $126,000, or 11.5%, and $225,000, or 8.2%, compared to the same period in the prior year. This is the result of an increase in other income related to a non-recurring extinguishment of a retirement liability during the six months ended June 30, 2020 and bad debt expense recognized during the six months ended June 30, 2019, partially offset by a decrease in third party administration fees. The decrease in third party administration fees is due to a lag in information from plan sponsors to complete annual plan administration work. The vast majority of Nolan’s plan administration clients are dental practices. Nolan believes that the timing lag is at least partially related to the shutdown of dental practices nationwide during the COVID-19 pandemic. The Company expects that there will be a lag in the timing of the completion of plan administration for 2020 compared to 2019, which would impact the timing of revenue recognition for third party administration fees compared to the corresponding periods in 2019, although the timing lag recovered somewhat during the three months ended June 30, 2020.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and six months ended June 30, 2020 decreased $24,000, or 29.6%, and $15,000, or 9.2%, compared to the same periods in the prior year, due to the granting of rent abatements and one tenant’s lease reaching the end of its term and subsequent nonrewal.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Salaries and employee benefits	$4,049	$4,869	$8,953	$9,252
Occupancy and equipment	585	636	1,210	1,249
Trust expenses	372	499	927	976
Brokerage and advisory direct costs	560	451	1,046	870
Professional fees	284	418	676	863
Data processing	202	220	401	449
Other	611	679	1,273	1,309
Total	$6,663	$7,772	$14,486	$14,968

Total non-interest expense for the three and six months ended June 30, 2020 decreased $1.1 million, or 14.3%, and $482,000, or 3.2%, compared to the same periods in the prior year, primarily due to decreases in salaries and employee benefits, trust expenses and professional fees, other expenses, and depreciation expense within occupancy and equipment, partly offset by increases in brokerage and advisory direct costs. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for three and six months ended June 30, 2020 decreased $820,000, or 16.8%, and decreased $299,000, or 3.2%, compared to the same period in the prior year. The decreases were due to decreases in commissions, earnouts and incentive bonuses of $496,000 and $155,000 within our other financial services segment for the three and six months ended June 30, 2020, respectively, primarily related to decreases in brokerage activity, including private placement activity, at Sanders Morris, compared to the same periods in the prior year, and decreases in salaries and employee benefits in our Banking segment of $408,000 and $317,000 for the three and six months ended June 30, 2020, respectively, resulting from recording a portion of fees received from the SBA as an offset to employee costs related to origination of PPP loans, partly offset by annual merit increases and increase in staff. These decreases were partially offset by a change to the manner in which our chief executive officer was paid, which increase was entirely offset by a reduction in management fees noted below under other expense (resulting in no additional amount being paid to our chief executive officer).

Occupancy and equipment expense. Occupancy and equipment expense for three and six months ended June 30, 2020 decreased $51,000, or 8.0%, and decreased $39,000, or 3.1%, compared to the same periods in the prior year, primarily due to a group of fixed assets and software costs reaching full depreciation/amortization during the three months ended June 30, 2020.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses decreased $127,000, or 25.5%, and decreased $49,000, or 5.0%, for the three and six months ended June 30, 2020, respectively, due to a decrease in the market value of trust assets for the three and six months ended June 30, 2020 over that during the three and six months ended June 30, 2019, as discussed under Non-Interest Income and within COVID-19 Update, above.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three and six months ended June 30, 2020 increased $109,000, or 24.2%, and increased $176,000, or 20.2%, compared to the same periods in the prior year, related primarily to volume increases in certain segments of brokerage activity driven by market volatility, leading to increases in ticket based charges, as well as clearing firm and other service fees. These increases were slightly offset by nominal decreases in information services and referral fees.

Professional fees. Professional fees, which include legal, consulting, audit and professional fees, for the three and six months ended June 30, 2020 decreased $134,000, or 32.1%, and decreased $187,000, or 21.7%, compared to the same periods in the prior year. The decreases were the result of decreases in legal and audit fees related to the acquisition of Nolan during the three months ended March 31, 2019, and the preparation of our Registration Statement filed in April 2019 related to our initial public offering, and decreases in expenses related to legal and regulatory matters at Sanders Morris. These decreases were slightly offset by increases in legal and professional fees for our annual audit and periodic SEC filings.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three and six months ended June 30, 2020 decreased $18,000, or 8.2%, and decreased $48,000, or 10.7%, respectively, compared to the same periods in the prior year. The decreases were due to lower trust data processing for discounts received for the six months ended June 30, 2020, and decreases in data processing and operating systems at Sanders Morris and Tectonic Advisors related to the completion of initiatives undertaken during 2018 and early 2019.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three and six months ended June 30, 2020 decreased $68,000, or 10.0%, and decreased $36,000, or 2.8%, compared to the same periods in the prior year. Decreases in these costs were primarily related to decreases in management fees to third parties, which are related to the change in the manner in which our chief executive officer was paid as discussed above within salaries and employee benefits, and decreases in travel, meals, and entertainment costs related to decreased brokerage and private placement activity. These decreases were somewhat offset by increases in our directors’ and officers’ insurance costs as a result of our status as a public filing entity, increases in internet costs related to increasing bandwidth to accommodate network changes at Sanders Morris and Tectonic Advisors, and increases in compliance and advertising costs at Sanders Morris.

Income Taxes

The income tax expense for the three and six months ended June 30, 2020 was $587,000 and $1.3 million, respectively, compared to $407,000 and $771,000 for the three and six months ended June 30, 2019. The effective income tax rate was 21.7% and 22.3% for the three and six months ended June 30, 2020, respectively compared to 15.7% and 15.0% for the same periods in the prior year. The effective income tax rate differed from the U.S. statutory rate of 21% for the three and six months ended June 30, 2019, primarily due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

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

The following table presents key metrics related to our segments:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$3,672	$6,363	$(196)	$9,839	$7,970	$14,002	$(415)	$21,557
Income (loss) before taxes	$1,736	$1,395	$(430)	$2,701	$3,121	$3,576	$(889)	$5,808

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$3,296	$7,696	$(221)	$10,771	$6,208	$14,851	$(451)	$20,608
Income (loss) before taxes	$982	$2,045	$(428)	$2,599	$1,810	$4,138	$(791)	$5,157

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and six months ended June 30, 2020 increased $754,000, or 76.8%, and increased $1.3 million, or 72.4%, respectively, compared to the same periods in the prior year. The increase during the three months ended June 30, 2020 was primarily the result of a $259,000 increase in net interest income, a $117,000 increase in non-interest income and a $454,000 decrease in non-interest expense, partly offset by a $75,000 increase in the provision for loan losses. The increase during the six months ended June 30, 2020 was primarily the result of a $1.2 million increase in net interest income, a $582,000 increase in non-interest income and a $329,000 decrease in non-interest expense, partly offset by a $780,000 increase in the provision for loan losses.

Net interest income for the three and six months ended June 30, 2020 increased $259,000, or 8.0%, and $1.2 million, or 19.2%, respectively, compared to the same periods in the prior year, due to an increase in the average volume of loans and a decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and six months ended June 30, 2020, totaled $475,000 and $1.3 million, respectively, compared to $400,000 and $483,000 for the three and six months ended June 30, 2019, respectively. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended June 30, 2020 increased $117,000, or 158.1%, and $582,000, or 819.7% for the six months ended June 30, 2020, compared to the same periods in the prior year, respectively. The increases were primarily due to a $141,000 increase in net loan servicing income, partly offset by a $24,000 decrease in rental income for the three months ended June 30, 2020, and a $432,000 increase in gain on sale of assets and a $165,000 increase in net loan servicing income, partly offset by a $15,000 decrease in rental income. The increase in net loan servicing income was the result of reversing the allowance valuation allowance for loan servicing assets during the three months ended June 30, 2020. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended June 30, 2020 decreased $454,000, or 23.7%, and decreased $329,000, or 8.4% for the six months ended June 30, 2020 compared to the same periods in the prior year, respectively. The decreases were primarily due to a $408,000 decrease in salaries and employee benefits resulting from recording a portion of fees received from the SBA to offset employee costs to originate PPP loans, partly offset by annual merit increases and increase in staff, and also to a decrease in professional fees related to the acquisition of the Nolan business and other new business activity during the three months ended March 31, 2019. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and six months ended June 30, 2020 decreased $650,000, or 31.8%, and decreased $562,000, or 13.6%, respectively, compared to the same periods in the prior year. The decreases during the three and six months ended June 30, 2020 were primarily the result of decreases of $1.3 million and $850,000 in non-interest income, offset by decreases of $682,000 and $288,000 in non-interest expense.

Non-interest income for the three and six months ended June 30, 2020 decreased $1.3 million, or 17.3%, and decreased $850,000, or 5.7%, compared to the same periods in the prior year, respectively. The decreases were primarily due to a decrease in brokerage income of $1.1 million and a decrease in advisory income of $155,000 during the three months ended June 30, 2020. These decreases were offset by an increase in advisory income of $292,000 during the three months ended March 31, 2020, related to increases in assets under management at Sanders Morris and Tectonic Advisors experience during the period, and an increase in services fees and other income of $86,000, related to an increase in other income related to a non-recurring extinguishment of a retirement liability during the three months ended March 31, 2020 and bad debt expense recognized during the three months ended March 31, 2019. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2020 decreased $682,000, or 12.1%, and decreased $288,000, or 2.7%, respectively, compared to the same periods in the prior year. These decreases were related to decreases in salaries and employee benefits of $496,000 and $155,000 for the three and six months ended June 30, 2020, respectively, primarily related to decreases in brokerage activity, including private placement activity, at Sanders Morris leading to decreased commissions, earnouts and incentive bonuses compared to the same periods in the prior year, partially offset by staffing additions at Nolan to add capacity for additional plan administration work. In addition, trust expenses for the three and six months ended June 30, 2020 decreased by $127,000 and $49,000, respectively, related to decreases in the underlying assets under management on which those fees are based primarily during the three months ended June 30, 2020, and decreases in occupancy and equipment expenses of $76,000 and $73,000 for the three and six months ended June 30, 2020, respectively, related to software that became fully depreciated as of April 2020. The remaining variances for the three and six months ended June 30, 2020 related to decreases in professional fees, data processing and other expenses, offset by increases in brokerage and advisory direct costs, from increases in certain segments of brokerage activity and related exchange and clearing firm service fees, referral fees, and information services expense. See the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

Loss before taxes for the three months ended June 30, 2020 increased $2,000, or 0.5%, and increased $98,000, or 12.4% for the six months ended June 30, 2020, compared to the same periods in the prior year. The increase for the six months ended June 30, 2020 was due to increases in salaries and compensation expense of $173,000 other expenses of $28,000, partly offset by decreases in interest expense on borrowings of $50,000 and professional fees of $67,000.

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

As of June 30, 2020, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

As of June 30, 2020 and December 31, 2019, the Bank held FRB stock in the amount of $1.2 million and FHLB stock in the amount of $1.2 million, all of which was classified as restricted securities.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of June 30, 2020		As of December 31, 2019
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,091	$10,157	$10,684	$10,731
Mortgage-backed securities	2,781	2,873	1,925	1.946
Total securities available for sale	$12,872	$13,030	$12,609	$12,677

Securities held to maturity:
Property assessed clean energy	$5,827	$5,827	$6,349	$6,349

Securities, restricted:
Other	$2,429	$2,429	$2,417	$2,417

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of June 30, 2020. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,799	2.01%	$7,000	1.62%	$1,292	1.85%	$10,091	1.72%
Mortgage-backed securities	-	-	195	3.25	931	2.83	1,655	2.30	2,781	2.55
Total	$-	-%	$1,994	2.13%	$7,931	1.77%	$2,947	2.10%	$12,872	1.90%
Securities held to maturity:
Property assessed clean energy	$-	-%	$556	6.34%	$2,479	5.71%	$2,792	7.32%	$5,827	6.54%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,429	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $103.7 million, or 35.6%, to $394.8 million at June 30, 2020, compared to $291.1 million at December 31, 2019. The increase includes PPP loans totaling $98.3 million. SBA loans comprise the largest group of loans in our portfolio totaling $236.7 million, or 60.0% of the total loans at June 30, 2020, compared to $139.7 million, or 48.0% at December 31, 2019. Commercial and industrial loans totaled $86.3 million, or 21.9% of the total loans at June 30, 2020, compared to $85.5 million, or 29.4%, at December 31, 2019. Commercial and construction real estate loans totaled $60.2 million, or 15.3%, of the total loans at June 30, 2020, compared to $54.8 million, or 18.8%, at December 31, 2019.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	June 30, 2020		December 31, 2019
Commercial and industrial	$86,311	21.9%	$85,476	29.4%
Consumer installment	5,717	1.4	3,409	1.2
Real estate – residential	4,999	1.3	5,232	1.8
Real estate – commercial	50,082	12.7	46,981	16.1
Real estate – construction and land	10,160	2.6	7,865	2.7
SBA 7(a) guaranteed	165,476	41.9	69,963	24.0
SBA 7(a) unguaranteed	46,778	11.8	47,132	16.2
SBA 504	24,446	6.2	22,591	7.8
USDA	799	0.2	2,430	0.8
Other	1	-	-	-
Total Loans	$394,769	100.0%	$291,079	100.0%

At origination, the Company determines whether holding the guaranteed portion of SBA 7(a) and USDA loans provide better long-term risk adjusted returns than selling the loans, and records as either held for investment or held for sale. The Company records held for sale loans at the lower of cost or fair value. Loans held for sale totaled $11.6 million and $9.9 million at June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, the Company elected to reclassify $5.8 million and $7.5 million, respectively, of the SBA 7(a) loans held for sale to held for investment.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2020, our loan portfolio included $72.4 million of loans, approximately 18.3% of our total funded loans (24.4% of total funded loans, net of the PPP loans), to the dental industry, compared to $69.2 million, or 23.8% of total funded loans, as of December 31, 2019. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). During the three months ended June 30, 2020, we originated $98.3 million of PPP loans, and received $4.4 million of related fees from the SBA. We deferred $3.4 million of the fees, net of $966,000 which represented costs incurred to originate these loans.

We are also participating in the PPPLF which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The total amount borrowed under the PPPLF as of June 30, 2020 was $33.9 million and is non-recourse and secured by an equal amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35%. In addition, we may exclude all PPP loans pledged as collateral to the PPP Facility from our average total consolidated assets for the purposes of calculating our leverage ratio.

As of June 30, 2020, 33.2% of the loan portfolio, or $130.9 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for the loan portfolio as of June 30, 2020 and December 31, 2019, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of June 30, 2020
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,362	$9,297	$9,223	$55,889	$540	$86,311
Consumer installment	3,505	2,212	-	-	-	5,717
Real estate – residential	1,348	3,651	-	-	-	4,999
Real estate – commercial	7,204	12,234	21,813	2,295	6,536	50,082
Real estate – construction and land	4,513	98	4,189	1,360	-	10,160
SBA 7(a) guaranteed	54,587	94,964	15,171	754	-	165,476
SBA 7(a) unguaranteed	40,618	34	5,638	488	-	46,778
SBA 504	6,975	-	16,403	-	1,068	24,446
USDA	799	-	-	-	-	799
Other	1	-	-	-	-	1
Total	$130,912	$122,490	$72,437	$60,786	$8,144	$394,769

	As of December 31, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$15,117	$7,060	$8,880	$54,419	$-	$85,476
Consumer installment	3,070	339	-	-	-	3,409
Real estate – residential	1,258	3,974	-	-	-	5,232
Real estate – commercial	4,602	12,974	21,287	1,998	6,120	46,981
Real estate – construction and land	4,121	99	3,645	-	-	7,865
SBA 7(a) guaranteed	59,065	115	10,004	779	-	69,963
SBA 7(a) unguaranteed	42,094	38	4,498	502	-	47,132
SBA 504	8,456	-	11,747	-	2,388	22,591
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$140,213	$24,599	$60,061	$57,698	$8,508	$291,079

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

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing and foreclosed assets. Non-performing assets totaled $1.9 million as of June 30, 2020, compared to $6.0 million as of December 31, 2019. As of June 30, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.7 million, of which $1.1 million was guaranteed by the SBA, and commercial real estate non-accrual loans totaling $163,000. As of December 31, 2019, non-performing assets consisted of SBA non-accrual loans totaling $5.9 million, of which $4.9 million was guaranteed by the SBA, and commercial and industrial non-accrual loans totaling $60,000. There were no foreclosed assets as of June 30, 2020 and December 31, 2019.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	June 30, 2020		December 31, 2019
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$-	-%	$60	0.02%
Real estate – commercial	163	0.03	-	-
SBA guaranteed	1,118	0.21	4,892	1.34
SBA unguaranteed	575	0.11	1,039	0.28
Total non-accrual loans	1,856	0.35	5,991	1.64
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$1,856	0.35%	$5,991	1.64%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of June 30, 2020 and December 31, 2019, we had no loans considered to be a troubled debt restructuring.

As noted in Note 4, "Loans and Allowance for Loan Losses," Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of June 30, 2020, the Company had granted principal and interest payment deferrals related to COVID-19 to 139 borrowers representing approximately $92.8 million of its outstanding loans. As of July 31, 2020, the number of modifications decreased to 12 loans with a total outstanding balance of $13.6 million. All loans remain accruing.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in the section captioned “COVID-19 Update” in Part I, Item 2, of this Form 10-Q, and in Part II, Item 1.A. “Risk Factors” of this Form 10-Q and in our 2019 Form 10-K. Based on an analysis performed by management at June 30, 2020, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses totaled $2.5 million and $1.4 million, as of June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, the Company had net charge-offs of $148,000 and $123,000, respectively.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(In thousands, except percentages)	2020	2019	2020	2019
Average loans outstanding	$376,803	$259,505	$337,100	$255,433
Gross loans outstanding at end of period	$394,769	$254,137	$394,769	$254,137
Allowance for loan losses at beginning of period	$2,221	$939	$1,408	$874
Provision for loan losses	475	400	1,263	483
Charge offs:
Commercial and industrial	-	-	-	-
SBA 7(a)	149	248	160	266
Total charge-offs	149	248	160	266
Recoveries:
Commercial and industrial	-	-	33	-
SBA 7(a)	1	16	4	16
Total recoveries	1	16	37	16
Net charge-offs	148	232	123	250
Allowance for loan losses at end of period	$2,548	$1,107	$2,548	$1,107
Ratio of allowance to end of period loan	0.65%	0.44%	0.65%	0.44%
Ratio of net charge-offs to average loans	0.16%	0.36%	0.07%	0.20%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	June 30, 2020		December 31, 2019
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,099	21.9%	$501	29.4%
Consumer installment	90	1.4	27	1.2
Real estate – residential	58	1.3	22	1.8
Real estate – commercial	687	12.7	347	16.1
Real estate – construction and land	179	2.6	76	2.7
SBA	435	59.9	435	48.0
USDA	-	0.2	-	0.8
Other	-	-	-	-
Total allowance for loan losses	$2,548	100.0%	$1,408	100.0%

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

Total deposits increased $139.2 million, or 49.1%, to $422.8 million as of June 30, 2020, as compared to $283.6 million as of December 31, 2019. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the six months ended June 30,
	2020			2019
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$45,034	12.8%	0.00%	$36,451	14.5%	0.00%
Savings and interest-bearing demand	9,646	2.7	0.37	7,335	2.9	0.38
Money market accounts	82,456	23.4	0.72	58,692	23.4	1.49
Time deposits	215,018	61.1	2.01	148,350	59.2	2.58
Total deposits	$352,154	100.00%	1.41%	$250,828	100.00%	1.88%

Borrowings

As of June 30, 2020 and December 31, 2019, borrowings totaled $45.9 million and $24.0 million, respectively. During the three months ended June 30, 2020, the Company borrowed $33.9 million in connection with the FRB PPPLF program.

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2020	2019
Borrowings:
FHLB borrowings	$-	$12,000
FRB borrowings (PPPLF)	33,886	-
Subordinated notes	12,000	12,000
	$45,886	$24,000

The Company has a credit line with the FHLB with borrowing capacity of $38.5 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2020. As of December 31, 2019, the Company had an overnight advance of $2.0 million with an interest rate of 1.45% and a $10.0 million six month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $30.3 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of June 30, 2020 and December 31, 2019.

In connection with the FRB PPPLF program, the Company has $98.3 million of PPP loans available to be pledged, of which $33.9 million was pledged and borrowed as of June 30, 2020, at an interest rate of 0.35%.

As of June 30, 2020 and December 31, 2019, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $3.9 million, or 7.6%, to $54.3 million as of June 30, 2020, from $50.5 million as of December 31, 2019. The increase included net income of $4.5 million, $71,000 net after-tax increase in other comprehensive income related to the market value of the securities available for sale, and $45,000 related to stock compensation expense. Use of capital included $766,000 of dividends paid on the Series B preferred stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2020, the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	June 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$42,200	9.01%	$38,301	11.20%
Common Equity Tier 1 (to Risk Weighted Assets)	24,950	9.50	21,051	8.20
Tier 1 Capital (to Risk Weighted Assets)	42,200	16.07	38,301	14.92
Total Capital (to Risk Weighted Assets)	44,748	17.04	39,709	15.47

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$42,084	9.09%	$38,541	11.09%
Common Equity Tier 1 (to Risk Weighted Assets)	42,084	16.17	38,541	15.16
Tier 1 Capital (to Risk Weighted Assets)	42,084	16.17	38,541	15.16
Total Capital (to Risk Weighted Assets)	44,632	17.15	39,949	15.71

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of June 30, 2020, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of June 30, 2020, the Company had approximately $75.0 million held in an interest-bearing account at the Federal Reserve. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of June 30, 2020, the Company’s borrowing capacity with the FHLB was $38.5 million based upon loan collateral pledged to the FHLB, of which none was utilized. In addition, the Company had $12.2 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $30.3 million, of which none was utilized as of June 30, 2020. In addition, the Company has approximately $70.6 million of SBA guaranteed loans held for investment that could be sold to investors. In connection with the FRB PPPLF program, the Company has $64.4 million of PPP loans available which can be pledged for additional borrowing capacity.

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

As of June 30, 2020, we had commitments to extend credit and standby letters of credit of approximately $27.3 million and $172,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of June 30, 2020:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	18.73
+100	9.38
-100	(5.01)
-200	(12.74)

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

During the COVID-19 pandemic, the Company has participated in the PPP loan program under the CARES Act. The Company originated $98.3 million of PPP loans during the three months ended June 30, 2020. In addition, total deposits increased by $75.9 million and borrowings increased by $33.9 million for the three months ended June 30, 2020. This has increased the Company’s deposit at the Federal Reserve by $8.8 million from $66.2 million at March 31, 2020 to $75.0 million at June 30, 2020. For the Company’s gap analysis, the PPP loans fell into the 3-12 months and 1-3 year time periods due to maturities and prepayment factors applied to PPP loans. The outflow of PPP funds from the Bank has been partially offset by inflows of non-interest-bearing deposits. This has caused an uneven shift in the sensitivity of the repricing gap between short-term assets and liabilities. Although PPP loans have maturities of two years, a large percentage of these loans are anticipated to receive SBA forgiveness and be repaid in advance of stated maturities. The Company believes the repricing gap would have been more in line with historical experiences had it not been for the funding of the PPP loans. The Company feels that funding these loans was both beneficial and necessary for our customers in light of the current economic environment and believes the one-year repricing gap increase is temporary in nature.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following represents a material change in the Company’s risk factors from those disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program. The small business loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans. During the three months ended June 30, 2020, we funded 922 loans totaling $98.3 million in of PPP loans. Due to the accelerated implementation of the PPP, the Bank, like other financial institutions, has funded loans under the PPP as the SBA and U.S. Department of Treasury release guidance, nearly daily, on the operational and logistical functions of the program. There are several aspects of the PPP that have not yet been addressed by the SBA or U.S. Department of Treasury, including how forgiveness on loans under the program will be calculated. We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects. Moreover, every PPP borrower is in a challenging financial position that may negatively impact their ability to repay if the loans are not subject to forgiveness. The borrowers may not be able to repay the loans when the COVID-19 pandemic subsides and they may not maintain the level of employees and salary levels required for forgiveness. If the borrowers are unable to repay their loans or the federal government does not pay timely the amounts that it would owe the Bank pursuant to the terms of the loans, the guarantees and the PPP, the Company’s business, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended June 30, 2020.

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

TECTONIC FINANCIAL, INC.

Date: August 14, 2020	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer