Form 10-Q
period 2020-09-30
Tectonic Financial, Inc.
filed 2020-11-13
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2020 was 6,568,750 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$4,226	$5,669
Interest-bearing deposits	42,068	13,828
Federal funds sold	191	706
Total cash and cash equivalents	46,485	20,203
Securities available for sale	15,476	12,677
Securities held to maturity	5,784	6,349
Securities, restricted at cost	2,430	2,417
Securities, not readily marketable	100	100
Loans held for sale	22,483	9,894
Loans, net of allowance for loan losses of $2,938 and $1,408, respectively	399,230	289,671
Bank premises and equipment, net	4,921	5,200
Core deposit intangible, net	1,029	1,180
Goodwill	10,729	10,729
Other assets	7,650	6,637
Total assets	$516,317	$365,057

LIABILITIES
Demand deposits:
Non-interest-bearing	$51,281	$33,890
Interest-bearing	124,046	65,359
Time deposits	180,143	184,352
Total deposits	355,470	283,601
Borrowed funds	87,036	12,000
Subordinated notes	12,000	12,000
Deferred tax liabilities	313	194
Other liabilities	4,647	6,787
Total liabilities	459,466	314,582

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019)	17	17
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at September 30, 2020 and December 31, 2019)	66	66
Additional paid-in capital	39,112	39,050
Retained earnings	17,537	11,288
Accumulated other comprehensive income	119	54
Total shareholders’ equity	56,851	50,475
Total liabilities and shareholders’ equity	$516,317	$365,057

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and share amounts)	2020	2019	2020	2019
Interest Income
Loan, including fees	$5,139	$4,471	$14,374	$12,475
Securities	160	157	682	571
Federal funds sold	-	3	2	9
Interest-bearing deposits	11	55	91	204
Total interest income	5,310	4,686	15,149	13,259
Interest Expense
Deposits	973	1,324	3,444	3,668
Borrowed funds	264	325	751	899
Total interest expense	1,237	1,649	4,195	4,567
Net interest income	4,073	3,037	10,954	8,692
Provision for loan losses	445	1,004	1,709	1,486
Net interest income after provision for loan losses	3,628	2,033	9,245	7,206
Non-interest Income
Trust income	1,391	1,286	3,863	3,716
Gain on sale of loans	290	-	722	-
Advisory income	2,775	2,728	7,580	7,396
Brokerage income	1,387	2,820	5,248	7,776
Service fees and other income	1,809	898	4,769	3,632
Rental income	85	85	232	249
Total non-interest income	7,737	7,817	22,414	22,769
Non-interest Expense
Salaries and employee benefits	4,741	4,858	13,693	14,109
Occupancy and equipment	575	684	1,786	1,934
Trust expenses	533	506	1,460	1,482
Brokerage and advisory direct costs	517	448	1,563	1,318
Professional fees	381	429	1,057	1,292
Data processing	193	217	594	666
Other	794	921	2,067	2,230
Total non-interest expense	7,734	8,063	22,220	23,031
Income before Income Taxes	3,631	1,787	9,439	6,944
Income tax expense	733	446	2,026	1,217
Net Income	2,898	1,341	7,413	5,727
Preferred stock dividends	388	393	1,164	798
Net income available to common stockholders	$2,510	$948	$6,249	$4,929

Earnings per common share:
Basic	$0.38	$0.14	$0.95	$0.75
Diluted	0.38	0.14	0.95	0.75

Weighted average common shares outstanding	6,568,750	6,568,750	6,568,750	6,568,750
Weighted average diluted shares outstanding	6,568,750	6,568,750	6,568,750	6,568,750

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net Income	$2,898	$1,341	$7,413	$5,727
Other comprehensive income:
Change in unrealized (loss) gain on investment securities available for sale	(8)	56	82	393
Tax effect	(2)	11	17	83
Other comprehensive (loss) income	(6)	45	65	310
Comprehensive Income	$2,892	$1,386	$7,478	$6,037

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$1	$-	$66	$31,485	$6,130	$(209)	$37,473
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(201)	-	(201)
Net income	-	-	-	-	2,194	-	2,194
Other comprehensive income	-	-	-	-	-	155	155
Stock based compensation	-	-	-	24	-	-	24
Balance at March 31, 2019	1	-	66	31,509	7,473	(54)	38,995
Issuance of 9.00% fixed-to-floating rate Series B non-cumulative perpetual preferred stock	-	17	-	15,489	-	-	15,506
Distributions prior to Tectonic Merger	-	-	-	-	(650)	-	(650)
Dividends paid on Series A preferred stock	-	-	-	-	(204)	-	(204)
Net income	-	-	-	-	2,192	-	2,192
Other comprehensive income	-	-	-	-	-	110	110
Stock based compensation	-	-	-	34	-	-	34
Balance at June 30, 2019	1	17	66	47,032	8,811	56	55,983
Repurchase of Series A preferred stock	(1)	-	-	(8,033)	-	-	(8,034)
Dividends paid on Series A preferred stock	-	-	-	-	(1)	-	(1)
Dividends paid on Series B preferred stock	-	-	-	-	(392)	-	(392)
Net income	-	-	-	-	1,341	-	1,341
Other comprehensive income	-	-	-	-	-	45	45
Stock based compensation	-	-	-	25	-	-	25
Balance at September 30, 2019	$-	$17	$66	$39,024	$9,759	$101	$48,967

Balance at January 1, 2020	$-	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	2,401	-	2,401
Other comprehensive income	-	-	-	-	-	54	54
Stock based compensation	-	-	-	24	-	-	24
Balance at March 31, 2020	-	17	66	39,074	13,301	108	52,566
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	2,114	-	2,114
Other comprehensive income	-	-	-	-	-	17	17
Stock based compensation	-	-	-	21	-	-	21
Balance at June 30, 2020	-	17	66	39,095	15,027	125	54,330
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	2,898	-	2,898
Other comprehensive loss	-	-	-	-	-	(6)	(6)
Stock based compensation	-	-	-	17	-	-	17
Balance at September 30, 2020	$-	$17	$66	$39,112	$17,537	$119	$56,851

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$7,413	$5,727
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,709	1,486
Depreciation and amortization	328	524
Accretion of discount on loans	(65)	(15)
Core deposit intangible amortization	151	151
Securities premium amortization, net	42	104
Origination of loans held for sale	(31,731)	(24,340)
Proceeds from payments and sales of loans held for sale	10,687	258
Gain on sale of loans	(722)	-
Stock based compensation	62	83
Deferred income tax expense (benefit)	102	(209)
Net change in:
Servicing assets, net	180	593
Other assets	(1,042)	(886)
Other liabilities	(2,139)	406
Net cash used in operating activities	(15,025)	(16,118)
Cash Flows from Investing Activities
Acquisition of business	-	(2,500)
Purchase of securities available for sale	(239,043)	(226,964)
Principal payments, calls and maturities of securities available for sale	236,307	229,035
Principal payments of securities held to maturity	542	1,280
Purchase of securities, restricted	(6,158)	(8,375)
Proceeds from sale of securities, restricted	6,145	7,892
Proceeds from sale of real estate owned	-	275
Net change in loans	(102,178)	(25,024)
Purchases of premises and equipment	(49)	(141)
Net cash used in investing activities	(104,434)	(24,522)
Cash Flows from Financing Activities
Net change in demand deposits	76,078	(17,255)
Net change in time deposits	(4,209)	40,042
Proceeds from borrowed funds	347,972	355,559
Repayment of borrowed funds	(272,936)	(345,474)
Distributions to Tectonic Holdings members prior to Tectonic Merger	-	(1,300)
Proceeds from issuance of preferred stock	-	15,506
Dividends paid on Series A preferred shares	-	(406)
Dividends paid on Series B preferred shares	(1,164)	(392)
Purchase of Series A preferred stock	-	(7,772)
Net cash provided by financing activities	145,741	38,508
Net change in cash and cash equivalents	26,282	(2,132)
Cash and cash equivalents at beginning of period	20,203	18,458
Cash and cash equivalents at end of period	$46,485	$16,326

Non Cash Transactions
Transfers from loans to other real estate owned	$-	$275
Lease liabilities incurred in exchange for right-of-use assets	$86	$207
Prepaid amounts applied toward purchase of Series A preferred stock	$-	$(262)
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,419	$4,478
Income taxes	$2,323	$1,690

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

On May 13, 2019, we completed a merger with Tectonic Holdings, LLC (“Tectonic Holdings”), through which we expanded our financial services to include investment advisory, securities brokerage and insurance services (the “Tectonic Merger”). Pursuant to the Amended and Restated Agreement and Plan of Merger dated March 28, 2019, by and between the Company and Tectonic Holdings (the “Tectonic Merger Agreement”), Tectonic Holdings merged with and into the Company, with the Company as the surviving institution. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock.

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

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TBI, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Transactions Between Entities Under Common Control. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements, including our earnings per share calculations, have been retrospectively adjusted to reflect the effect of the Tectonic Merger. This includes the acquisition of Sanders Morris, HWG and Tectonic Advisors described below under Note 2, Tectonic Merger and Initial Public Offering of Series B Preferred Stock, for all periods subsequent to May 15, 2017, the earliest date at which the entities were under common control. Therefore, the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the nine months ended September 30, 2019, although a portion of the period falls prior to the Tectonic Merger, represent the combination of the results of operations of TFI and Tectonic Holdings over the full period. In addition, all intercompany transactions and balances are eliminated in consolidation. In addition, the computation of all share and per share amounts in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been adjusted retroactively to reflect the reverse stock split, which the Company completed immediately after the completion of the Tectonic Merger.

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

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the full year ending December 31, 2020.

In December 2019, a novel coronavirus (“COVID-19”) was reported in China, and, in March 2020, the World Health Organization declared COVID-19 to be a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant and prolonged disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

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

The Company is working with customers directly affected by the COVID-19 pandemic. The Company has been and continues to be prepared to offer short-term assistance in accordance with regulatory guidelines. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan loss and as a result, recognize additional provision for loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic continue to weigh on the economy.

In addition, the effects of the COVID-19 pandemic could cause what management would deem to be a triggering event that could, under certain circumstances, cause us to perform goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period. As of September 30, 2020, we determined that such impairment tests were not necessary.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$2,510	$948	$6,249	$4,929
Average shares outstanding	6,569	6,569	6,569	6,569
Effect of common stock-based compensation	-	-	-	-

Average diluted shares outstanding	6,569	6,569	6,569	6,569

Basic earnings per share	$0.38	$0.14	$0.95	$0.75
Diluted earnings per share	$0.38	$0.14	$0.95	$0.75

As of September 30, 2020, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $5.37, were excluded from the computation of diluted net EPS because their effect was anti-dilutive.

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

In the Tectonic Merger, each Tectonic Holdings preferred unit was converted into one share of 10.0% Series A Non-Cumulative Perpetual Preferred Stock of the Company (“Series A preferred stock”). Dividends were paid on the Series A preferred stock at a rate of 10% per annum (payable quarterly).

On July 12, 2019, the Company repurchased 80,338 shares of its Series A preferred stock, representing all of the outstanding shares of the Series A preferred stock, from DCFH for an aggregate purchase price of approximately $8.0 million. The repurchase was funded using a portion of the net proceeds from the initial public offering. The definitive terms of the Series A preferred stock were subject to the certificate of designation filed with our amended and restated certificate of formation.

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

The balances shown below represent the assets and liabilities of Tectonic Holdings as of the date of the Tectonic Merger, May 13, 2019, that are reflected within the consolidated financial statements of the Company:

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

Note 3. Securities

A summary of amortized cost and fair value of securities is presented below.

	September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$12,762	$70	$2	$12,830
Mortgage-backed securities	2,564	82	-	2,646
Total securities available for sale	$15,326	$152	$2	$15,476

Securities held to maturity:
Property assessed clean energy	$5,784	$-	$-	$5,784
Securities, restricted:
Other	$2,430	$-	$-	$2,430

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,684	$83	$36	$10,731
Mortgage-backed securities	1,925	21	-	1,946
Total securities available for sale	$12,609	$104	$36	$12,677

Securities held to maturity:
Property assessed clean energy	$6,349	$-	$-	$6,349

Securities, restricted:
Other	$2,417	$-	$-	$2,417

Securities not readily marketable	$100	$-	$-	$100

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

As of September 30, 2020 and December 31, 2019, securities available for sale with a fair value of $579,000 and $902,000, respectively, were pledged against trust deposit balances held at the Bank.

As of September 30, 2020 and December 31, 2019, the Bank held FRB stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.3 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively. The FRB stock and FHLB stock were classified as restricted securities.

As of September 30, 2020 and December 31, 2019, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of September 30, 2020:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$1,999	$2	$-	$-	$1,999	$2

The number of investment positions in this unrealized loss position totaled one as of September 30, 2020. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of September 30, 2020, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities as of September 30, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,473	$1,484	$555	$555
Due after five years through ten years	10,000	10,022	2,477	2,477
Due after ten years	1,289	1,324	2,752	2,752
Mortgage-backed securities	2,564	2,646	-	-
Total	$15,326	$15,476	$5,784	$5,784

Note 4. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$81,622	$85,476
Consumer installment	7,523	3,409
Real estate – residential	3,599	5,232
Real estate – commercial	48,020	46,981
Real estate – construction and land	10,471	7,865
SBA:
SBA 7(a) guaranteed	166,656	69,963
SBA 7(a) unguaranteed	50,839	47,132
SBA 504	32,636	22,591
USDA	800	2,430
Other	2	-
Gross Loans	402,168	291,079
Less:
Allowance for loan losses	2,938	1,408
Net loans	$399,230	$289,671

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed by the President of the United States in response to the COVID-19 pandemic, which established the Paycheck Protection Program (“PPP”). The PPP is administered by the SBA with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to twenty-four weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. PPP loans will carry an interest rate of 1.00% to be paid either by the SBA in the event of forgiveness or by the borrower for the term of the loan, which may be two or five years. PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of five years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness. Included in SBA 7(a) guaranteed loans at September 30, 2020, were $98.3 million of loans originated under the PPP. As mentioned above, the PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

As of September 30, 2020, our loan portfolio included $69.2 million of loans, approximately 17.2% of our total funded loans, and 22.8% of total funded loans, net of the SBA PPP loans of $98.3 million, to the dental industry. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $22.5 million and $9.9 million of SBA loans held for sale as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Company sold $3.6 million and $9.8 million, respectively, of SBA loans, resulting in a gain on sale of loans of $290,000 and $722,000, respectively. The Company elected to reclassify $1.5 million and $9.0 million of the SBA 7(a) loans held for sale to loans held for investment during the three and nine months ended September 30, 2020, respectively.

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

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company as of September 30, 2020.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$-	$60
Real estate – commercial	162	-
SBA guaranteed	1,118	4,892
SBA unguaranteed	517	1,039
Total	$1,797	$5,991

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

The provisions of the CARES Act include an election to suspend accounting for troubled debt restructurings in certain circumstances, such as extensions or deferrals, related to the COVID-19 pandemic made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2020, there were modifications made to 19 loans with a total outstanding balance of $22.8 million, or 5.7% of the total loan portfolio, down from 139 loans with a total outstanding balance of $92.8 million, or 23.7% of the loan portfolio, as of June 30, 2020. The modifications primarily included a delay of principal and/or interest payments for three months. These loans continue to accrue interest and are evaluated for past due status based on the revised payment terms. Under the applicable guidance, none of these loans were considered restructured as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2020						Nine Months Ended
Commercial and industrial	$-	$-	$-	$-	$-	$13	$-
Real estate – construction and land	1,250	1,250	-	1,250	-	139	-
SBA	6,660	2,986	-	2,986	-	3,281	61
Total	$7,910	$4,236	$-	$4,236	$-	$3,433	$61

December 31, 2019						Year Ended
Commercial and industrial	$70	$60	$-	$60	$-	$62	$-
SBA	6,523	5,931	-	5,931	-	4,091	287
Total	$6,593	$5,991	$-	$5,991	$-	$4,153	$287

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

(In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
September 30, 2020
Commercial and industrial	$-	$-	$-	$81,622	$81,622	$-
Consumer installment	-	-	-	7,523	7,523	-
Real estate – residential	-	-	-	3,599	3,599	-
Real estate – commercial	-	87	87	47,933	48,020	-
Real estate – construction and land	1,250	-	1,250	9,221	10,471	-
SBA	-	1,635	1,635	248,496	250,131	-
USDA	-	-	-	800	800	-
Other	-	-	-	2	2	-
Total	$1,250	$1,722	$2,972	$399,196	$402,168	$-

December 31, 2019
Commercial and industrial	$571	$-	$571	$84,905	$85,476	$-
Consumer installment	-	-	-	3,409	3,409	-
Real estate – residential	-	-	-	5,232	5,232	-
Real estate – commercial	521	-	521	46,460	46,981	-
Real estate – construction and land	-	-	-	7,865	7,865	-
SBA	-	5,931	5,931	133,755	139,686	-
USDA	-	-	-	2,430	2,430	-
Other	-	-	-	-	-	-
Total	$1,092	$5,931	$7,023	$284,056	$291,079	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial and industrial	$80,799	$798	$-	$25	$-	$81,622
Consumer installment	7,523	-	-	-	-	7,523
Real estate – residential	3,599	-	-	-	-	3,599
Real estate – commercial	47,858	-	-	162	-	48,020
Real estate – construction and land	9,221	-	-	1,250	-	10,471
SBA	238,893	4,700	5,574	964	-	250,131
USDA	800	-	-	-	-	800
Other	2	-	-	-	-	2
Total	$388,695	$5,498	$5,574	$2,401	$-	$402,168

December 31, 2019
Commercial and industrial	$84,838	$578	$-	$60	$-	$85,476
Consumer installment	3,409	-	-	-	-	3,409
Real estate – residential	5,232	-	-	-	-	5,232
Real estate – commercial	46,981	-	-	-	-	46,981
Real estate – construction and land	7,865	-	-	-	-	7,865
SBA	127,004	9,506	2,137	1,039	-	139,686
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$277,759	$10,084	$2,137	$1,099	$-	$291,079

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Three months ended:
September 30, 2020
Beginning Balance	$1,099	$90	$58	$687	$179	$435	$-	$-	$2,548
Provision for loan losses	(168)	(33)	(15)	(129)	(71)	842	19	-	445
Charge-offs	-	-	-	-	-	(57)	-	-	(57)
Recoveries	-	-	-	-	-	2	-	-	2
Net charge-offs	-	-	-	-	-	(55)	-	-	(55)
Ending balance	$931	$57	$43	$558	$108	$1,222	$19	$-	$2,938

September 30. 2019
Beginning Balance	$464	$26	$28	$268	$54	$267	$-	$-	$1,107
Provision for loan losses	29	2	(6)	109	22	848	-	-	1,004
Charge-offs	-	-	-	-	-	(576)	-	-	(576)
Recoveries	-	-	-	-	-	4	-	-	4
Net charge-offs	-	-	-	-	-	(572)	-	-	(572)
Ending balance	$493	$28	$22	$377	$76	$543	$-	$-	$1,539

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Nine months ended:
September 30, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408
Provision for loan losses	397	30	21	211	32	999	19	-	1,709
Charge-offs	-	-	-	-	-	(218)	-	-	(218)
Recoveries	33	-	-	-	-	6	-	-	39
Net recoveries (charge-offs)	33	-	-	-	-	(212)	-	-	(179)
Ending balance	$931	$57	$43	$558	$108	$1,222	$19	$-	$2,938

September 30. 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$-	$874
Provision for loan losses	74	1	(5)	167	42	1,207	-	-	1,486
Charge-offs	-	-	-	-	-	(841)	-	-	(841)
Recoveries	-	-	-	-	-	20	-	-	20
Net charge-offs	-	-	-	-	-	(821)	-	-	(821)
Ending balance	$493	$28	$22	$377	$76	$543	$-	$-	$1,539

The Company’s allowance for loan losses as of September 30, 2020 and December 31, 2019 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
September 30, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	931	57	43	558	108	1,222	19	-	2,938
Ending balance	$931	$57	$43	$558	$108	$1,222	$19	$-	$2,938

December 31, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	501	27	22	347	76	435	-	-	1,408
Ending balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408

The Company’s recorded investment in loans as of September 30, 2020 and December 31, 2019 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
September 30, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$1,250	$2,986	$-	$-	$4,236
Loans collectively evaluated for impairment	81,622	7,523	3,599	48,020	9,221	247,145	800	2	397,932
Ending balance	$81,622	$7,523	$3,599	$48,020	$10,471	$250,131	$800	$2	$402,168

December 31, 2019
Loans individually evaluated for impairment	$60	$-	$-	$-	$-	$5,931	$-	$-	$5,991
Loans collectively evaluated for impairment	85,416	3,409	5,232	46,981	7,865	133,755	2,430	-	285,088
Ending balance	$85,476	$3,409	$5,232	$46,981	$7,865	$139,686	$2,430	$-	$291,079

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

On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet, under right-of-use assets and corresponding lease liabilities. See Note 1, Organization and Significant Accounting Policies, to these consolidated financial statements for more information. The right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of September 30, 2020 and December 31, 2019, right-of-use assets totaled $740,000 and $1.2 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $826,000 and $1.4 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of September 30, 2020, the weighted average remaining lease term is two years, and the weighted average discount rate is 4.13%.

As of September 30, 2020, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2020	$177
2021	429
2022	175
2023	76
2024 and thereafter	7
Total minimum rental payments	864
Less: Minimum sublease rentals	(2)
Net minimum rental payments	862
Less: Interest	(36)
Present value of lease liabilities	$826

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of September 30, 2020 were $1.0 million through 2027.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Goodwill	$10,729	$10,729
Core deposit intangible, net	1,029	1,180

The Company recorded goodwill of $2.4 million during the first quarter of 2019 in connection with the acquisition of the assets of Nolan. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to eight years. The core deposit intangible amortization totaled $50,000 for the three months ended September 30, 2020 and 2019, and $151,000 for the nine months ended September 30, 2020 and 2019.

The carrying basis and accumulated amortization of the core deposit intangible as of September 30, 2020 and December 31, 2019 were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(679)	(528)
Net carrying amount	$1,029	$1,180

The estimated amortization expense of the core deposit intangible remaining as of September 30, 2020 is as follows:

(In thousands)
2020 remaining	$51
2021	201
2022	208
2023	210
2024	210
Thereafter	149
Total	$1,029

Note 7. Deposits

Deposits were as follows:

(In thousands, except percentages)	September 30, 2020		December 31, 2019
Non-interest bearing demand	$51,281	15%	$33,890	12%
Interest-bearing demand (NOW)	4,744	1	4,546	1
Money market accounts	113,292	32	56,144	20
Savings accounts	6,010	1	4,669	2
Time deposits $100,000 and over	172,370	49	178,004	63
Time deposits under $100,000	7,773	2	6,348	2
Total	$355,470	100%	$283,601	100%

Time deposits of $250,000 and over totaled $60.1 million and $37.4 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 the scheduled maturities of time deposits were as follows:

(In thousands)
2020	$33,574
2021	87,872
2022	31,006
2023	15,994
2024	5,944
Thereafter	5,753
Total	$180,143

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of September 30, 2020 and December 31, 2019 was insignificant.

Note 8. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $35.4 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2020. As of December 31, 2019, the Company had $12.0 million in borrowings with FHLB, which consisted of an overnight advance of $2.0 million with an interest rate of 1.45%, and a $10.0 million six-month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $29.7 million, which is secured by commercial loans. The Company had no borrowings from the FRB at September 30, 2020 and December 31, 2019. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). At September 30, 2020, the Bank pledged $87.0 million of PPP loans to the FRB under the PPPLF to borrow $87.0 million of funds at a rate of 0.35%, with maturities ranging from April 2022 through June 2022. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of September 30, 2020 and December 31, 2019, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

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

Under the safe harbor provision of the 401(k) plan adopted by Sanders Morris, Tectonic Advisors and the Company, the relevant employer is required to contribute 3% of eligible wages to the plan, up to the maximum amount under Internal Revenue Service (“IRS”) guidance, regardless of the level of the employee’s contributions. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance. At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the three and nine months ended September 30, 2020 and 2019.

The amount of employer contributions charged to expense under the two plans was $96,000 and $321,000 for the three and nine months ended September 30, 2020, respectively, and $106,000 and $280,000 for the three and nine months ended September 30, 2019, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of September 30, 2020 and December 31, 2019.

Note 10. Income Taxes

Income tax expense was $733,000 and $2.0 million for the three and nine months ended September 30, 2020, respectively and $446,000 and $1.2 million for the three and nine months ended September 30, 2019, respectively. The Company’s effective income tax rate was 20.2% and 21.5% for the three and nine months ended September 30, 2020, respectively, compared to 25.0% and 17.5% for the same periods in the prior year, respectively. The effective income tax rate differed materially from the U.S. statutory rate of 21% for the three and nine months ended September 30, 2019 due to Tectonic Advisor’s and Sanders Morris tax status as a partnership for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

Net deferred tax liabilities totaled $313,000 and $194,000 at September 30, 2020 and December 31, 2019, respectively.

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

On September 30, 2020, the Company granted 210,000 shares of restricted stock under the Plan. The vesting schedule for such shares of restricted stock is: 10,000 at December 31, 2022, 107,000 at December 31, 2023, 79,000 at December 31, 2024 and 14,000 at December 31, 2025.

As of September 30, 2020, there were 50,000 stock options outstanding that vested on May 15, 2020, the third anniversary of the grant date, for which compensation has been fully recognized. In addition, there were 140,000 stock options outstanding as of September 30, 2020 that vest on May 15, 2021, the fourth anniversary of the grant date. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $17,000 and $62,000 for the three and nine months ended September 30, 2020, respectively, and $25,000 and $83,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $41,000 of total unrecognized compensation cost.

There were no forfeitures or exercises in the Plan for the three and nine months ended September 30, 2020 and 2019. The number of shares outstanding and the weighted average exercise price as of September 30, 2020 and December 31, 2019 was 190,000 and $5.37. The weighted average contractual life as of September 30, 2020 and December 31, 2019 was 6.62 years and 7.37 years, respectively.

Stock options outstanding at the end of the period had immaterial aggregate intrinsic values.

The weighted-average grant date fair value of the options as of September 30, 2020 and December 31, 2019 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger had occurred upon the date at which the entities came under common control.

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

The following table summarizes loan commitments:

(In thousands)	September 30, 2020	December 31, 2019
Undisbursed loan commitments	$23,627	$31,589
Standby letters of credit	172	172
	$23,799	$31,761

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of September 30, 2020 and December 31, 2019.

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

Note 13. Related Parties

Management agreements with Services:  Through May 2019, the Company had management services agreements (the “Tectonic Management Services Agreement”) with Tectonic Services, LLC (“Tectonic Services”). Tectonic Services was the Managing Member of Tectonic Holdings, Tectonic Advisors, Sanders Morris and HWG prior to the Tectonic Merger. Under the Tectonic Management Services Agreement, Tectonic Services was paid on a monthly basis for management services to assist in conducting business operations and accomplishing strategic objectives. The Tectonic Management Services Agreement was terminated upon the closing of the Tectonic Merger. The Company did not incur any expense under the Tectonic Management Services Agreement for the three months ended September 30, 2020 and 2019, and for the nine months ended September 30, 2020. The Company incurred expense of $118,000 under the Tectonic Management Services Agreement during the nine months ended September 30, 2019. There was no payable to Tectonic Services under these agreements as of September 30, 2020 or December 31, 2019.

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $530,000 and $1.4 million during the three and nine months ended September 30, 2020, respectively, and $392,000 and $1.1 million during the three and nine months ended September 30, 2019, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $221,000 and $193,000 in fees receivable related to these services at September 30, 2020 and December 31, 2019, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement:  In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $185,000 and $186,000 payable to Cain Watters related to this agreement at September 30, 2020 and December 31, 2019, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

DCFH Series A Preferred Stock:  The Company had 80,338 shares of Series A preferred stock outstanding to DCFH as of December 31, 2018, representing all of the Series A preferred stock outstanding of the Company. DCFH has as its general partner an entity owned by a director of the Company. The Series A preferred stock was issued in exchange for the Tectonic Holdings preferred units in the Tectonic Merger.  The Tectonic Holdings preferred units were issued in an exchange that occurred prior to the Tectonic Merger, under which an unsecured note payable to DCFH was exchanged for the Tectonic Holdings preferred units.  See Note 2, Tectonic Merger and Initial Public Offerings of Series B Preferred Stock, to these consolidated financial statements for more information. Dividends were paid on the Series A preferred stock only when, as and if declared by our board of directors at a rate of 10% per annum (payable quarterly).

On July 12, 2019, the Company repurchased and retired the Series A preferred stock from DCFH. There was no Series A preferred stock outstanding as of December 31, 2019 or September 30, 2020.

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

The notes receivable, related parties, were fully repaid as of December 31, 2019. Therefore, there was no amount receivable under the notes receivable, related parties as of September 30, 2020 or December 31, 2019. There was no expense recognized for the three or nine months ended September 30, 2020, and the Company recognized $15,000 and $44,000 in compensation expense for the three and nine months ended September 30, 2019, respectively, in relation to the forgiven notes receivable, including related interest income.

As of September 30, 2020, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $5.6 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

As of September 30, 2020, the Bank had PPP loans to certain of its directors and their affiliated companies totaling $2.9 million in the aggregate. These loans were made to the Bank’s directors and their affiliated companies on the same terms as all other loans originated by the Bank under the PPP, established by the CARES Act. In addition, these loans were approved by the board of directors of the Bank in accordance with the Bank’s regulatory and policy requirements.

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

In addition, the Basel III regulatory capital reforms (“Basel III”) implemented a capital conservation buffer of 2.5% that was fully implemented as of January 1, 2019. The Basel III minimum capital ratio requirements as applicable to the Company and the Bank on January 1, 2019 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of September 30, 2020, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$47,692	17.43%	$28,731	10.50%	$27,363	10.00%
T Bank, N.A.	47,473	17.48	28,511	10.50	27,154	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	44,754	16.36	23,259	8.50	21,891	8.00
T Bank, N.A.	44,535	16.40	23,081	8.50	21,723	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	27,504	10.05	19,154	7.00	17,786	6.50
T Bank, N.A.	44,535	16.40	19,008	7.00	17,650	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	44,754	10.15	17,644	4.00	22,055	5.00
T Bank, N.A.	44,535	9.09	17,437	4.00	21,796	5.00

As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$39,709	15.47%	$26,950	10.50%	$25,667	10.00%
T Bank, N.A.	39,949	15.71	26,699	10.50	25,428	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	38,301	14.92	21,817	8.50	20,534	8.00
T Bank, N.A.	38,541	15.16	21,614	8.50	20,342	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	21,051	8.20	17,967	7.00	16,683	6.50
T Bank, N.A.	38,541	15.16	17,800	7.00	16,528	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	38,301	11.20	13,679	4.00	17,099	5.00
T Bank, N.A.	38,541	11.09	13,899	4.00	17,373	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of September 30, 2020, approximately $15.1 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2020
Income Statement
Total interest income	$5,310	$-	$-	$5,310
Total interest expense	1,018	-	219	1,237
Provision for loan losses	445	-	-	445
Net-interest income (loss) after provision for loan losses	3,847	-	(219)	3,628
Non-interest income	604	7,133	-	7,737
Depreciation and amortization expense	92	43	-	135
All other non-interest expense	2,292	5,054	253	7,599
Income (loss) before income tax	$2,067	$2,036	$(472)	$3,631

Goodwill and other intangibles	$9,408	$2,350	$-	$11,758
Total assets	$506,861	$9,155	$301	$516,317

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2020
Income Statement
Total interest income	$15,149	$-	$-	$15,149
Total interest expense	3,539	-	656	4,195
Provision for loan losses	1,709	-	-	1,709
Net-interest income (loss) after provision for loan losses	9,901	-	(656)	9,245
Non-interest income	1,257	21,135	22	22,414
Depreciation and amortization expense	278	201	-	479
All other non-interest expense	5,691	15,323	727	21,741
Income (loss) before income tax	$5,189	$5,611	$(1,361)	$9,439

Goodwill and other intangibles	$9,408	$2,350	$-	$11,758
Total assets	$506,861	$9,155	$301	$516,317

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2019
Income Statement
Total interest income	$4,686	$-	$-	$4,686
Total interest expense	1,430	-	219	1,649
Provision for loan losses	1,004	-	-	1,004
Net-interest income (loss) after provision for loan losses	2,252	-	(219)	2,033
Non-interest income	151	7,909	(243)	7,817
Depreciation and amortization expense	93	164	-	257
All other non-interest expense	1,991	5,606	209	7,806
Income (loss) before income tax	$319	$2,139	$(671)	$1,787

Goodwill and other intangibles	$9,609	$2,350	$-	$11,959
Total assets	$347,017	$10,380	$268	$357,665

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2019
Income Statement
Total interest income	$13,253	$-	$6	$13,259
Total interest expense	3,862	-	705	4,567
Provision for loan losses	1,486	-	-	1,486
Net-interest income (loss) after provision for loan losses	7,905	-	(699)	7,206
Non-interest income	223	22,760	(214)	22,769
Depreciation and amortization expense	279	395	-	674
All other non-interest expense	5,720	16,088	549	22,357
Income (loss) before income tax	$2,129	$6,277	$(1,462)	$6,944

Goodwill and other intangibles	$9,609	$2,350	$-	$11,959
Total assets	$347,017	$10,380	$268	$357,665

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2020
Securities available for sale:
U.S. government agencies	$-	$12,830	$-	$12,830
Mortgage-backed securities	-	2,646	-	2,646
As of December 31, 2019
Securities available for sale:
U.S. government agencies	$-	$10,731	$-	$10,731
Mortgage-backed securities	-	1,946	-	1,946

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and nine months ended September 30, 2020, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of September 30, 2020 and December 31, 2019, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of September 30, 2020 and December 31, 2019, there were no foreclosed assets. There were no foreclosed assets re-measured during the three and nine months ended September 30, 2020 and 2019.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three and nine months ended September 30, 2020, the Company added servicing assets totaling $60,000 and $152,000, respectively, in connection with the sale of $3.6 million and $9.8 million, respectively, in loans during the three and nine months ended September 30, 2020. There were no sales of loans for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, there was a credit provision of $150,000 and $250,000, respectively, to the valuation allowance for servicing assets. There was no allowance provision for the three months ended September 30, 2019. The allowance provision for servicing assets for the nine months ended September 30, 2019 was $162,000.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$46,485	$46,485
Level 2 inputs:
Securities available for sale	15,476	15,476
Securities, restricted	2,430	2,430
Loans held for sale	22,483	24,938
Accrued interest receivable	2,121	2,121
Level 3 inputs:
Securities held to maturity	5,784	5,784
Securities not readily marketable	100	100
Loans, net	399,230	394,698
Servicing asset	890	890
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	51,281	51,281
Level 2 inputs:
Interest bearing deposits	304,189	304,286
Borrowed funds	99,036	99,036
Accrued interest payable	371	371
Off-balance sheet assets:
Commitments to extend credit	-	-
Standby letters of credit	-	-

	December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$20,203	$20,203
Level 2 inputs:
Securities available for sale	12,677	12,677
Securities, restricted	2,417	2,417
Loans held for sale	9,894	10,838
Accrued interest receivable	1,322	1,322
Level 3 inputs:
Securities held to maturity	6,349	6,349
Securities not readily marketable	100	100
Loans, net	289,671	287,823
Servicing asset	918	918
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	33,890	33,890
Level 2 inputs:
Interest bearing deposits	249,711	249,524
Borrowed funds	24,000	24,000
Accrued interest payable	595	595
Off-balance sheet assets:
Commitments to extend credit	-	-
Standby letters of credit	-	-

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

●	risks associated with the government response to the COVID-19 pandemic, including the implementation of the PPP and the PPPLF and our participation therein;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	integration risks associated with the Tectonic Merger and other unknown risks;
●	risks associated with having one referral source, Cain Watters, comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental loans);
●	our ability to continue to originate loans (including SBA loans);
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	the adequacy of our allowance for loan losses;
●	regulatory scrutiny related to our commercial real estate loan portfolio;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	our inability to identify and address potential conflicts of business;
●	failure to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	our ability to raise additional capital;
●	the soundness of other financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters;
●	environmental liabilities;

●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	tariffs and trade barriers;
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

COVID-19 Update

The Company continues to actively monitor developments related to the COVID-19 pandemic and its impact on the Company’s business, customers, employees, vendors, and service providers. Through the third quarter of 2020, the most notable financial impact to the Company’s results of operations continues to be the building of the allowance for loan losses, primarily as a result of continued deterioration in macroeconomic variables such as unemployment, which are incorporated into our economic forecasts utilized to calculate our allowance for loan losses. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

In addition to the effect on our allowance for loan losses, the COVID-19 pandemic has resulted in a significant and continuing decrease in commercial activity throughout the State of Texas as well as nationally, which has or may have the following impacts on the Company:

●	Our customers and vendors, both businesses and individuals, may be unable to meet existing payment or other obligations to us, including service obligations.
●

Our support of customers impacted by the economic downturn through payment deferrals and extensions, combined with the potential for further decreases in the value of the Company’s client assets under management and the possibility of sustained decreases in trading activity in certain of our brokerage business segments, will decrease our net interest income, and our advisory and brokerage revenues.

●	Under the CARES Act, as an SBA Preferred Lender, the Bank funded approximately 922 loans, for approximately $98.3 million in funding under the PPP.
●

Pressure on consumers and the creation of uncertainty has impacted the creditworthiness of potential and current borrowers. These adverse effects correlate with deteriorating economic conditions (such as the unemployment rate), which, in turn, are likely to negatively impact our borrowers' creditworthiness and therefore our ability to make loans in the future.

●

The needs of a remote workforce have required adjustments to our hardware and applications, including upgrades to our internal systems to alleviate difficulties working remotely in certain business segments

●

The Company is also monitoring the activities of its vendors and other third-party service providers to mitigate risk associated with any potential service disruptions due to COVID-19 and its economic effects.

The Company continues to monitor and review the evolving risks and developments of the COVID-19 pandemic. The duration and scope of the disruptions due to the pandemic and their impact on the Company, its internal operations, including personnel on which we rely, our customers and the areas in which they operate, and the wider economy remain uncertain. See our Risk Factors in Part II, Item 1A of this Form 10-Q.

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

The following discussion and analysis presents our consolidated financial condition as of September 30, 2020 and December 31, 2019, and our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our Form 10-K filed with the SEC on March 31, 2020.

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

Performance Summary

Net income available to common shareholders increased $1.6 million, or 164.8%, to $2.5 million for the three months ended September 30, 2020, compared to $948,000 for the three months ended September 30, 2019. Earnings per diluted common share was $0.38 and $0.14 for the three months ended September 30, 2020 and 2019, respectively. Net income available to common shareholders increased $1.3 million, or 26.8%, to $6.2 million for the nine months ended September 30, 2020, compared to $4.9 million for the nine months ended September 30, 2019. Earnings per diluted common share was $0.95 and $0.75 for the nine months ended September 30, 2020 and 2019, respectively.

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this Form 10-Q contains financial information determined by methods other than in accordance with GAAP, which includes return on average tangible common equity. We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity. We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, measures and ratios prepared in accordance with GAAP.

For the three months ended September 30, 2020, annual return on average assets was 2.27%, compared to 1.56% for the same period in the prior year, and annual return on average tangible common equity was 39.22%, compared to 18.80% for the same period in the prior year. For the nine months ended September 30, 2020, annual return on average assets was 2.15%, compared to 2.34% for the nine months ended September 30, 2019, and annual return on average tangible common equity was 35.36%, compared to 34.88% for the same period in the prior year. The higher annual return ratios for the three months ended September 30, 2020, and the higher annual return on average tangible common equity for the nine months ended September 30, 2020, were primarily due to increases in income which outpaced increases in average assets and average tangible common equity compared to the same periods in the prior year. The lower annual return on average assets for the nine months ended September 30, 2020, was the result of an increase in average assets which outstripped the increase in income compared to the nine months ended September 30, 2020. The growth in average tangible common equity between the two periods is primarily related to earnings, net of preferred dividends paid, from September 30, 2019 to September 30, 2020. The growth in average assets is primarily attributable to growth in average interest-bearing deposits during the nine months ended September 30, 2020 to increase liquidity in anticipation of funding the PPP loans discussed in the “COVID-19 Update” section.

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended September 30, 2020	As of and for the Three Months Ended September 30, 2019	As of and for the Nine Months Ended September 30, 2020	As of and for the Nine Months Ended September 30, 2019
Income available to common shareholders	$2,510	$948	$6,249	$4,929

Average shareholders’ equity	$54,499	$49,250	$52,697	$44,400
Less: average goodwill	10,729	10,729	10,729	10,786
Less: average core deposit intangible	1,062	1,260	1,112	1,311
Less: average preferred stock	17,250	17,250	17,250	13,410
Average tangible common equity	$25,458	$20,011	$23,606	$18,893
Annual return on average tangible common equity	39.22%	18.80%	35.36%	34.88%

Total assets grew by $151.2 million, or 41.4%, to $516.3 million as of September 30, 2020 from $365.1 million as of December 31, 2019. This increase was primarily due to an increase in our loans, net of allowance for loan losses, of $109.5 million, or 37.8%, to $399.2 million as of September 30, 2020, from $289.7 million as of December 31, 2019, due primarily to loans originated under the SBA’s PPP program, and an increase in interest-bearing deposits at the Bank from purchases of certificates of deposit in the wholesale market. Substantially all loans outside of those made under the SBA’s PPP program are secured by specific collateral, including business assets, consumer assets, and commercial real estate. We anticipate that as the majority of PPP loans are forgiven or paid off, which we believe will occur principally over the next nine months, and as customers spend down their PPP funds, this will result in a reduction in both loans and deposits.

Shareholders’ equity increased $6.4 million, or 12.6%, to $56.9 million as of September 30, 2020, from $50.5 million as of December 31, 2019. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

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

Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(55)	$8	$(47)
Securities	(19)	22	3
Loans, net of unearned discount (1)	(918)	1,586	668
Total earning assets	(992)	1,616	624

Savings and interest-bearing demand	(2)	2	-
Money market deposit accounts	(173)	59	(114)
Time deposits	(374)	137	(237)
FHLB and other borrowings	(92)	31	(61)
Subordinated notes	1	(1)	-
Total interest-bearing liabilities	(640)	228	(412)

Changes in net interest income	$(352)	$1,388	$1,036

(1)	Average loans include non-accrual.

Net interest income increased $1.0 million, or 34.1%, from $3.0 million for the three months ended September 30, 2019, to $4.1 million for the three months ended September 30, 2020. Net interest margin for the three months ended September 30, 2020 and 2019 was 3.37% and 3.81%, a decrease of 44 basis points. The increase in net interest income was primarily due to an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. Additionally, declines in yields were impacted by $98.3 million of SBA PPP loans originated for the year with a rate of 1.00%.

The average volume of loans increased $128.5 million, or 45.1%, from $285.2 million for the three months ended September 30, 2019 to $413.7 million for the three months ended September 30, 2020, and the average yield for loans decreased 128 basis points from 6.22% for the three months ended September 30, 2019 to 4.94% for the three months ended September 30, 2020. PPP loans account for $98.3 million of the average volume increase. The changes compared to the same period in the prior year have been impacted by the recent short-term interest rate cuts and the interest rate that the PPP loans carry of 1.00%, as well as the timing of recognition of the related SBA loan fees, and increased liquidity on the balance sheet. See Paycheck Protection Loans under Loan Portfolio Composition within the discussion of our financial position below for more information. The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

Average volume of interest-bearing deposits increased $99.1 million, or 43.9%, from $225.5 million for the three months ended September 30, 2019, to $324.6 million for the three months ended September 30, 2020, and the average interest rate paid on interest-bearing deposits decreased 114 basis points from 2.33% for the three months ended September 30, 2019 to 1.19% for the three months ended September 30, 2020. The average cost of deposits during the three months ended September 30, 2020 was impacted by decreases in interest rates paid on money market and time deposits as a result of the decrease in market interest rates.

Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(189)	$69	$(120)
Securities	55	56	111
Loans, net of unearned discount (1)	(1,949)	3,848	1,899
Total earning assets	(2,083)	3,973	1,890

Savings and interest-bearing demand	(2)	6	4
Money market deposit accounts	(413)	162	(251)
Time deposits	(767)	790	23
FHLB and other borrowings	(204)	57	(147)
Subordinated notes	(1)	-	(1)
Total interest-bearing liabilities	(1,387)	1,015	(372)

Changes in net interest income	$(696)	$2,958	$2,262

(1)	Average loans include non-accrual.

Net interest income increased $2.3 million, or 26.4%, from $8.7 million for the nine months ended September 30, 2019, to $11.0 million for the nine months ended September 30, 2020. Net interest margin for the nine months ended September 30, 2020 and 2019 was 3.37% and 3.89%, respectively, a decrease of 52 basis points. The increase in net interest income was primarily due to an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.

The average volume of loans increased $97.3 million, or 36.7%, from $265.5 million for the nine months ended September 30, 2019, to $362.8 million for the nine months ended September 30, 2020, and the average yield for loans decreased 99 basis points from 6.28% for the nine months ended September 30, 2019 to 5.29% for the nine months ended September 30, 2020. The changes compared to the same period in the prior year have been impacted by the recent short-term interest rate cuts and increased liquidity on the balance sheet. The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

Average volume of interest-bearing deposits increased $94.9 million, or 43.5%, from $218.1 million for the nine months ended September 30, 2019, to $313.0 million for the nine months ended September 30, 2020, and the average interest rate paid on interest-bearing deposits decreased 78 basis points from 2.25% for the nine months ended September 30, 2019 to 1.47% for the nine months ended September 30, 2020. The average cost of deposits during the nine months ended September 30, 2020 was impacted by decreases in interest rates paid on money market and time deposits as a result of the decrease in market interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$43,532	$11	0.10%	$10,492	$58	2.19%
Securities	23,579	160	2.70	20,259	157	3.07
Loans, net of unearned discount (1)	413,661	5,139	4.94	285,224	4,471	6.22
Total earning assets	480,772	5,310	4.39	315,975	4,686	5.88
Cash and other assets	29,252			27,022
Allowance for loan losses	(2,553)			(1,077)
Total assets	$507,471			$341,920
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$10,372	7	0.27%	$7,440	7	0.37%
Money market deposit accounts	111,808	105	0.37	48,440	219	1.79
Time deposits	202,384	861	1.69	169,623	1,098	2.57
Total interest-bearing deposits	324,564	973	1.19	225,503	1,324	2.33
FHLB and other borrowings	55,230	45	0.32	17,554	106	2.40
Subordinated notes	12,000	219	7.26	12,000	219	7.24
Total interest-bearing liabilities	391,794	1,237	1.26	255,057	1,649	2.57
Non-interest-bearing deposits	55,388			31,270
Other liabilities	5,790			6,343
Total liabilities	452,972			292,670
Shareholders’ equity	54,499			49,250
Total liabilities and shareholders’ equity	$507,471			$341,920

Net interest income		$4,073			$3,037
Net interest spread			3.13%			3.31%
Net interest margin			3.37%			3.81%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020			2019
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$48,141	$93	0.26%	$12,031	$213	2.37%
Securities	23,243	682	3.92	21,303	571	3.58
Loans, net of unearned discount (1)	362,806	14,374	5.29	265,472	12,475	6.28
Total earning assets	434,190	15,149	4.66	298,806	13,259	5.93
Cash and other assets	29,302			29,926
Allowance for loan losses	(2,066)			(970)
Total assets	$461,426			$327,762
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$9,890	25	0.34%	$7,370	21	0.38%
Money market deposit accounts	92,312	402	0.58	55,237	653	1.58
Time deposits	210,776	3,017	1.91	155,519	2,994	2.57
Total interest-bearing deposits	312,978	3,444	1.47	218,126	3,668	2.25
FHLB and other borrowings	28,935	95	0.44	11,486	242	2.82
Subordinated notes	12,000	656	7.30	12,000	657	7.32
Total interest-bearing liabilities	353,913	4,195	1.58	241,612	4,567	2.53
Non-interest-bearing deposits	48,441			35,754
Other liabilities	6,375			5,996
Total liabilities	408,729			283,362
Shareholders’ equity	52,697			44,400
Total liabilities and shareholders’ equity	$461,426			$327,762

Net interest income		$10,954			$8,692
Net interest spread			3.08%			3.41%
Net interest margin			3.37%			3.89%

(1)	Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the three and nine months ended September 30, 2020, the provision for loan losses totaled $445,000 and $1.7 million, respectively, compared to $1.0 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Trust income	$1,391	$1,286	$3,863	$3,716
Gain on sale of loans	290	-	722	-
Advisory income	2,775	2,728	7,580	7,396
Brokerage income	1,387	2,820	5,248	7,776
Service fees and other income	1,809	898	4,769	3,632
Rental income	85	85	232	249
Total	$7,737	$7,817	$22,414	$22,769

Total non-interest income for the three and nine months ended September 30, 2020 decreased $80,000, or 1.0%, and $355,000, or 1.6%, respectively, compared to the same periods in the prior year, respectively. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and nine months ended September 30, 2020 increased $105,000, or 8.2%, and $147,000, or 4.0%, respectively, compared to the same periods in the prior year. The increases in the fee income for the three and nine month periods ended September 30, 2020 is due to an increase in the average market value of the trust assets as compared to the three and nine month periods in the prior year. The economic disruption caused by the COVID-19 pandemic has increased market volatility, resulting in a decrease in trust assets, particularly during the second quarter of 2020, offset slightly by a recovery in the third quarter 2020. Continued volatility and the economic downturn related to the COVID-19 pandemic could result in future net decreases in our assets held in custody, which may be sustained and could materially worsen, causing material decreases in our trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. There were no loan sales, and consequently, no gain on sale of loans for the three and nine months ended September 30, 2019. Gain on sale of loans for the three and nine months ended September 30, 2020 was $290,000 and $722,000, respectively, resulting from the sale of $3.6 million and $9.8 million of SBA loans, respectively.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three and nine months ended September 30, 2020, advisory income increased $47,000, or 1.7%, and increased $184,000, or 2.5%, respectively, compared to the same periods in the prior year. The increases in advisory income between the two periods are due to increases in the average market value of the advisory assets during the three and nine months ended September 30, 2020 as compared to the same periods in the prior year. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. The economic disruption caused by the COVID-19 pandemic has increased market volatility, which could result in future net decreases to our assets under management, which may be sustained, potentially decreasing advisory income materially.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three and nine months ended September 30, 2020 decreased $1.4 million, or 50.8%, and $2.5 million, or 32.5%, respectively, compared to the same periods in the prior year. The economic disruption related to the COVID-19 pandemic has led to a dramatic slowing of activity in private placements and syndicated public offerings, on which margins have historically been higher. This activity may face a prolonged recovery, materially decreasing brokerage income. During the first quarter of 2020, this effect was offset by a temporary increase in certain segments of trading activity which are typically done at lower margins. This increase was not sustained through the second and third quarters, during which these same segments saw material decreases in activity.

The chart below reflects our advisory and brokerage assets as of September 30, 2020, December 31, 2019 and September 30, 2019.

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Advisory assets
Tectonic Advisors	$2,131,022	$2,057,570	$2,005,916
Sanders Morris	543,522	560,820	444,665
Total advisory assets	$2,674,544	$2,618,390	$2,450,581

Brokerage assets – Sanders Morris	$1,364,048	$1,426,828	$1,659,665

Total advisory and brokerage assets	$4,038,592	$4,045,218	$4,110,246

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, and third party administration fees. Service fees and other income for the three and nine months ended September 30, 2020 increased $911,000, or 101.4%, and $1.1 million, or 31.3%, respectively, compared to the same periods in the prior year. These increases are the result of an increase in third party administration fees of $528,000 and $412,000, and in loan servicing fees of $156,000 and $318,000 primarily due to reversal of the servicing asset valuation allowance, during the three and nine months ended September 30, 2020, respectively, a loss recognized during the three months ended September 30, 2019 related to the redemption of our Series A preferred stock of approximately $234,000, an increase in other income of approximately $124,000 related to a non-recurring extinguishment of a retirement liability during the second quarter of 2020, and bad debt expense recognized during the second quarter of 2019 of approximately $51,000, as well as immaterial fluctuations in other income and gains and losses on marketable securities at Sanders Morris and a gain on lease termination in 2019 at Tectonic Advisors. The increase in third party administration fees during the three months ended September 30, 2020, as compared to the prior year, was in part due to the COVID-19 pandemic and the resulting lag in information from plan sponsors to complete annual plan administration work earlier in 2020 related to the shutdown of dental practices nationwide from March through June or July 2020, depending on state dental board advisories and mandates, which pushed a greater percentage of revenues into the third quarter of 2020 compared to the same period in the prior year.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended September 30, 2020 was unchanged from the same period in the prior year, and decreased $17,000, or 6.8%, for the nine months ended September 30, 2020 compared to the same period in the prior year, due to the granting of rent abatements related to the COVID-19 pandemic and one tenant’s lease reaching the end of its term and subsequent nonrenewal during the second quarter of 2020.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Salaries and employee benefits	$4,741	$4,858	$13,693	$14,109
Occupancy and equipment	575	684	1,786	1,934
Trust expenses	533	506	1,460	1,482
Brokerage and advisory direct costs	517	448	1,563	1,318
Professional fees	381	429	1,057	1,292
Data processing	193	217	594	666
Other	794	921	2,067	2,230
Total	$7,734	$8,063	$22,220	$23,031

Total non-interest expense for the three and nine months ended September 30, 2020 decreased $329,000, or 4.1%, and $811,000, or 3.5%, respectively, compared to the same periods in the prior year, primarily due to decreases in salaries and employee benefits, depreciation expense within our occupancy and equipment expense, and other expenses, as well as decreases in professional fees, partly offset by increases in brokerage and advisory direct costs. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2020 decreased $117,000, or 2.4%, and $416,000, or 2.9%, respectively, compared to the same period in the prior year. The decreases were due to decreases in commissions, earnouts and incentive bonuses of $500,000 and $891,000 within our other financial services segment for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, primarily related to decreases in brokerage activity, including private placement activity, at Sanders Morris. Salaries and employee benefits in our Banking segment increased $228,000 and decreased $89,000 for the three and nine months ending September 30, 2020, respectively. The increase for the three month period was the result of an increase in both salary and bonus expense of $78,000 and $87,000, respectively, and a proportional increase in payroll tax expense of $31,000, resulting from annual salary and bonus merit increases and an increase in staff, as well as an increase in contract labor expense of $25,000. The decrease for the nine month period resulted from recording a portion of fees received from the SBA as an offset to employee costs related to origination of PPP loans during the second quarter 2020, partly offset by annual merit increases and increase in staff.

Occupancy and equipment expense. Occupancy and equipment expense for three and nine months ended September 30, 2020 decreased $109,000, or 15.9%, and $148,000, or 7.7%, respectively, compared to the same periods in the prior year, primarily due to a group of fixed assets and software costs reaching full depreciation/amortization during the three months ended June 30, 2020, slightly offset by increases in telephone expense for the three month period, and in facilities and telephone expenses for the nine month period, in our Banking segment.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased $27,000, or 5.3%, and $22,000, or 1.5%, for the three and nine months ended September 30, 2020, respectively, due to an increase in the market value of trust assets for the three months ended September 30, 2020 over the market value during the three months ended September 30, 2019, which represented a recovery in asset values from the decreases seen during the three months ended June 30, 2020, partially offsetting the decrease for the nine month period ended September 30, 2020. These relate to the volatility discussed under “Non-Interest Income” and within “COVID-19 Update,” above.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three and nine months ended September 30, 2020 increased $69,000, or 15.4%, and $245,000, or 18.6%, compared to the same periods in the prior year. For the three months ended September 30, 2020, these increase related primarily to increases in advisory program fees at Sanders Morris related to increases in asset values, and increases in exchange clearing fees at Sanders Morris related to certain option trades which carried fees of approximately $61,000. The increases during the nine month period related to volume increases in certain segments of brokerage activity driven by market volatility, particularly during the first six months of 2020, leading to increases in ticket based charges, as well as an increase in clearing firm and other service fees. These increases were slightly offset by nominal decreases in information services and referral fees for the three and nine months ended September 30, 2020.

Professional fees. Professional fees, which include legal, consulting, audit and professional fees, for the three and nine months ended September 30, 2020 decreased $48,000, or 11.2%, and $235,000, or 18.2%, respectively, compared to the same periods in the prior year. For the three month period ended September 30, 2020, the decreases was the result of a decrease in legal fees related to legal and regulatory matters in our other financial services segment, primarily within Sanders Morris, of approximately $71,000, offset by increases in professional fees within the Bank’s Trust department of an equivalent amount, and decreases in our banking and holding company segments totaling $52,000. For the nine month period ended September 30, 2020, the decrease was the result of decreases in legal and audit fees related to the acquisition of Nolan during the three months ended March 31, 2019, and the preparation of our Registration Statement filed in April 2019 related to our initial public offering, and decreases in expenses related to legal and regulatory matters at Sanders Morris. These decreases were slightly offset by increases in legal and professional fees for our annual audit and periodic SEC filings.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three and nine months ended September 30, 2020 decreased $24,000, or 11.1%, and $72,000, or 10.8%, respectively, compared to the same periods in the prior year. The decreases were due to lower trust data processing for discounts received for the three and nine months ended September 30, 2020, and decreases in data processing and operating systems at Sanders Morris and Tectonic Advisors related to the completion of initiatives undertaken during 2018 and early 2019.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three and nine months ended September 30, 2020 decreased $127,000, or 13.8%, and $163,000, or 7.3%, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2020 was primarily related to a legal settlement incurred during the three months ended September 30, 2019 totaling $300,000, and decreases in travel, meals, and entertainment costs of approximately $92,000, primarily related to decreased brokerage and private placement activity. The decreases were offset by increases in employee recruitment of $60,000 across the organization, and an increase in computer services and software licenses of $40,000 in our other financial services segment in order to increase efficiency within our participant directed and advisory services teams, as well as an increase in the Bank’s other operating costs of approximately $95,000 related to increases in our FDIC insurance premiums which was a result of a premium credit received from the FDIC in the prior year along with an increase in the FDIC rate for the current quarter, and increases in filing fees and insurance expense at our holding company as a result of our status as a public filing entity. The decrease for the nine months ended September 30, 2020 also includes decreases in management fees to third parties, which was somewhat offset by increases in our directors’ fees, directors’ and officers’ insurance costs as a result of our status as a public filing entity, increases in internet costs related to increasing bandwidth to accommodate network changes at Sanders Morris and Tectonic Advisors, and increases in compliance and advertising costs at Sanders Morris.

Income Taxes

The income tax expense for the three and nine months ended September 30, 2020 was $733,000 and $2.0 million, respectively, compared to $446,000 and $1.2 million for the three and nine months ended September 30, 2019, respectively. The effective income tax rate was 20.2% and 21.5% for the three and nine months ended September 30, 2020, respectively compared to 25.0% and 17.5% for the same periods in the prior year. The effective income tax rate differed from the U.S. statutory rate of 21% for the three and nine months ended September 30, 2019, primarily due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

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

The following table presents key metrics related to our segments:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$4,896	$7,133	$(219)	$11,810	$12,867	$21,135	$(634)	$33,368
Income (loss) before taxes	$2,067	$2,036	$(472)	$3,631	$5,189	$5,611	$(1,361)	$9,439

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$3,407	$7,909	$(462)	$10,854	$9,614	$22,760	$(913)	$31,461
Income (loss) before taxes	$319	$2,139	$(671)	$1,787	$2,129	$6,277	$(1,462)	$6,944

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and nine months ended September 30, 2020 increased $1.7 million, or 548.0%, and increased $3.1 million, or 143.7%, respectively, compared to the same periods in the prior year. The increase during the three months ended September 30, 2020 was primarily the result of a $1.0 million increase in net interest income, a $559,000 decrease in the provision for loan losses and a $453,000 increase in non-interest income, partly offset by a $300,000 increase in non-interest expense. The increase during the nine months ended September 30, 2020 was primarily the result of a $2.2 million increase in net interest income, a $1.0 million increase in non-interest income and a $30,000 decrease in non-interest expense, partly offset by a $223,000 increase in the provision for loan losses.

Net interest income for the three and nine months ended September 30, 2020 increased $1.0 million, or 31.8%, and $2.2 million, or 23.6%, respectively, compared to the same periods in the prior year, due to an increase in the average volume of loans and a decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and nine months ended September 30, 2020, totaled $445,000 and $1.7 million, respectively, compared to $1.0 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended September 30, 2020 increased $453,000, or 300.0%, and $1.0 million, or 463.7% for the nine months ended September 30, 2020, compared to the same periods in the prior year. The increases were primarily due to a $290,000 and $722,000 increase in gain on sale of loans, respectively, and a $156,000 and $318,000 increase in net loan servicing income, respectively, for the three and nine months ended September 30, 2020. The increase in net loan servicing income was the result of reversing the allowance valuation allowance for loan servicing assets during the three and nine months ended September 30, 2020. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended September 30, 2020 increased $300,000, or 14.4%, and decreased $30,000, or 0.5%, for the nine months ended September 30, 2020 compared to the same periods in the prior year, respectively. The increase for the three months ended September 30, 2020 included a $228,000 increase in salaries and employee benefits, due to annual merit increases and increases in staff and incentive bonuses, and a $110,000 increase in other expenses due to a $95,000 increase in FDIC insurance premiums and a $60,000 increase in recruiting fees, partly offset by a $33,000 decrease in travel and meals and various other expenses. The increases were also partly offset by a $25,000 decrease in professional fees related to a reimbursement from the SBA for legal fees for loan collection costs, and a $23,000 decrease in data processing. The decrease for the nine months ended September 30, 2020 included a $89,000 decrease in salaries and employee benefits resulting from recording a portion of fees received from the SBA to offset employee costs to originate PPP loans during the prior quarter, a $57,000 decrease in professional fees primarily related to the acquisition of the Nolan business and other new business activity during the three months ended March 31, 2019, and a $45,000 decrease in data processing. The decreases were partly offset by a $117,000 increase in other expenses primarily due to the increase in FDIC insurance premiums and employee recruiting fees, and a $44,000 increase in occupancy and equipment primarily due to increase in building maintenance and telephone expense. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and nine months ended September 30, 2020 decreased $103,000, or 4.8%, and decreased $666,000, or 10.6%, respectively, compared to the same periods in the prior year. The decreases during the three and nine months ended September 30, 2020 were primarily the result of decreases of $776,000 and $1.6 million in non-interest income, offset by decreases of $673,000 and $959,000 in non-interest expense, respectively.

Non-interest income for the three and nine months ended September 30, 2020 decreased $776,000, or 9.8%, and decreased $1.6 million, or 7.1%, compared to the same periods in the prior year, respectively. The decrease for the three months ended September 30, 2020 was primarily due to a decrease in brokerage income of $1.4 million, offset by increases in trust and advisory income of $152,000 related to a recovery in the value of our assets under management at Tectonic Advisors and Sanders Morris, and net increases in services fees and other income of $505,000 primarily related to an increase in third party administration fees at Nolan. For the nine month period ended September 30, 2020, the decreases were the result of a decrease in brokerage income $2.5 million, offset by an increase in advisory and trust income of $331,000 related to increases in assets under management at Sanders Morris and Tectonic Advisors compared to those in the prior period, and an increase in services fees and other income of $572,000, primarily related to an increase in third party administration fees and also in other income related to a non-recurring extinguishment of a retirement liability during the three months ended March 31, 2020 and bad debt expense recognized during the three months ended March 31, 2019. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2020 decreased $673,000, or 11.7%, and $959,000, or 5.8%, respectively, compared to the same periods in the prior year. These decreases were related to decreases in salaries and employee benefits of $336,000 and $490,000 for the three and nine months ended September 30, 2020, respectively, primarily related to decreases in brokerage activity, including private placement activity, at Sanders Morris leading to decreased commissions, earnouts and incentive bonuses compared to the same periods in the prior year, partially offset by staffing additions at Nolan during the first and second quarters of 2020 to add capacity for additional plan administration work, and staffing increases in the SBA lending group within the Bank during the three month period ending September 30, 2020. Occupancy and equipment expense decreased by $119,000 and $192,000 for the three and nine months ended September 30, 2020, respectively, related to software that became fully depreciated as of April 2020. The remaining variances for the three and nine months ended September 30, 2020 related to decreases in professional fees and other expenses, offset by increases in brokerage and advisory direct costs, from increases in certain segments of brokerage activity and related exchange and clearing firm service fees, and information services expense. The variance in trust expense was relatively immaterial. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

Loss before taxes for the three months ended September 30, 2020 decreased $199,000, or 29.7%, and decreased $101,000, or 6.9% for the nine months ended September 30, 2020, compared to the same periods in the prior year. The decrease in the loss for the three months ended September 30, 2020 was due to a loss of $234,000 on the redemption of our Series A preferred stock during the three months ended September 30, 2019 and a decrease in professional fees of $24,000 during the three months ended September 30, 2020, offset by an increase in other expenses of $77,000 related to increases in directors’ fees, filing fees, and directors’ and officers’ insurance, combined with minor variances in professional fees. The decrease in the loss for the nine months ended September 30, 2020 is related to the loss recognized in 2019 related to the redemption of the Series A preferred stock, as well as decreases in interest expense on borrowings of $49,000 and a decrease in professional fees of $91,000, partly offset by increases in salaries and employee benefits compensation expense of $163,000 other expenses of $105,000.

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

As of September 30, 2020, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

As of September 30, 2020 and December 31, 2019, the Bank held FRB stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.3 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively. The FRB stock and FHLB stock were classified as restricted securities.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of September 30, 2020		As of December 31, 2019
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$12,762	$12,830	$10,684	$10,731
Mortgage-backed securities	2,564	2,646	1,925	1.946
Total securities available for sale	$15,326	$15,476	$12,609	$12,677

Securities held to maturity:
Property assessed clean energy	$5,784	$5,784	$6,349	$6,349

Securities, restricted:
Other	$2,430	$2,430	$2,417	$2,417

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of September 30, 2020. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,473	1.11%	$10,000	1.35%	$1,289	1.85%	$12,762	1.37%
Mortgage-backed securities	-	-	1,097	2.92	-	-	1,467	2.11	2,564	2.46
Total	$-	-%	$2,570	1.88%	$10,000	1.35%	$2,756	1.99%	$15,326	1.55%
Securities held to maturity:
Property assessed clean energy	$-	-%	$555	6.34%	$2,477	5.71%	$2,752	7.32%	$5,784	6.54%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,430	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $111.1 million, or 38.2%, to $402.2 million at September 30, 2020, compared to $291.1 million at December 31, 2019. The increase includes PPP loans totaling $98.3 million. SBA loans comprise the largest group of loans in our portfolio totaling $250.1 million, or 62.1% of the total loans at September 30, 2020, compared to $139.7 million, or 48.0% at December 31, 2019. Commercial and industrial loans totaled $81.6 million, or 20.3% of the total loans at September 30, 2020, compared to $85.5 million, or 29.4%, at December 31, 2019. Commercial and construction real estate loans totaled $58.5 million, or 14.5%, of the total loans at September 30, 2020, compared to $54.8 million, or 18.8%, at December 31, 2019.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	September 30, 2020		December 31, 2019
Commercial and industrial	$81,622	20.3%	$85,476	29.4%
Consumer installment	7,523	1.9	3,409	1.2
Real estate – residential	3,599	1.0	5,232	1.8
Real estate – commercial	48,020	11.9	46,981	16.1
Real estate – construction and land	10,471	2.6	7,865	2.7
SBA 7(a) guaranteed	166,656	41.4	69,963	24.0
SBA 7(a) unguaranteed	50,839	12.6	47,132	16.2
SBA 504	32,636	8.1	22,591	7.8
USDA	800	0.2	2,430	0.8
Other	2	-	-	-
Total Loans	$402,168	100.0%	$291,079	100.0%

At origination, the Company determines whether holding the guaranteed portion of SBA 7(a) and USDA loans provide better long-term risk adjusted returns than selling the loans, and records as either held for investment or held for sale. The Company records held for sale loans at the lower of cost or fair value. Loans held for sale totaled $22.5 million and $9.9 million at September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Company elected to reclassify $1.5 million and $9.0 million, respectively, of the SBA 7(a) loans held for sale to held for investment.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2020, our loan portfolio included $69.2 million of loans, approximately 17.2% of our total funded loans (22.8% of total funded loans, net of the PPP loans), to the dental industry, compared to $69.2 million, or 23.8% of total funded loans, as of December 31, 2019. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). During the three months ended June 30, 2020, we originated $98.3 million of PPP loans, and received $4.4 million of related fees from the SBA. We deferred $3.4 million of the fees, net of $966,000 which represented costs incurred to originate these loans. There were no PPP loans originated for the three months ended September 30, 2020.

We are also participating in the PPPLF which, through December 31, 2020 (originally was through September 30, 2020, but was changed to December 31, 2020), will extend loans to banks who are loaning money to small businesses under the PPP. The total amount borrowed under the PPPLF as of September 30, 2020 was $87.0 million and is non-recourse and secured by an equal amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35%. In addition, we may exclude all PPP loans pledged as collateral to the PPP Facility from our average total consolidated assets for the purposes of calculating our leverage ratio.

As of September 30, 2020, 34.2% of the loan portfolio, or $137.7 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for the loan portfolio as of September 30, 2020 and December 31, 2019, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of September 30, 2020
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,263	$9,058	$9,008	$52,293	$-	$81,622
Consumer installment	5,356	2,153	-	14	-	7,523
Real estate – residential	772	2,827	-	-	-	3,599
Real estate – commercial	5,237	10,117	24,042	2,106	6,518	48,020
Real estate – construction and land	3,799	97	4,175	2,218	182	10,471
SBA 7(a) guaranteed	55,556	95,517	15,088	495	-	166,656
SBA 7(a) unguaranteed	44,595	32	5,482	730	-	50,839
SBA 504	10,307	-	16,403	-	5,926	32,636
USDA	800	-	-	-	-	800
Other	2	-	-	-	-	2
Total	$137,687	$119,801	$74,198	$57,856	$12,626	$402,168

	As of December 31, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$15,117	$7,060	$8,880	$54,419	$-	$85,476
Consumer installment	3,070	339	-	-	-	3,409
Real estate – residential	1,258	3,974	-	-	-	5,232
Real estate – commercial	4,602	12,974	21,287	1,998	6,120	46,981
Real estate – construction and land	4,121	99	3,645	-	-	7,865
SBA 7(a) guaranteed	59,065	115	10,004	779	-	69,963
SBA 7(a) unguaranteed	42,094	38	4,498	502	-	47,132
SBA 504	8,456	-	11,747	-	2,388	22,591
USDA	2,430	-	-	-	-	2,430
Other	-	-	-	-	-	-
Total	$140,213	$24,599	$60,061	$57,698	$8,508	$291,079

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

Non-performing Assets

Our primary business segments are banking and other financial services, and as outlined above, the banking segment’s primary business is lending. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19.

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing and foreclosed assets. Non-performing assets totaled $1.8 million as of September 30, 2020, compared to $6.0 million as of December 31, 2019. As of September 30, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.8 million, of which $1.1 million was guaranteed by the SBA, and commercial real estate non-accrual loans totaling $162,000. As of December 31, 2019, non-performing assets consisted of SBA non-accrual loans totaling $5.9 million, of which $4.9 million was guaranteed by the SBA, and commercial and industrial non-accrual loans totaling $60,000. There were no foreclosed assets as of September 30, 2020 and December 31, 2019.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	September 30, 2020		December 31, 2019
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$-	-%	$60	0.02%
Real estate – commercial	162	0.03	-	-
SBA guaranteed	1,118	0.22	4,892	1.34
SBA unguaranteed	517	0.10	1,039	0.28
Total non-accrual loans	1,797	0.35	5,991	1.64
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$1,797	0.35%	$5,991	1.64%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of September 30, 2020 and December 31, 2019, we had no loans considered to be a troubled debt restructuring.

As noted in Note 4, "Loans and Allowance for Loan Losses," Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of September 30, 2020, the Company had granted principal and interest payment deferrals related to COVID-19 to 19 borrowers representing approximately $22.8 million, or 5.7% of its outstanding loans, down from 139 loans with a total outstanding balance of $92.8 million, or 23.7% of the loan portfolio, as of June 30, 2020. All loans remain accruing.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in the section captioned “COVID-19 Update” in Part II, Item 1.A. “Risk Factors” of this Form 10-Q and in our 2019 Form 10-K. Based on an analysis performed by management at September 30, 2020, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses totaled $2.9 million and $1.4 million, as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Company had net charge-offs of $56,000 and $179,000, respectively.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2020	2019	2020	2019
Average loans outstanding	$413,661	$285,224	$362,806	$265,472
Gross loans outstanding at end of period	$402,168	$286,364	$402,168	$286,364
Allowance for loan losses at beginning of period	$2,548	$1,107	$1,408	$874
Provision for loan losses	445	1,004	1,709	1,486
Charge offs:
Commercial and industrial	-	-	-	-
SBA 7(a)	57	576	218	841
Total charge-offs	57	576	218	841
Recoveries:
Commercial and industrial	-	-	33	-
SBA 7(a)	2	4	6	20
Total recoveries	2	4	39	20
Net charge-offs	55	572	179	821
Allowance for loan losses at end of period	$2,938	$1,539	$2,938	$1,539
Ratio of allowance to end of period loan	0.73%	0.54%	0.73%	0.54%
Ratio of net charge-offs to average loans	0.01%	0.20%	0.05%	0.31%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	September 30, 2020		December 31, 2019
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$931	20.3%	$501	29.4%
Consumer installment	57	1.9	27	1.2
Real estate – residential	43	1.0	22	1.8
Real estate – commercial	558	11.9	347	16.1
Real estate – construction and land	108	2.6	76	2.7
SBA	1,222	62.1	435	48.0
USDA	19	0.2	-	0.8
Other	-	-	-	-
Total allowance for loan losses	$2,938	100.0%	$1,408	100.0%

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

Total deposits increased $71.9 million, or 25.4%, to $355.5 million as of September 30, 2020, as compared to $283.6 million as of December 31, 2019. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the nine months ended September 30,
	2020			2019
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$48,441	13.4%	0.00%	$35,754	14.1%	0.00%
Savings and interest-bearing demand	9,890	2.7	0.34	7,370	2.9	0.38
Money market accounts	92,312	25.6	0.58	55,237	21.8	1.58
Time deposits	210,776	58.3	1.91	155,519	61.2	2.57
Total deposits	$361,419	100.00%	1.27%	$253,880	100.00%	1.93%

Borrowings

As of September 30, 2020 and December 31, 2019, borrowings totaled $99.0 million and $24.0 million, respectively. During the three and nine months ended September 30, 2020, the Company borrowed $53.1 million and $87.0 million, respectively, in connection with the Federal Reserve PPPLF program.

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2020	2019
Borrowings:
FHLB borrowings	$-	$12,000
FRB borrowings (PPPLF)	87,036	-
Subordinated notes	12,000	12,000
	$99,036	$24,000

The Company has a credit line with the FHLB with borrowing capacity of $35.4 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2020. As of December 31, 2019, the Company had an overnight advance of $2.0 million with an interest rate of 1.45% and a $10.0 million six month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $29.7 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of September 30, 2020 and December 31, 2019.

In connection with the Federal Reserve PPPLF program, the Company has $98.3 million of PPP loans available to be pledged, of which $87.0 million was pledged to the Federal Reserve and borrowed as of September 30, 2020, at an interest rate of 0.35%.

As of September 30, 2020 and December 31, 2019, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $6.4 million, or 12.7%, to $56.9 million as of September 30, 2020, from $50.5 million as of December 31, 2019. The increase included net income of $7.4 million, $65,000 net after-tax increase in other comprehensive income related to the market value of the securities available for sale, and $62,000 related to stock compensation expense. Use of capital included $1.2 million of dividends paid on the Series B preferred stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2020, the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	September 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$44,754	10.15%	$38,301	11.20%
Common Equity Tier 1 (to Risk Weighted Assets)	27,504	10.05	21,051	8.20
Tier 1 Capital (to Risk Weighted Assets)	44,754	16.36	38,301	14.92
Total Capital (to Risk Weighted Assets)	47,692	17.43	39,709	15.47

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$44,535	9.09%	$38,541	11.09%
Common Equity Tier 1 (to Risk Weighted Assets)	44,535	16.40	38,541	15.16
Tier 1 Capital (to Risk Weighted Assets)	44,535	16.40	38,541	15.16
Total Capital (to Risk Weighted Assets)	47,473	17.48	39,949	15.71

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of September 30, 2020, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of September 30, 2020, the Company had approximately $42.1 million held in an interest-bearing account at the Federal Reserve. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of September 30, 2020, the Company’s borrowing capacity with the FHLB was $35.4 million based upon loan collateral pledged to the FHLB, of which none was utilized. In addition, the Company had $14.9 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $29.7 million, of which none was utilized as of September 30, 2020. In addition, the Company has approximately $71.2 million of SBA guaranteed loans held for investment that could be sold to investors. In connection with the FRB PPPLF program, the Company has $11.3 million of PPP loans available which can be pledged for additional borrowing capacity.

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

As of September 30, 2020, we had commitments to extend credit and standby letters of credit of approximately $23.6 million and $172,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of September 30, 2020:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	6.53
+100	3.45
-100	(3.21)
-200	(9.71)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and the measures intended to prevent its spread are adversely affecting the Company and its customers, counterparties, employees, and third-party service providers, and the continued adverse impacts on its business, financial position, results of operations, and prospects could be significant.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and significant deteriorations in household, business, economic, and market conditions. The pandemic and the measures attempting to prevent the continued spread of the virus have led to a significant economic slowdown and a related increase in unemployment that may continue to adversely affect our business. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The extent of the impact of the COVID-19 pandemic on the Company’s capital, liquidity, and other financial positions and on its business, results of operations, and prospects will depend on a number of factors that continue to evolve, including the duration, extent and severity of the COVID-19 pandemic, the effectiveness of the United States government’s efforts to mitigate the severity of the economic effects of the pandemic, and the magnitude of the pandemic’s effect on the Company’s customers, counterparties, employees, and third party service providers, and on the national, regional and local economies and the market overall, particularly the interest-rate environment. As a result, we are subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations, including the below:

●

We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future. Increases in loan losses, and resulting increases in our allowance for future loan losses, could materially reduce our results of operations and our financial condition, including our capital ratios.

o

If the economy is unable to substantially reopen, national, regional, and local economies and markets could suffer disruptions that are lasting, thereby affecting our customers’ profitability and as a result, their ability to service their loan obligations, adversely affect existing loans.

o

Sustained unemployment levels, or increases in current levels, may result in the inability of certain customers to repay their loans, and the financial results of commercial clients in localities with higher unemployment levels may result in loan defaults and foreclosures.

o	The net worth and liquidity of our loan guarantors may decline, impairing their ability to honor guarantee commitments.

o

Deterioration in the valuations of assets used in our customers’ businesses as the result of a sustained economic slowdown could impact our customers’ profitability, and impair the value of assets held by us as collateral, both of which would negatively impact the credit profile of our existing loan portfolio.

●

A sustained economic slowdown could negatively impact the Company’s origination of new loans, including an overall decline in the demand for loans and refinancings or potential disruptions in third parties on whom we rely for loan processing, including real estate appraisers and recording offices or governmental agencies related to title work.

●

Given our business mix as represented through our reporting segments and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate fluctuations and the performance of the financial markets. Governmental actions are meaningfully impacting the interest-rate environment, and market interest rates have declined significantly during 2020. On March 15, 2020, the Federal Reserve reduced the target federal funds rate to 0.00% to 0.25% and announced a $700 billion quantitative easing program. We expect that these reduced interest rates will continue to adversely affect our net interest income margins and profitability. In addition to the general impact on the economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

o	The yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways.

o	To the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

o	The value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline.

o	The value of assets for which we provide processing services could decline.

●

The COVID-19 pandemic has significantly affected the financial markets. The course of the pandemic and the governmental actions that have been and are expected to be taken in an attempt to mitigate its effects are increasing volatility. As a result, the value of our assets under management and our brokerage assets and the level of our customers’ brokerage activity have been impacted. Decreases or volatility in the value of our assets under management directly affect our investment advisory revenue. Additionally, as a result of a decline in our customers’ level of brokerage activity, the Company has experienced significant decreases in brokerage revenue. Sustained decreases in advisory or brokerage revenues could negatively impact our liquidity and results of operations and our financial condition.

●

The modifications to our business practices in response to the COVID-19 pandemic, including the Company’s workforce working from remote locations and potential new restrictions on access to the Company’s facilities in response to the continued spread of the virus, has caused an increased reliance on technology.  This increase reliance introduces additional operations risk, particularly increased cybersecurity risk. This risk and the introduction of additional security measures to mitigate it could limit the Company’s ability to meet customer servicing expectations and have a material adverse effect on its operations, including exposing the Company to risks of data or financial loss, litigation and liability, and could seriously disrupt its operations and the operations of any impacted customers.

Any one or a combination of these factors could negatively affect our business, financial condition, liquidity and results of operations. The long-term effect of the pandemic and of the fiscal- and monetary-policy measures taken in response to the pandemic could cause the Company to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduce demand for our products and services, and have other negative effects on our financial position, results of operations, and prospects. Sustained adverse effects of the COVID-19 pandemic may also prevent the Company from satisfying our minimum regulatory capital ratios and other supervisory requirements, result in an inability to pay dividends to its shareholders, or result in downgrades in its credit ratings.

The Bank’s participation in the PPP may result in operational, credit or other shortfalls that may adversely affect our financial condition, results of operations, and future prospects.

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program. The small business loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans. As of September 30, 2020, we had funded 922 loans totaling $98.3 million in of PPP loans. Due to the accelerated implementation of the PPP, there are several aspects of the PPP that remain subject to ambiguity or have not yet been addressed by the SBA or U.S. Department of Treasury, which exposes the Company to risks relating to noncompliance with the PPP. We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects. Moreover, every PPP borrower is in a challenging financial position that may negatively impact their ability to repay if the loans are not subject to forgiveness. The borrowers may not be able to repay the loans when the COVID-19 pandemic subsides and they may not maintain the level of employees and salary levels required for forgiveness. If the borrowers are unable to repay their loans or the federal government does not pay timely the amounts that it would owe the Bank pursuant to the terms of the loans, the guarantees and the PPP, the Company’s business, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended September 30, 2020.

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

3.4	Certificate of Amendment to effect Reverse Stock Split (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))
3.5	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.1	Form of Restricted Stock Award Agreement under T Acquisition, Inc. Amended and Restated 2017 Equity Incentive Plan
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECTONIC FINANCIAL, INC.

Date: November 13, 2020	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer