Form 10-K
period 2020-12-31
Tectonic Financial, Inc.
filed 2021-03-31
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10−K

☒ ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission File Number: 001-38910

TECTONIC FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Texas	82-0764846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16200 Dallas Parkway, Suite 190, Dallas, Texas 75248	(972) 720-9000
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series B preferred stock, $0.01 par value per share	TECTP	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of March 29, 2021 was 6,568,750 shares. The shares of registrant’s common stock are not listed or quoted on an exchange, and as a result, there is no public market price to calculate the aggregate market value.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020 (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are not historical facts and are based on information currently available to our management. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” of this Form 10-K and the following:

●

risks associated with the COVID-19 global pandemic (“COVID-19”), including, among others, business disruption for our customers, customers’ ability to fulfill their financial obligations to the Company, our employees’ ability to conduct banking and other transactions, the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	the adequacy of our allowance for loan losses;
●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental and SBA loans);
●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	regulatory scrutiny related to our loan portfolio, including commercial real estate;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	our inability to identify and address potential conflicts of interest;
●	our ability to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	the development of an active, liquid market for the Series B preferred stock;
●	fluctuations in the market price of the Series B preferred stock;
●	our ability to raise additional capital, particularly during times of stress;
●	the soundness of other counterparty financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;

●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics, such as COVID-19;
●	the effects of terrorism and efforts to combat it;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	political instability and changes in tariffs and trade barriers;
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
●

changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

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

Our Company

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company headquartered in Dallas, Texas offering banking, trust, investment advisory, third-party administration and recordkeeping, securities brokerage, underwriting, and insurance services to high net worth individuals, small businesses and institutions across the United States. The Company was formed in late 2016 for the purpose of acquiring T Bancshares, Inc. (“T Bancshares”), and its wholly owned subsidiary, T Bank, National Association (the “Bank”). T Bancshares was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for the Bank. On May 13, 2019, we completed a merger with Tectonic Holdings, LLC (“Tectonic Holdings”), a company with whom we had common ownership (the “Tectonic Merger”). Through the Tectonic Merger, we acquired Tectonic Advisors, LLC (“Tectonic Advisors”) and Sanders Morris Harris LLC (“Sanders Morris”), as well as its subsidiary, HWG Insurance Agency LLC (“HWG”), which expanded our financial services to include investment advisory, securities brokerage, investment banking, and insurance services.

Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock. The computations of all common share and per common share amounts in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

As of December 31, 2020, we had, on a consolidated basis, $513.4 million in assets, $397.6 million in total loans held for investment, $14.9 million in loans held for sale, $348.0 million in deposits and $60.0 million in shareholders’ equity. Total loans outstanding at December 31, 2020 included $82.5 million of PPP loans. Net income for the year ended December 31, 2020 was $10.9 million.

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

o

Tectonic Advisors is a registered investment advisor providing investment advisory services to individuals, institutions (including affiliates) and families. It advises on portfolios of assets for an asset-based fee. As of December 31, 2020, Tectonic Advisors had approximately $2.3 billion in client assets under management (“AUM”) (which includes $1.5 billion of AUM held by the Bank as a fiduciary).

o

Sanders Morris is a registered broker-dealer with FINRA, and registered investment advisor with the Securities and Exchange Commission (the “SEC”). Through Sanders Morris, we serve clients on their investment portfolios as an advisor or broker (often with limited powers of attorney). We also execute trades for institutions and households, and provide investment banking services to corporate entities. As of December 31, 2020, Sanders Morris had approximately $606 million in client advisory assets under management, and client brokerage assets of $1.6 billion, bringing total client assets to $2.2 billion.

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

COVID-19 Pandemic Response

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the CARES Act, including the PPP administered by the SBA, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to the COVID-19 pandemic and its impact to its business, customers, employees, counterparties, vendors, and service providers. The COVID-19 pandemic and social distancing and similar mandates have necessitated certain actions related to the way the Company operates its business, including transitioning most of its workforce off-site or to work-from-home to help mitigate health risks. The Company is also carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions. While the Company has not experienced material adverse disruptions to its internal operations due to the pandemic, it continues to review evolving risks and developments.

Reference is made to the discussion of “Risks Related to the COVID-19 Pandemic” in Item 1A. Risk Factors and “Recent Developments Related to the COVID-19 Pandemic” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for information on the CARES Act and PPP and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on reserves, is contained in the relevant sections of this Supervision and Regulation discussion provided below.

Operating Segments

Our primary operating segments are Banking and Other Financial Services.

Banking

General. The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, single-family residential and commercial contractors and consumers. The Bank strives to generate an attractive risk-adjusted return on assets and capital by providing niche lending services and generating significant non-interest income through its trust services. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. The Bank also offers wealth management and trust services. These services are provided through a variety of delivery systems including automated teller machines, mobile banking and internet banking.

Lending Services. From its single location, the Bank operates three lending verticals where it has established expertise: SBA and U.S. Department of Agriculture (“USDA”), dental and other professionals and traditional community banking. We believe our lending products provide an important diversity of risk and opportunity, which differentiates us from most community banks our size.

SBA and USDA. The Bank originates and services commercial and real estate loans under programs guaranteed by the SBA and the USDA, and generally 75% to 80% of the principal balance of these loans is guaranteed by these agencies. The CARES Act increased the SBA 7(a) guaranty on 7(a) loans to 90% for loans originated from February 1, 2020 through September 30, 2021. These loans generally offer borrowers more flexible terms and conditions than available through conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally not more than 10 years and are fully amortizing. Loans secured by real estate as the principal collateral are generally 25 years or less and are also generally fully amortizing. Loans can be adjustable rate loans, but may also be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

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

Dental and Other Professionals. The Bank offers loans to the dental industry and other small- to medium sized businesses. The principal referral source of the dental loans is Cain Watters. The partners of Cain Watters are stockholders in the Company, and four partners serve on our board of directors. Cain Watters has been highly successful in providing a variety of consulting services to dentists and dental companies for over 30 years with a national client base. Cain Watters refers loans to a variety of lenders (including the Bank), who compete on price, terms and service. We view the dental lending vertical as highly competitive.

Traditional Community Banking. The Bank offers traditional lending services, including commercial and industrial, commercial real estate, construction and, on a very limited basis, consumer loans (each as further described below). The majority of these loans are to commercial enterprises in the Dallas, Texas area.

  Commercial and Industrial Loans. Loans for commercial purposes in various lines of businesses are a major component of the Bank’s loan portfolio. The targets in the commercial loan markets are retail establishments, professional service providers, in particular dentists, and small- to medium-sized businesses. See “—Dental and Other Professionals” above. Commercial lending generally involves greater credit risk than residential mortgage or consumer lending and involves risks that are different from those associated with commercial real estate lending. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income and their creditworthiness. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment. On some of these loans, the Bank takes a security interest in real estate as a prudent practice and measure and not as the principal collateral for the loan.

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

Lending Policy. The Bank’s delegations of authority, which are approved by its board of directors, provide for various levels of officer lending authority. The Bank has an independent third-party review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by its board of directors. Additionally, our board of directors has formed a directors’ loan committee with members named by board resolution to provide the following oversight:

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

Deposit Services. To fund its loan and securities portfolio, the Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. In addition, the Bank can access uninvested cash as deposits from customers of its trust department. As of December 31, 2020, the Bank deposits included the entire $23.9 million available from the funds of trust clients.

In addition, the Bank offers participant-directed retirement accounts in its trust line of business. The Bank offers its money market account insured by the Federal Deposit Insurance Corporation (“FDIC”) as an investment option for those retirement plans. We believe, based on management’s past experience, that up to 5% of retirement assets under participant direction are invested in FDIC insured accounts like those we offer.

In addition to traditional lobby services, the Bank offers robust e-banking services, via on-line and mobile devices, to both consumers and businesses. These services include remote check deposits, bill payment, electronic transfer of funds between financial institutions, person-to-person payments, positive pay, as well as traditional internet services such as balance inquiries and internal funds transfers. The Bank provides a courier and mobile banking concierge service throughout the Dallas MSA and offers its customers free usage of any automated teller machine in the world through its debit card. We are also in the early stages of implementing an on-line only option to open transaction, savings, and certificate deposits that will be marketed via the internet to attract consumer deposits.

As of December 31, 2020, the Bank had total deposits of approximately $354.6 million which includes $6.6 million of intercompany deposits of the parent company and other subsidiaries, for a net balance of $348.0 million. Time deposits of $250 thousand and over totaled $59.6 million as of December 31, 2020. The Bank had $40.0 million of brokered deposits through an Insured Cash Sweep One-Way Buy agreement as of December 31, 2020.

Borrowings. In addition to deposits, we utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”), borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), and long-term subordinated notes as supplementary funding sources to finance our operations. At December 31, 2020, the Company had no borrowings with the FHLB or the FRB under the lines of credit. At December 31, 2020, PPPLF borrowings under the PPPLF totaled $83.7 million, or 18.5% of total liabilities, and subordinated debt at T Bancshares, net of debt issuance costs, totaled $12.0 million, or 2.6% of total liabilities.

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

Trust Services. The Company provides trust services to individuals and defined contribution and benefit plans established by small businesses for their owners and employees. We have over 1,900 trust accounts in 48 states. The Bank has established common pooled funds to comingle our clients’ capital to invest in stocks, bonds, exchange-traded funds or other investments and thereby provide a smaller investor with broader diversification and access to professional investment advisors. The Bank has approximately $1.5 billion in market value of trust assets as of December 31, 2020.

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

Cain Watters has referred substantially all of the clients of the Bank’s Trust Division. Cain Watters specializes in providing financial planning, accounting, tax and advisory services to small businesses, principally dental practices. Cain Watters refers certain of its clients to the trust department to provide custodial and fiduciary services for their defined benefit and contribution plans and also their personal assets. Cain Watters is not obligated to make such referrals and refers its clients to other service providers that are competitive with the Bank. The Bank competes on the basis of service and investment performance. However, the Bank and Cain Watters are parties to an agreement which, among other provisions, obligates each party to preserve the other’s business relationship with their mutual clients. This agreement is effective through December 31, 2022, and automatically extends annually thereafter unless terminated by either party. The partners of Cain Watters own approximately 31.2% of the Company, and four partners of Cain Watters serve on the board of directors of the Company.

Third Party Administration. In January 2019, the Bank acquired substantially all of the assets and liabilities of The Nolan Company (“Nolan”), a TPA based in Overland Park, Kansas. Nolan operates as a department within the Bank doing business under the name of The Nolan Company. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for over 1,000 retirement plans. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Investment Advisory. Tectonic Advisors and Sanders Morris are registered investment advisors regulated by the SEC. They provide investment advisory and due diligence services to their respective clients for an asset-based or a performance-based fee.

Tectonic Advisors provides investment advice to the Bank in the management of its $1.5 billion of common pooled funds under a long-term agreement that has been in effect since 2006, the current form of which expires in December 2022, with automatic one-year renewals thereafter subject to a 180-day advance termination notice requirement at each anniversary date. Pursuant to this agreement, Tectonic Advisors provides investment advice, asset allocation advice and third party manager research for the construction of portfolios. Tectonic Advisors provides advice on nine common pooled funds, which are combined in various manners to develop different portfolios for investors (ranging from a conservative allocation to an aggressive allocation). Tectonic Advisors works with the Bank’s trust department, and its trust committee, in the management of these common pooled funds and portfolios and meets with the trust department and trust committee on a quarterly basis. In addition to services provided to the bank, Tectonic Advisors provides investment advisory research and due diligence services to Cain Watters under a continuing agreement.

In providing investment advisory services to individuals and families, Tectonic Advisors’ and Sanders Morris’ investment advisor representatives first determine the risk profile of the investor, which considers the age, investment time horizon, tolerance for risk and investment objectives. Once determined, the advisor makes a recommendation on asset allocation and populates each asset class (e.g., domestic equity, international equity, fixed income, etc.) among mutual funds, exchange traded funds, common stocks and/or bonds, and alternative investments to provide exposure to each such asset class. The asset allocation and investments populating each asset class are revisited periodically based on interaction with the client, his or her changing risk profile, investment performance, changing market conditions and/or other factors, as the advisor deems appropriate.

Brokerage. Through Sanders Morris, we purchase and sell stocks and other securities for high net worth clients, often on a limited discretionary basis, in consideration for brokerage commissions based on trading activity. In addition, we provide institutional trading and other services to money managers, institutions, individuals and family accounts. We also provide clients with access to private investments that are sourced by us in consideration for a placement fee or commission. Finally, we provide margin loans offered through our clearing firm (Pershing LLC) and periodically serve as a member of an underwriting or selling group member in public offerings, which we offer to our clients. As of December 31, 2020, Sanders Morris has approximately $3.2 million in net regulatory capital as defined by FINRA to support its broker-dealer activities.

Sanders Morris earns revenue by charging fees and trading commissions for managing the investment assets of clients. Fees and trading commissions are typically charged by trading activity and/or portfolio size. In addition, we also generate substantial revenue from a traditional, commission-based structure where we earn commissions on client purchase and sale transactions. Sanders Morris also serves as a placement agent on a “best efforts” basis of private placements of equity and fixed income securities. Sanders Morris participates in syndicates of public offerings, typically as a selling group member. Sanders Morris can also participate in public offerings as an underwriter, which means that Sanders Morris takes principal risk on the placement of the securities but earns a higher fee.

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

Insurance. Through our insurance agency, HWG, we focus on disability and life insurance as a broker. HWG is an insurance agency licensed under the Texas Department of Insurance. HWG generates its commissions through the sale of policies as a broker to clients and also receives renewal premiums from past policies sold (and which are renewing). HWG is currently generating most of its revenues from renewals, and continues to tailor its team to generate new business.

Competition

The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increases. The Bank competes in both lending and attracting funds with a wide range of financial institutions within our markets, including local, regional and national commercial banks, savings and loan associations, and credit unions. We also compete with consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based nonbank lenders, government agencies, third-party payment processors, financial technology companies and certain other non-financial institutions, which may offer more favorable financing alternatives than the Bank.

In addition, the investment services business (including brokerage, private placements, syndication, and other financial advice) is highly competitive. The principal competitive factors influencing our businesses are:

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

Our Market Area

We are based in Dallas, Texas, which is our largest market. The Bank’s principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties in North Texas. However, our business is also national in scope. Our national business includes: banking for small businesses (particularly dental practices), SBA and USDA loans and trust services.

Human Capital Resources

We had approximately 131 employees as of December 31, 2020. We believe our employee relations to be good and we have no collective bargaining agreements with any employees.

As part of our business philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs in order to attract and retain employees who serve our customers, including competitive compensation, paid time off, an employee retirement plan, bonus and other incentive compensation plans, and modern equipment and support.

The health and well-being of our employees is a priority for our business. Our full-time officers and employees are provided hospitalization and major medical insurance. We pay a substantial portion of the premiums for these coverages. We also provide other basic insurance coverages including dental, life, and long-term disability insurance.

The Company’s response to the COVID-19 pandemic is rooted in supporting its employees while focusing on the safety and security of employees, customers, and vendors. Beginning mid-March 2020, the majority of our employees worked remotely. The remainder of employees were in roles that required them to be on-site. The Company instituted social distancing signage and reconfigured spaces, and implemented various policies to limit the risk of exposure within its locations. In addition, personal protection equipment in the form of gloves, masks and hand sanitizer were routinely available to all of our employees.

Other Available Information

We file or furnish with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Section 13(a) or 15(d) of the Exchange Act. Electronic copies of our SEC filings are available to the public at the SEC’s website at https://www.sec.gov.  In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required by Section 13(a) or 15(d) of the Exchange Act are available through our website, www.t.financial, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The Company routinely posts important information for investors on its website, www.t.financial. The Company intends to use its website as a means of disclosing material non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company’s website, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

Our website and the information contained on or accessible through our website is not incorporated by reference into, and is not a part of, this Form 10-K.

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

Under the BHC Act, any company must obtain the approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the BHC Act, “control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise based on facts and circumstances even with ownership below 5.00% up to 24.99%. On September 30, 2020, the Federal Reserve’s final rule revising the Federal Reserve’s regulations related to determinations of whether a company has “control” over another company, including a bank holding company or a bank, for purposes of the BHC Act, became effective. The final rule created a tiered system of non-control presumptions based upon the percentage of any class of voting securities held by an acquirer and the presence of other indicia of control. The final rule’s four categories of tiered presumptions of non-control, based upon the percentage of ownership of any class of voting securities held by an acquirer, are (i) less than 5%, (ii) 5% to 9.99%, (iii) 10% to 14.99%, and (iv) 15% to 24.99%. By codifying the non-control presumptions, the final rule provides greater transparency with respect to the total level of equity, representative directors, management interlocks, limiting contractual provisions and business relationships that would be permissible to the Federal Reserve in order to avoid a determination of control. The Federal Reserve’s final rule applies to control determinations under the BHC Act, but does not apply to the Change in Bank Control Act, as amended (the “CIBCA”).

Change in Bank Control Act. The CIBCA and the related regulations of the Federal Reserve require any person or group of persons acting in concert (except for companies required to make application under the BHC Act), to file a written notice with the Federal Reserve before the person or group acquires control of the Company. The CIBCA provides that a person, which includes a natural person or entity, directly or indirectly, has “control” of a bank or bank holding company if it (i) owns, controls, or has the power to vote 25% or more of the voting securities of the bank or bank holding company, (ii) controls the election of directors, trustees, or general partners of the company, (iii) has a controlling influence over the management or policies of the company, or (iv) conditions in any manner the transfer of 25% or more of the voting securities of the company upon the transfer of 25 % or more of the outstanding shares of any class of voting securities of another company. Accordingly, the CIBCA requires that prior to the acquisition of any class of voting securities of a bank or bank holding company that prior notice to the Federal Reserve be provided, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold the power to vote 25% or more of any class of voting securities of the bank or bank holding company. A rebuttable presumption of control arises under the CIBCA where a person (or persons acting in concert) controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank (i) which is a reporting company under the Exchange Act, such as the Company, or (ii) such ownership interest is greater than the ownership interest held by any other person (or persons acting in concert).

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

Volcker Rule. Section 13 of the BHC Act, commonly known as the “Volcker Rule,” generally prohibits insured depository institutions and their affiliates (including their holding companies) from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. However, Section 203 of the EGRRCPA, exempts community banks from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion; and (ii) trading assets and liabilities of the community bank, and every entity that controls it, is equal to or less than 5% of its total consolidated assets. As the consolidated assets of the Company are less than $10 billion and the Company does not currently exceed the 5% threshold, this aspect of the Volcker Rule does not have any impact on the Company’s consolidated financial statements at this time.

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

Dividends, Distributions and Stock Redemptions. Dividends and distributions from our subsidiary companies are the Company’s principal source of cash revenues. The Company’s earnings and activities are affected by legislation, regulations, local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. Consistent with its policy that bank and financial holding companies should serve as a source of financial strength for their subsidiary banks, it is the policy of the Federal Reserve that bank holding companies should pay cash dividends on preferred and common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

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

In the event that the Board authorizes the payment of a dividend by the Company, any such dividend will be consistent with our capital needs, asset quality and overall financial condition (as a financial holding company). However, there can be no assurance that this will be the case in the future and, if it is found that our dividend is not consistent with our capital needs and/or asset quality or if our financial condition deteriorates, we may not be able to pay dividends on B preferred stock.

Bank holding companies must consult with the Federal Reserve before redeeming or repurchasing any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if (x) such redemption or repurchase could have a material effect on the level or composition of the organization’s capital base, or (y) as a result of such redemption or repurchase, there is a net reduction of the outstanding amount of common stock or preferred stock outstanding below the amounts outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of their net worth if they would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the Company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, consent to a merger or divest the troubled institution or other affiliates.

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

Deposit Insurance. The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor through the Deposit Insurance Fund (the “DIF”), and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act set the standard maximum deposit insurance amount as $250,000. The amount of FDIC assessments paid by each insured depository institution is based on the Bank’s total assets and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Under the Dodd-Frank Act, each institution’s assessment base is determined based on its average consolidated total assets less average tangible equity, and there is a scorecard method for calculating assessments that combines CAMELS (an acronym that refers to the five components of a bank’s condition that are addressed:  capital adequacy, asset quality, management, earnings, and liquidity) ratings and specified forward-looking financial measures to determine each institution’s risk to the DIF.

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

The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019, the FDIC began applying these credits to assessment invoices until such credits are exhausted, beginning with the September 30, 2019 assessment invoice. The Bank’s assessment credit totaled $61,000 of which $21,000 and $26,000, respectively, were used to zero out the September 30, 2019 and December 31, 2019 assessment invoices. As of December 31, 2019, $14,000 remained in available credits, and was applied to the March 31, 2020 assessment invoice. As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule.

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

Under the new capital regulations, the minimum capital level requirements are (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income, or AOCI, unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2020, the Bank exceeded all Basel III regulatory minimum capital requirements.

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

Community Bank Leverage Ratio. On September 17, 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “Community Bank Leverage Ratio,” or CBLR, framework. A qualifying community banking organization that elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% CBLR requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports.

However, Section 4012 of the CARES Act required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower CBLR effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls below the 8% CBLR requirement so long as the qualifying community banking organization maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for the calendar year 2021 and 9% thereafter. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank elected not to use the CBLR framework, but may make such an election in the future.

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

•

“adequately capitalized” if it has a total capital ratio of 8.0% or greater, a Tier 1 capital ratio of 6.0% or greater, a CET1 capital ratio of 4.5% or greater and a Tier 1 leverage ratio of 4.0% or greater;

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

As of December 31, 2020, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending.” As of December 31, 2020, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the recently published policy statement.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and are subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2020, the Bank qualified as “well capitalized” for purposes of the brokered deposit restrictions.

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

Anti-Money Laundering. Under federal law, including the Bank Secrecy Act (the “BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and as further amended by the National Defense Authorization Act for Fiscal Year 2021 (the “National Defense Authorization Act”), and implementing regulations, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering (“AML”) programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing training program; and testing of the program by an independent audit function. Financial institutions are restricted from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions.

On May 10, 2016, the Financial Crimes Enforcement Network (“FinCEN”) issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their BSA and anti-money laundering policies. The final rule adds a requirement that banks understand the nature and purpose of customer relationships and identify the “beneficial owner” (25% or more ownership interest) of legal entity customers. The formal implementation date was May 11, 2018. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

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

Community Reinvestment Act. The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record of meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is also required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent CRA assessment.

On December 12, 2019, the OCC and the FDIC issued a joint proposal to revamp how the agencies will assess banks’ performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank’s current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank’s presumptive CRA rating. The OCC adopted a final rule on May 20, 2020 that was generally consistent with the proposed rule. Members of Congress and community groups have expressed hostility to the new OCC rule, and have raised the possibility of repealing it through legislative action. The Company and the Bank will continue to monitor this new OCC rule.

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

Environmental Laws Potentially Impacting the Bank. We are subject to state and federal environmental laws and regulations. The Comprehensive Environmental Response, Compensation and Liability Act, (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan, which costs often substantially exceed the value of the property.

New Banking Reform Legislation. Other key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (ii) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (iii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

At this time, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not further amended, it is likely to continue to increase the Company’s cost of doing business, limit the Bank’s permissible activities, and affect the competitive balance within the industry and market.

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

Broker-Dealer Net Capital Rules. As a registered broker-dealer and member of FINRA, Sanders Morris is subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act. The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation. Further, a decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum capital requirements, could cause material adverse consequences for the broker-dealer. Sanders Morris conducts business on a national basis as an introducing firm, using a third-party firm for securities clearing and custody functions.

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

Regulation BI and Form CRS Relationship Summary (“Form CRS”). On June 5, 2019, the SEC adopted Regulation Best Interest (“Regulation BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS, which requires registered investment advisors (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Regulation BI, the SEC added new record-making and recordkeeping rules. The compliance date for Regulation BI and the related rules is June 30, 2020, and Sanders Morris and Tectonic Advisors met this requirement. Regulation BI imposes disclosure and policy and procedural obligations that could impact the compensation our wealth management line of business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA.

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

Regulatory Developments Relating to the CARES Act

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and its bank subsidiary. Set forth below is a brief overview of select provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its bank subsidiary.

Paycheck Protection Program (“PPP”). The CARES Act established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses during the COVID-19 pandemic. Our bank subsidiary has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the Consolidated Appropriations Act that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. We continue to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. Section 4013 of the CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles (“GAAP”) related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Such suspension may be made if: (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national COVID-19 emergency termination date, (ii) the applicable loan was not more than 30 days past due as of December 31, 2019, and (iii) the suspension applies to adverse impact on the credit of a borrower that is related to COVID-19. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency termination date. Additionally, on March 22, 2020, certain banking regulators and other agencies issued a statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”), which encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Consistent with the Interagency Statement and to support our customers, we have deferred loan payments for certain consumer and commercial customers. As of December 31, 2020, there were 11 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $4.3 million.

Temporary Regulatory Capital Relief related to Impact of Current Expected Credit Loss (“CECL”). Concurrent with enactment of the CARES Act, the federal bank regulatory agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banking organizations that implemented CECL during 2020 the option to delay for two years the estimated impact of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. We have not yet adopted CECL and this interim rule had no effect on us.

For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the ongoing COVID-19 pandemic, see the discussion below under Item 1A, “Risk Factors—Risks Related to the COVID-19 Pandemic,” of this Form 10-K.

Item1A.	Risk Factors.

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of, or that management currently deems immaterial, may also impair the Company’s business operations.  This Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.  Some statements in the following risk factors constitute forward-looking statements.  Please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Form 10-K.

Summary of Risk Factors

Below is a summary of the principal factors that we believe make an investment in our securities risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

Risks Related to the COVID-19 Pandemic:

●	We and our customers have been and may continue to be negatively and adversely impacted by COVID-19.
●	Changes in market interest rates or capital markets could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.
●	Our participation in the PPP may result in operational, credit or other shortfalls that may adversely affect our financial condition, results of operations, and future prospects.

Risks Related to Our Business:

●

If we are unable to sell additional services and products to existing clients or attract new clients in a manner that is cost-effective and assures client success, we will not be able to grow our business.

●	We are subject to consolidated capital ratio requirements and therefore have to hold additional capital.
●	Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.
●	We may not be able to maintain our deposit base or other funding sources.
●

We depend on wholesale funding sources, which causes our cost of funds to be higher and poses future funding risks if the Bank becomes less than “well capitalized”, which may require us to liquidate loans or impede our growth.

●	New lines of business or new products and services may subject us to additional risks.
●	Acquisitions may subject us to integration risks and other unknown risks.
●	Growth of our business could result in increased costs.
●	Significant revenues and profits are generated as a result of our relationship with Cain Watters, and a change in the relationship or decline in Cain Watters’ business could adversely affect us.
●

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

●

Our business is concentrated in, and dependent upon, the continued growth and welfare of our primary market, and adverse economic conditions in such market could negatively impact our operations and clients.

●	We have a loan concentration related to the acquisition and financing of dental practices.
●	We face specific risks associated with retention of unguaranteed portions of SBA loans.
●	The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.
●	We are subject to possible claims and litigation pertaining to fiduciary responsibility.
●	Changes in interest rates could reduce our net interest margins and net interest income.
●	We could suffer material credit losses.
●	Our levels of nonperforming assets could increase, which could adversely affect our results of operations and financial condition, and could result in losses in the future.
●	Our allowance for loan losses may not be sufficient to absorb actual losses.
●	Our legal lending limits may impair our ability to attract borrowers and ability to compete with larger financial institutions.
●	The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

●

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

●	The fair value of our investment securities can fluctuate due to factors outside of our control.
●

Fee revenue will represent a significant portion of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients and market declines.

●	The business operations of Sanders Morris may face limitations due to net capital requirements.
●

The wealth management, trust and brokerage business is highly competitive. If we are not able to compete successfully against current and future competitors, our business, financial condition, and results of operations will be adversely affected.

●	Underperformance by our investments may reduce the profitability of our wealth management and advisory business.
●	Our wealth management and brokerage business is subject to reputational risk.
●	Standard investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients.
●	We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.
●	We face strong competition from other insurance agencies, which may adversely affect our operations and financial condition.
●	We may incur significant losses due to ineffective risk management processes and strategies.
●	If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed.
●	Our estimates and assumptions in the preparation of our financial statements may not be accurate.
●	We may elect or be compelled to seek additional capital, but that capital may not be available, or it may be dilutive.
●	The soundness of other financial institutions could adversely affect us.
●	We face intense competition from larger banks and financial institutions that could hurt our business.
●	We may have fewer resources than many of our competitors to invest in technological improvements.
●	A third party systems failure could significantly disrupt our business, result in regulatory action against us, or limit our growth.
●

Fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

●	We rely on client and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.
●	The Company is subject to environmental risks associated with owning real estate or collateral.

Risks Related to Our Regulatory Environment:

●	We are subject to extensive government regulation and supervision, which could constrain our growth and profitability.
●	We are subject to stringent capital requirements that may limit our operations and potential growth.
●

Federal banking agencies periodically conduct examinations of our banking business and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

●	We are subject to numerous laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.
●	We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering laws.
●	Sanders Morris and Tectonic Advisors are subject to substantial regulation and failure to comply with applicable requirements will adversely affect our business.
●

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

●	We can be subject to legal and regulatory proceedings, investigations and inquiries related to conduct risk.

Risks Related to an Investment in the Series B Preferred Stock:

●	The Series B preferred stock is subordinate to our existing and future indebtedness, which could adversely impact our ability to pay dividends on the Series B preferred stock.
●	Additional issuances of preferred stock or securities convertible into preferred stock may dilute existing holders.
●	Dividends on the Series B preferred stock are discretionary and non-cumulative, and our future ability to pay dividends is subject to restrictions.

●	Uncertainty related to the London Interbank Offer Rate (“LIBOR”) and its replacement may adversely affect the value of the Series B preferred stock.
●	Dividends on the Series B preferred stock will vary beginning on May 15, 2024 and any dividends declared may be less than the initial fixed annual rate in effect prior to May 15, 2024.
●	The Series B preferred stock may be redeemed at our option, and you may not be able to reinvest the redemption price you receive in a similar security.
●	Investors should not expect us to redeem the Series B preferred stock on or anytime after the date it becomes redeemable.
●	Holders of the Series B preferred stock have limited voting rights.
●	A liquid market for the Series B preferred stock may not be sustained, which may impair your ability to sell your shares.
●	The market price of the Series B preferred stock may become subject to substantial fluctuations.
●	Securities analysts may not continue coverage on us.
●	The Series B preferred stock is not rated.
●	Our management and board of directors have significant control over our business.
●

We are a “controlled company” within the meaning of the rules of NASDAQ, and as such, we qualify for exemptions from certain corporate governance requirements. As a result, you may not have the same protections afforded to shareholders of companies that are subject to such requirements.

●	The interests of our controlling shareholders may not coincide with yours and with whose decisions you may disagree.
●

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

●	We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make the Series B preferred stock less attractive to investors.
●	An investment in the Series B preferred stock is not an insured deposit and is subject to risk of loss.

Risks Related to the COVID-19 Pandemic

We and our customers have been and may continue to be negatively and adversely impacted by the COVID-19 pandemic, which may have long-term impacts, including prolonged economic uncertainty, which could result in a decline in loan originations, declines in assets under management, loan defaults and corresponding losses and charges to capital.

We have experienced various impacts from COVID-19 on our business, and we believe that there will be prolonged and unknown effects, potentially including new variants of COVID-19 and unexpected issues in the long-term efficacy and availability of new vaccines, which have the potential to be significant, adverse and potentially very material. The resultant concerns on the part of the U.S. and global population have created significant uncertainty, reduced economic activity and contributed to ongoing volatility in the global stock markets. We may continue to experience significant disruption across our business due to these effects. In addition, our ability to pay dividends on the Series B preferred stock could be materially and negatively impacted.

A decline or sustained volatility in the value of assets under management in our advisory business due to the ongoing impact of COVID-19 would cause a decline in our advisory fees, since our fees are based on assets under management.  Further, since we have a fixed cost base that does not change, our profits from our advisory business would be impacted to an even greater extent.  Further, our broker-dealer activities are based, in part, on positive investor sentiment, which has been negatively impacted by COVID-19. Thus, our commissions, particularly those from private placements and public offerings, could continue to be stagnant.

Prolonged effects from the COVID-19 pandemic may impact businesses’ and consumers’ desire to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the travel, hotel, leisure, retail, convenience store, restaurant and entertainment industries (which require patrons to generate profits) and/or are located in areas that are slower to recover from the effects of the pandemic. A prolonged, slow, or uneven recovery would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations. Although our dental borrowers, which comprise over 21% of our portfolio net of the SBA PPP loans, have seen the lifting of the moratoriums on dental procedures, new variants or concerns with vaccine efficacy or issues with long-term vaccine supplies would be expected to impact their businesses, potentially reducing their revenues. Further, continued uncertainty could lead to patients being reticent to visit the dentist, and the costs of providing dental services has been affected by additional regulations related to deterring the future spread of COVID-19 and other potential viruses, which may have a long-term and negative impact on revenues and profitability.

We believe that the longer-term economic impact from COVID-19 could continue to have an adverse impact on our advisory, brokerage and banking businesses, as well as our other businesses, and could result in losses in our loan portfolio, all of which would adversely and potentially materially impact our earnings and capital.

Changes in market interest rates or capital markets, including volatility resulting from the COVID-19 pandemic, could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve and other government agency actions. Market interest rates have declined significantly over the past year. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

In addition, the continued effects of the COVID-19 pandemic have also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. This market volatility could result in a significant decline in our stock price and market capitalization, which could result in goodwill impairment charges.

The Bank’s participation in the SBA’s Paycheck Protection Program may result in operational, credit or other shortfalls that may adversely affect our financial condition, results of operations, and future prospects.

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program. During 2020, the Bank funded 922 loans under the PPP, representing an unpaid principal balance of $98.3 million. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the requirements and operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects.

Risks Related to Our Business

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

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as the FHLB, advances, access to the Federal Reserve discount window and the issuance of additional equity securities. If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to maintain our deposit base or other funding sources.

Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB. Our future growth will largely depend on our ability to maintain and grow our deposit base and our ability to retain our trust clients, who provide deposits. We may not be able to grow and maintain our deposit base. As of December 31, 2020, the Bank had a loan to deposit ratio, excluding PPP loans, of 89.7%. In the current environment of decreasing interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our trust clients, move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

We depend on wholesale funding sources, which causes our cost of funds to be higher when compared to other financial institutions and poses future funding risks if the Bank becomes less than “well capitalized” under the prompt corrective action framework, or PCA, which may require us to liquidate loans or impede our growth.

We use certain non-core, wholesale funding sources, including the FHLB advances and deposit listing services. As of December 31, 2020, our use of such wholesale funding sources, excluding the PPPLF, amounted to approximately $169 million, or 47.6% of total funding, excluding the PPPLF. Although we intend to increase our efforts to reduce our reliance on wholesale funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. We further expect to increase our core funding as we develop the capacity for consumers to open on-line digital accounts. The rates on these digital accounts can be highly competitive and may increase our cost of funds, which could have a material adverse effect on our net interest income margins.  Listing service deposit rates are very market sensitive. At times, the cost of these funds can exceed the cost of core deposits in our market area as well as digital deposits, which could have a material adverse effect on our net interest income margins. Wholesale funding is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity targets. Our maximum borrowing capacity from the FHLB is based on the amount of commercial loans and securities we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. Additionally, we are required to establish limits on certain types of deposits including brokered deposits and listing service deposits, as well as total wholesale funding sources. If we reach these limits, future asset growth may be reduced or halted. If we are unable to access any of these types of funding sources or if our costs related to them increase, our liquidity and ability to support demand for loans could be materially adversely affected. If we were not able to replace such wholesale funding, we may have to liquidate loans, which may be at losses that would have a material adverse effect on our capital, our business and your investment in the Company.

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

COVID-19 negatively impacted all of Cain Watters’ clients.  All of Cain Watters’ dental clients were directed by the American Dental Association and certain state dental associations to halt conducting dental procedures, unless an emergency, meaning that they generated minimal revenues during the moratorium.  Further, once the moratorium was lifted, some patients were reticent to return to the dentist, which could have a longer term and negative impact on the business, revenues and profitability of Cain Watters.

Although the immediate impacts of the COVID-19 pandemic have not to date resulted in a material negative impact to Cain Watters, we believe that any material adverse effect on the business of Cain Watters could have a material adverse effect on the Company. Cain Watters’ business is primarily focused on dental practices. To the extent that the dental industry is disrupted or dental practices are adversely impacted for whatever reason, The Company’s business may be adversely impacted as well.

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

In recent years, there has been a gradual improvement in the U.S. economy and the economies of the states in which we operate, as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties continue regarding the potential for a renegotiation of international trade agreements and the effect of the legislation enacted by the recent presidential administration, and the impact such actions and the policies of the administration of President Joseph Biden may have on economic and market conditions. In addition, COVID-19 and concerns regarding the extent to which it may continue to spread, including the currently discovered and potential future variants of COVID-19, have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as COVID-19 or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2020, our loan portfolio included $67.2 million of loans to the dental industry, representing approximately 13.0% of our total funded loans, and 16.4% of our total funded loans net of the SBA PPP loans of $82.5 million. These loans include practice acquisition loans, dental equipment loans, and dental facility loans. We had no charge-offs during 2020 and 2019 in our dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

The Bank has historically sold a considerable portion of the guaranteed portion of its SBA loans within a short period of time of originating such loans. Upon sale, the Bank retains the unguaranteed portion of such loans. As of December 31, 2020, the unguaranteed portion of our SBA loans totaled $52.2 million, representing 12.6% of our total loan portfolio (15.9% excluding PPP loans). Given that the SBA requires that the Bank only make loans to borrowers that do not have access to conventional bank financing, the unguaranteed portion of these loans carry greater risk than traditional loans. As the Bank’s loan portfolio of the unguaranteed portion of SBA loans grows, its risk of loss due to defaults also grows. The Bank has a reserve for such unguaranteed portion of SBA loans. To the extent that this reserve is not adequate to cover losses, the Bank will suffer losses to its capital base and such losses could be material.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

We offer traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2020, the Bank had approximately $1.5 billion in trust assets. The level of assets under management is significantly impacted by the market value of the assets. To date, virtually all of the growth in our assets under management relates to one registered investment advisor, Cain Watters, who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

As of December 31, 2020, our nonperforming loans (which consist of non-accrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms) totaled $1.8 million, of which $1.1 million is guaranteed by the SBA as to principal. We had no other real estate owned at December 31, 2020. However, our nonperforming assets may continue to remain at low levels or we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value and estimate disposition costs, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. Further, since many of our loans are located outside of our primary market area, collecting delinquent loans would be more difficult for our staff relative to our competitors. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as returns on assets and equity.

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

Our per client lending limit at December 31, 2020 was approximately $7.5 million. Accordingly, the size of loans which we can offer to potential clients is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining clients seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (“CRE 1 Concentration”); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”), and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2020, our CRE 1 Concentration level was 26.2% and our CRE 2 Concentration level was 132.9%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

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

As of December 31, 2020, the fair value of our investment securities portfolio was $25.7 million. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the FHLB, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto, or Other Securities. Other Securities include, among other things, securities issued pursuant to Property Assessed Clean Energy (“PACE”) programs. These programs are created by state and local municipalities to finance energy efficiency upgrades or renewable energy installations for residential, commercial and industrial property owners. Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

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

Fee revenue represents a significant portion of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients and market declines.

As a result of the merger, a significant portion of our revenue is the result of fee-based services related to investment advisory, trust services, insurance and brokerage activities. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2020, consolidated non-interest income represented approximately 68.3% of our consolidated gross revenue (which is net interest income plus non-interest income). The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, market declines (which reduce asset values), the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

In addition, our combined clients include private investors, defined benefit and contribution plans, institutional investors, such as mutual funds, collective investment funds, hedge funds and other investment pools, and investment managers. Economic, market or other factors that reduce the level or rates of savings in or with those institutions, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue or have a material adverse effect on our consolidated results of operations. These clients also, by their nature, are often able to exert pricing pressure, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management business lines.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and other rules that govern public companies, including making annual assessments of the effectiveness of our internal control over financial reporting. In addition, when we cease to be an emerging growth company, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment. In particular, we may not be able to maintain effective internal control over segment reporting, which we have implemented as a result of the merger. Any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets, cause the price of the Series B preferred stock to decline and subject us to regulatory penalties and litigation.

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

We may elect or be compelled to seek additional capital, but that capital may not be available, or it may be dilutive.

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

We have clients across the United States, but concentrations in California (subject to earthquakes and wildfires), Florida (hurricanes) and Texas (hurricanes, tornadoes and flooding). The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

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

The BSA, as amended by the USA PATRIOT Act, and as further amended by the National Defense Authorization Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service (the “IRS”). There is also increased scrutiny of compliance with the sanctions rules enforced by OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which could negatively impact our business, financial condition and results of operations. Although we have not been subject to fines or other penalties, or suffered business or reputational harm, as a result of money laundering activities, failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2020, our total liabilities were approximately $453.4 million, and we may incur additional indebtedness in the future to increase our capital resources or fund strategic acquisitions or other business efforts. Additionally, if our capital ratios or the capital ratios of the Bank fall below minimum ratios required by the Federal Reserve, we or the Bank could be required to raise additional capital by making additional offerings of debt securities, including senior or subordinated notes, or other applicable securities that could rank senior to the Series B preferred stock. The Series B preferred stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights referred to below. In addition, dividends on the Series B preferred stock are payable only when, as, and if declared by our board of directors out of assets legally available therefor. In the event of our liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid. Accordingly, our existing and future indebtedness may restrict the payment of dividends on the Series B preferred stock. Further, if we are unable to or do not pay dividends on the Series B preferred stock, the market price of the Series B preferred stock may decline.

The Series B preferred stock may be junior in rights and preferences to our future preferred stock.

The Series B preferred stock may rank junior to preferred stock issued in the future that by its terms is expressly senior in rights and preferences to the Series B preferred stock, although the affirmative vote or consent of the holders of at least 66 2∕3% of all outstanding shares of the Series B preferred stock is required to authorize or issue any shares of stock senior in rights and preferences to the Series B preferred stock. The terms of any future preferred stock expressly senior to the Series B preferred stock may restrict dividend payments on the Series B preferred stock.

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

Although the affirmative vote or consent of the holders of at least 66 2∕3% of all outstanding shares of the Series B preferred stock is required to authorize or issue any shares of capital stock senior in rights and preferences to the Series B preferred stock, if we issue preferred stock in the future with voting rights that dilute the voting power of the Series B preferred stock, the rights of holders of the Series B preferred stock or the market price of the Series B preferred stock could be adversely affected. The market price of the Series B preferred stock could decline as a result of these other offerings, as well as other sales of a large block of Series B preferred stock or similar securities in the market thereafter, or the perception that such sales could occur. Holders of the Series B preferred stock are not entitled to preemptive rights or other protections against dilution.

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

The Bank and Sanders Morris are subject to capital ratios. In addition, the Company is subject to consolidated capital ratios, which take into account its underlying subsidiaries’ capital position and the capital position of the Company. To the extent that Sanders Morris and/or the Bank suffer losses (including, without limitation, loan losses at the Bank), they may fail to meet their minimum capital requirements necessary for them to pay dividends to the Company, which would impact the Company’s ability to pay dividends on the preferred stock. In addition, to the extent that the Company and/or its underlying subsidiaries (including the Bank) suffer losses that cause the Company to be less than “well capitalized”, then the Company, even if it has cash available to it, would not be permitted to pay dividends on the preferred stock without regulatory approval, which may not be granted. Accordingly, any losses suffered by the Company or any of its subsidiaries, particularly loan losses at the Bank, might have a material adverse effect on the Company, including on the ability of the Company to pay dividends on the preferred stock.

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

Securities analysts may not continue coverage on us, or may publish an unfavorable report.

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

As of March 29, 2021, our directors, executive officers and affiliates (including partners of Cain Watters) beneficially owned an aggregate of 5,162,229 shares, or approximately 77.29% of our outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

Banking laws also impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the CIBCA. These laws could delay or prevent an acquisition.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our main office is located in a two-story, approximately 33,000 square foot commercial office building located at 16200 Dallas Parkway, Dallas, Texas 75248, which is owned by the Bank. The Bank occupies approximately 33% of the building and leases out the remainder to other tenants.

We also lease space at: (a) 600 Travis, Houston, Texas 77002, comprising 14,402 square feet (expires in October 2022) for offices of Sanders Morris, Tectonic Advisors and HWG, (b) 6900 N. Dallas Parkway, Plano, Texas 75024, comprising 2,646 square feet (expires in December 2022) for offices of Tectonic Advisors and HWG, (c) 5950 Sherry Lane, Suite 470, Dallas, Texas 75225, comprising 2,508 square feet, which lease expires in February 2024 for Sanders Morris’s Dallas branch, and (d) 8900 Indian Creek Parkway, Overland Park, Kansas 66210, comprising 6,827 square feet, which lease expires in February 2022 for offices of the Bank’s Nolan division. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

Item 4.	Mine Safety Disclosures..

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Our Series B preferred stock is quoted on the NASDAQ Global Market under the symbol “TECTP”.

Holders of Record

As of March 29, 2021, we had 85 holders of record of our common stock.

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

It is the policy of our Board of Directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividends will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our Board of Directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under Item 1 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2020, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	400,000	$2.55	350,000

Item 6.	Selected Financial Data.

Item 6 has been omitted because it is no longer required as a result of recent amendments to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Recent Developments Related to the COVID-19 Pandemic

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Efforts to limit the spread of COVID-19 have included shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the COVID-19 pandemic, the emergence of variants of the COVID-19 virus and the effectiveness of available vaccines against the variants, as well as governmental, regulatory and private sector responses to the COVID-19 pandemic, and the associated impacts on the economy, financial markets and our customers, employees, vendors and service providers.

Throughout 2020 and in response to the COVID-19 pandemic, we continued to adjust our business practices, including restricting employee travel, encouraging employees to work from home where possible, continuing drive-thru only service at our bank location with specific needs facilitated by appointment, and implementing social distancing guidelines within our offices. Many of these measures remain in place due to the continued prevalence of the virus.

The most notable financial impact to the Company’s results of operations is the building of the allowance for loan losses, primarily as a result of continued deterioration in macroeconomic variables such as unemployment, which are incorporated into our economic forecasts utilized to calculate our allowance for loan losses. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses. In addition, the Company experienced a significant decrease in brokerage revenue within non-interest income due to a decrease in private placement and syndicated offerings, discussed further with the section captioned “Non Interest Income” included elsewhere in this discussion. In addition to these effects on the Company’s results of operations, the unprecedented uncertainty, volatility and disruption in financial markets resulting from the spread of COVID-19 continues to have the potential to affect the value of our assets under management, which could materially affect our investment advisory income, also included within non-interest income.

In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% on March 15, 2020. This action followed a prior reduction of the targeted federal funds rate to a range of 1.0% to 1.25% on March 3, 2020.

On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the PPP, a program administered by the SBA, designed to aid small- and medium-sized businesses, sole proprietors and other self-employed persons for payroll and certain other permitted expenses, through federally guaranteed loans distributed through banks. During 2020, as an SBA Preferred Lender, we originated 922 PPP loans totaling $98.3 million to both existing and new customers. As of December 31, 2020, the outstanding PPP loan balances were $82.5 million.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act (“Coronavirus Relief Act”) was signed into law. It contains significant additional relief programs, including the authorization of new PPP funding and extended the authority of lenders to make PPP loans through March 31, 2021. Under the revised terms of the PPP, loans may be made to first time borrowers as well as certain businesses that previously received a PPP loan and experienced a significant reduction in revenue. The Company is participating in the new round of the PPP by offering first and second draw loans. As of March 23, 2021, under the new round of PPP, we had received approximately 703 applications amounting to approximately $70.5 million with 628 applications approved and funded totaling $62.4 million. We believe that we will be just as effective in this round as the first round in assisting the small businesses in our markets that continue to be impacted by the pandemic, though we expect to make fewer PPP loans given the smaller scale and reach of the new round of the PPP.

We are also currently participating in the Federal Reserve’s PPPLF which, through December 31, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amount outstanding at December 31, 2020, was $83.7 million and is non-recourse and secured by the amount of the PPP loans we originate. The maturity date of a borrowing under the PPPLF is equal the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35% and there are no fees to us.

Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP and, if applicable, the PPPLF. Specifically, all PPP loans have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included.

As a result of the COVID-19 pandemic, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers. This program allowed for a deferral of principal and/or interest payments for 90 days, which may have been extended for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. For borrowers requiring a longer-term modification following the short-term loan modification program, we worked with eligible borrowers to modify such loans under Section 4013 of the CARES Act. The outstanding balance at December 31, 2020 of loans which have received such modifications was approximately $4.3 million.

We believe our response to the pandemic has allowed and continues to allow us to appropriately support our associates and clients and their communities. The COVID-19 pandemic contributed to an increased provision for credit losses and a decrease in brokerage income in 2020, and an extended duration of economic disruption resulting from the virus could lead to increased net charge-offs and continued elevated levels of provisioning expense, as well as further decreases in brokerage income and potentially decrease investment advisory income. We continue to monitor the impact of the COVID-19 pandemic, the broad distribution, administration, efficacy and public acceptance of COVID-19 vaccines, the effects of the CARES Act and Coronavirus Relief Act and the prospects for additional fiscal stimulus programs closely; however, the extent to which each will impact our operations and financial results in 2021 remains uncertain, particularly given the speed and unpredictable nature with which the pandemic is developing and evolving.

Company Overview

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, recordkeeping and insurance to individuals, small businesses and institutions in all 50 states.

In January 2019, the Bank acquired Nolan, a TPA based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for approximately 1,000 retirement plans, which represents an increase of over 100 plans over the prior year. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to consolidated financial statements included in the Form 10-K for more information.

On May 13, 2019, we completed a merger with Tectonic Holdings, through which we expanded our financial services to include investment advisory, securities brokerage and insurance services. Pursuant to the merger agreement, as amended and restated, dated March 28, 2019, by and between the Company and Tectonic Holdings, Tectonic Holdings merged with and into the Company, with the Company as the surviving institution. Immediately after the completion of the Tectonic Merger, the Company completed a 1-for-2 reverse stock split with respect to the outstanding shares of its common stock. The computations of all share and per share amounts in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

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

Estimation of the allowance for loan losses

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in the section captioned “Risk Factors” of this Form 10-K. Based on an analysis performed by management at December 31, 2020, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly. See additional discussion of the allowance for loan losses in Note 1 to our Consolidated Financial Statements.

Performance Summary

Net income available to common shareholders totaled $9.4 million, or $1.42 per diluted common share for the year ended December 31, 2020, compared to $6.5 million, or $0.98 per diluted common share for the year ended December 31, 2019, an increase of $2.9 million or 44.6%. The increase in net income available to common shareholders for the year ended December 31, 2020 was the result of a $3.6 million increase in net interest income and a $3.8 million increase in non-interest income, offset by a $3.1 million increase in non-interest expense, a $154,000 increase in the provision for loan losses, a $1.1 million increase in income tax expense and a $131,000 increase in preferred stock dividends paid.

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, this Form 10-K contains financial information determined by methods other than in accordance with GAAP, which includes return on average tangible common equity. We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity. We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, measures and ratios prepared in accordance with GAAP.

For the year ended December 31, 2020, annual return on average assets was 2.31%, compared to 2.33% for the prior year, and annual return on average tangible common equity was 37.68%, compared to 34.80% for the prior year. The lower return on average assets for the year ended December 31, 2020 was due to higher average assets related primarily to an increase in SBA loans, including PPP loans. The higher return on average tangible common equity for the year ended December 31, 2020 was due to increases in income, primarily from increases in net interest income related to increases in SBA loans, including PPP loans, and non-interest income, partially offset by increases in non-interest expense.

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(Dollars in thousands)	As of and for the Year Ended December 31, 2020	As of and for the Year Ended December 31, 2019
Income available to common shareholders	$9,373	$6,458

Average shareholders’ equity	$53,938	$45,554
Less: average goodwill	10,729	10,771
Less: average core deposit intangible	1,086	1,286
Less: average preferred stock	17,250	14,942
Average tangible common equity	24,873	18,555
Return on average tangible common equity	37.68%	34.80%

Total assets grew by $148.3 million, or 40.6%, to $513.4 million as of December 31, 2020, from $365.1 million as of December 31, 2019. This increase was primarily due to an increase in SBA loans, including PPP loans of $82.5 million, and $24.8 million increase in interest-bearing deposits. Our loans held for investment, net of allowance for loan losses increased $107.9 million, or 37.2%, to $397.6 million as of December 31, 2020, from $289.7 million as of December 31, 2019. Substantially all loans, with the exception of PPP loans, are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $9.5 million, or 18.9%, to $60.0 million as of December 31, 2020, from $50.5 million as of December 31, 2019. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. The Federal Reserve lowered the target range for federal funds rate three times during 2019 and two times in 2020. During 2019, the effective federal funds rate decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50% to 1.75%. During 2020, the effective federal funds rate decreased 150 basis points during March 2020 (50 basis points on March 3, 2020 and 100 basis points on March 15, 2020) to zero to 0.25%, where it remained through December 31, 2020.

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

	2020 vs 2019
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(242)	$75	$(167)
Securities	(31)	92	61
Loans, net of unearned discount (1)	(2,608)	5,339	2,731
Total earning assets	(2,881)	5,506	2,625

Savings and interest-bearing demand	(6)	7	1
Money market deposit accounts	(556)	220	(336)
Time deposits	(1,127)	663	(464)
FHLB and other borrowings	(210)	125	(85)
Subordinated notes	(48)	(1)	(49)
Total interest-bearing liabilities	(1,947)	1,014	(933)

Changes in net interest income	$(934)	$4,492	$3,558

(1)	Average loans include non-accrual.

Net interest income increased $3.6 million, or 29.5%, to $15.6 million for year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. Net interest margin decreased 40 basis points from 3.90 % for the year ended December 31, 2019, to 3.50% for the year ended December 31, 2020, due primarily to the decrease in average yields on loans and interest-bearing deposits and federal funds sold, partially offset by the decrease in average rates paid on interest-bearing deposits and borrowed funds.

The average volume of interest-earning assets increased $137.7 million, or 44.6%, for 2020 compared to 2019. The average volume of loans increased $101.1 million, or 36.7%, from $275.0 million for the year ended December 31, 2019, to $376.1 million for the year ended December 31, 2020. PPP loans account for $63.9 million of the average volume increase. In April 2020, we began originating loans bearing a 1.00% interest rate to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act, which also had an impact on liquidity, resulting in an increase of $34.0 million in average interest-bearing deposits for the year ended December 31, 2020, compared to the year ended December 31, 2019. The average yield on loans decreased 96 basis points from 6.26% for the year ended December 31, 2019 to 5.30% for the year ended December 31, 2020. The yield on loans was negatively impacted by the aforementioned decrease in market interest rates. During 2020, the recognition of net deferred PPP loan fees totaling $1.8 million was included as a yield adjustment, and this amount was included in loan interest income. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 3.82% during 2020, negatively impacting the average yield on loans. As of December 31, 2020, we expect to recognize additional PPP loan related deferred fees (net of deferred origination costs) totaling approximately $1.6 million as a yield adjustment over the remaining terms of these loans, most of which is expected to be recognized in 2021. For the year ended December 31, 2020, net discount accretion for acquired loans resulted in additional income of $621,000, compared to $458,000 for the year ended December 31, 2019. The average yield on interest-bearing deposits decreased 195 basis points from 2.17% for the year ended December 31, 2019 to 0.22% for the year ended December 31, 2020.

The average volume of interest-bearing liabilities increased $112.3 million, or 45.0%, for 2020 compared to 2019. The average volume of interest-bearing deposits increased $80.3 million, or 35.5%, to $306.7 million for the year ended December 31, 2020, compared to $226.4 million for the year ended December 31, 2019, while non-interest bearing deposits increased $15.4 million in 2020 compared to 2019. The average interest rate paid on interest-bearing deposits decreased 84 basis points from 2.22% for the year ended December 31, 2019 to 1.38% for the year ended December 31, 2020. The average cost of deposits during the year ended December 31, 2020 was impacted by decreases in interest rates paid on money market and time deposits as a result of the aforementioned decrease in market interest rates. The average volume of FHLB and other borrowings increased $32.0 million, or 279.2%, from $11.4 million for the year ended December 31, 2019, to $43.4 million for the year ended December 31, 2020, as funding from the PPPLF program, at an interest rate of 0.35%, was used to fund the PPP loans. The average cost of FHLB and other borrowings decreased 227 basis points from 2.66% for the year ended December 31, 2019 to 0.39% for the year ended December 31, 2020.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020			2019
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$46,395	$103	0.22%	$12,434	$270	2.17%
Securities	23,868	839	3.52	21,221	778	3.67
Loans, net of unearned discount (1)	376,088	19,936	5.30	275,025	17,205	6.26
Total earning assets	446,351	20,878	4.68	308,680	18,253	5.91
Cash and other assets	29,395			29,890
Allowance for loan losses	(2,285)			(1,089)
Total assets	$473,461			$337,481
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$9,977	31	0.31%	$7,740	30	0.39%
Money market deposit accounts	96,582	505	0.52	54,609	841	1.54
Time deposits	200,159	3,687	1.84	164,007	4,151	2.53
Total interest-bearing deposits	306,718	4,223	1.38	226,356	5,022	2.22
FHLB and other borrowings	43,411	171	0.39	11,449	305	2.66
Subordinated notes	12,000	875	7.29	12,000	875	7.29
Total interest-bearing liabilities	362,129	5,269	1.46	249,805	6,202	2.48
Non-interest-bearing deposits	51,168			35,786
Other liabilities	6,226			6,336
Total liabilities	419,523			291,927
Shareholders’ equity	53,938			45,554
Total liabilities and shareholders’ equity	$473,461			$337,481

Net interest income		$15,609			$12,051
Net interest spread			3.22%			3.43%
Net interest margin			3.50%			3.90%

(1) Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the years ended December 31, 2020 and 2019, we recorded a provision for loan losses totaling $1.7 million and $1.6 million, respectively. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Trust income	$5,118	$5,073
Gain on sale of loans	722	427
Advisory income	14,054	9,869
Brokerage income	7,589	9,592
Service fees and other income	5,832	4,507
Rental income	319	336
Total	$33,634	$29,804

Total non-interest income for the year ended December 31, 2020 increased $3.8 million, or 12.9%, as compared to the year ended December 31, 2019. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the year ended December 31, 2020 increased $45,000, or 0.9%, compared to the year ended December 31, 2019. The fee income increased between the two years due to an increase in the average market value of the trust assets over the year ended December 31, 2020.

Gain on sale of loans. Gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. Gain on sale of loans increased $295,000, or 69.1%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. A strategic decision on the part of management was made during 2017 to retain more of the guaranteed portion of SBA 7(a) and USDA loans originated to increase interest income over time. This decision meant that the guaranteed portion of fewer SBA and USDA loans were sold after such date, declining to $183,000 for the year ended December 31, 2018. During the fourth quarter 2019, sales of loans resumed, resulting in $427,000 of gain on sale of loans for the year ended December 31, 2019, and sales of loans increased further during the year ended December 31, 2020, to $722,000.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. In addition to fees based on a percentage of underlying assets, payments under certain advisory agreements at Sanders Morris are based on the performance of the respective account, measured as a percentage of the increase achieved in the asset values in the respective account. Performance based fees, though the agreements may remain in place from year to year, are far less predictable, given the uncertainty of the ability to achieve an increase of the same level as in prior periods, or at all. For the year ended December 31, 2020, advisory income increased $4.2 million, or 42.4%, compared to the year ended December 31, 2019. This increase was primarily due to an increase in performance based advisory fees at Sanders Morris, combined with an increase in the market value of the assets on which Tectonic Advisors earned advisory fees, during the year ended December 31, 2020.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues in this context include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, cash held in brokerage accounts which funds margin lending, and on private placement and syndication activity during the period. Brokerage income for the year ended December 31, 2020 decreased $2.0 million, or 20.9%, compared to the year ended December 31, 2019. This decrease is primarily due to sharp decreases in private placement and syndicated offering activity due to market instability and the difficulties associated with performing due diligence during the COVID-19 pandemic, and decreases in activity in certain segments of traditional brokerage activity.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of December 31, 2020 and 2019, and the inflows and outflows and market appreciation/(depreciation) during the years then ended. Our brokerage and advisory assets experienced an increase of approximately $479 million, or 11.8%, and $732 million, or 22.1%, during the years ended December 31, 2019 and 2020, respectively, related to positive net flows and market appreciation.

(In thousands)	Tectonic Advisors	Sanders Morris	Total
As of January 1, 2019	$1,736,637	$1,576,214	$3,312,851
Client inflows	608,578	634,315	1,242,893
Client outflows	(511,970)	(502,303)	(1,014,273)
Net flows	96,608	132,012	228,620
Market appreciation	224,325	279,422	503,747
As of December 31, 2019	2,057,570	1,987,648	4,045,218
Client inflows	491,411	951,841	1,443,252
Client outflows	(430,773)	(866,166)	(1,296,939)
Net flows	60,638	85,675	146,313
Market appreciation	215,829	117,016	332,845
As of December 31, 2020	$2,334,037	$2,190,339	$4,524,376

Service fees and other income. Service fees includes fees for deposit-related services, and third party administrative fees related to the acquisition of Nolan. Service fees and other income for the year ended December 31, 2020 increased $1.3 million, or 29.4%, compared to the year ended December 31, 2019, which was primarily due to an increase in the administrative fees recorded for services provided by Nolan of $800,000, an increase in net loan servicing fees of $267,000 primarily due to reversal of the servicing asset valuation allowance, an increase in other income of approximately $124,000 related to a non-recurring extinguishment of a retirement liability during the second quarter of 2020, and bad debt expense recognized during the second quarter of 2019 of approximately $51,000, as well as immaterial fluctuations in other income and gains and losses on marketable securities at Sanders Morris.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the year ended December 31, 2020 decreased $17,000, or 5.1%, compared to the year ended December 31, 2019 due to the granting of rent abatements related to the COVID-19 pandemic and one tenant’s lease reaching the end of its term and subsequent nonrenewal during the second quarter of 2020.

Non-Interest Expense

The components of non-interest expense were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Salaries and employee benefits	$22,144	$18,488
Occupancy and equipment	2,339	2,684
Trust expenses	1,994	2,004
Brokerage and advisory direct costs	2,048	1,765
Professional fees	1,345	1,701
Data processing	856	981
Other expense	2,886	2,896
Total	$33,612	$30,519

Total non-interest expense for the year ended December 31, 2020 increased $3.1 million, or 10.1%, compared to the year ended December 31, 2019. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $3.6 million, or 19.8%, from $18.5 million for the year ended December 31, 2019 to $22.1 million for the year ended December 31, 2020. In our other financial services segment, commissions paid at Sanders Morris during the fourth quarter related to the sharp increase in performance-based advisory fees,  discussed above under advisory income within non-interest income, accounted for $2.7 million of this increase, offset by decreases in commissions, including those for traditional brokerage activity, of approximately $150,000. Salaries at the Bank’s Nolan division increased $570,000 related to staff increases to accommodate the increase in the number of plans administered and merit increases, and salaries at Tectonic Advisors increased $180,000 related to merit increases and the conversion of a part-time employee to full-time. These increases were offset by a decrease in salaries in our trust group within our other financial services segment of $50,000.  Salaries in our banking division increased $124,000, and stock-based compensation recognized at our parent company increased $43,000. Insurance related benefits overall increased approximately $110,000.  The remaining increase is made up of increases in workers’ compensation coverage and pension administration fees for our qualified plans.

Occupancy and equipment expense. Occupancy and equipment expense includes building, furniture, fixtures and equipment depreciation and maintenance costs. Occupancy and equipment expense decreased $345,000, or 12.9%, from $2.7 million for the year ended December 31, 2019 to $2.3 million for the year ended December 31, 2020. The decrease is primarily due to a group of fixed assets and software costs reaching full depreciation/amortization early in the second quarter 2020, which decreased depreciation by $325,000, and a decrease in costs at our Bank facilities of $40,000, as well as immaterial decreases in rent, parking expense, property taxes, and repairs. These decreases were offset by an increase in utilities and telephone expense of $47,000.

Trust expenses. Trust expenses include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses decreased by $10,000 for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Brokerage and advisory direct costs. Brokerage and advisory direct costs increased $283,000, or 16.0%, from $1.8 million for the year ended December 31, 2019 to $2.0 million for the year ended December 31, 2020, related to an increase in clearing firm and other service fees of $162,000, which includes fees charged on advisory income as well as brokerage income, and an increase of $183,000 in exchange clearing fees related to certain activities undertaken where fees tend to be higher. These increases were offset by a decrease in referral fees of $24,000 and a decrease in information services related to discontinuance of certain information services of $38,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, decreased $356,000, or 20.9%, from $1.7 million for the year ended December 31, 2019 to $1.3 million for the year ended December 31, 2020. The decreases included a decrease in legal fees of $260,000, which was made up of a decrease of $165,000 in our other financial services segment, $91,000 in our banking segment, and $4,000 in our HoldCo segment. These decreases were primarily related to costs incurred in 2019 related to legal and regulatory matters at Sanders Morris and legal review of our initial public filings in 2019. Audit and tax consulting expense decreased $117,000, due primarily to fees for review of our public filings in 2019. Professional fees expense increased $22,000, related to an increase of $150,000 in consulting expense related to the participant directed retirement plan platform for trust clients, a portion of which was related to expense incurred to compensate for a terminated employee, which was partially offset by a decrease in professional fees of $75,000 at Sanders Morris related to employee recruitment fees of $45,000 and initial work on external review of our cybersecurity measures in late, and a decrease in professional fees in our banking segment of $104,000.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense decreased $125,000, or 12.7% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was due to decreases in data processing expense at the Bank’s trust department of $53,000, and at Sanders Morris and Tectonic Advisors of $38,000, offset by a $4,000 increase at the Nolan division, and a decrease in data processing in our banking segment of $36,000, and of $2,000 at our HoldCo segment.

Other expense. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, and regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expense decreased $10,000, or 0.3%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease includes decreases in travel, meals and entertainment expense of $290,000 related to the general decrease in travel and in-person events related to the Covid-19 pandemic and the downturn in private and syndicated offerings, $300,000 for a settlement fee related to a client matter at Sanders Morris incurred during the third quarter of 2019, and $117,000 in management fees to third parties, among other things. These decreases were partly offset by increases related to our status as a public filing entity, including $95,000 in our directors’ and officers’ insurance, $17,000 in our professional liability coverage, $34,000 in our directors’ fees related to our board being in place for the full year 2020, $50,000 in filing fees, and $36,000 in compliance costs. Other increases include $150,000 in FDIC insurance premiums, $80,000 in operating losses, $56,000 in employee recruitment primarily related to an increase in staffing in the bank’s SBA group, $79,000 in computer services and software licenses, $46,000 in gifts and donations, and $34,000 in public relations and marketing, among other things.

Income Taxes

The income tax expense for the years ended December 31, 2020 and 2019 was $3.0 million and $1.9 million, respectively. The effective income tax rate was 21.5% and 19.4% for the years ended December 31, 2020 and 2019, respectively. The effective income tax rate for the year ended December 31, 2019 differed from the U.S. statutory rate of 21% primarily due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

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

The following table presents key metrics related to our segments:

	Year Ended December 31, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$17,976	$32,120	$(853)	$49,243
Net income (loss) before taxes	$8,032	$7,808	$(1,918)	$13,922

	Year Ended December 31, 2019
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$13,829	$28,924	$(898)	$41,855
Net income (loss) before taxes	$4,153	$7,390	$(1,762)	$9,781

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the year ended December 31, 2020 increased $3.9 million, or 93.4%, compared to the year ended December 31, 2019. The increase was primarily the result of a $3.5 million increase in net interest income and a $632,000 increase in non-interest income, partly offset by a $154,000 increase in the provision for loan losses and a $114,000 increase in non-interest expense.

Net interest income for the year ended December 31, 2020 increased $3.5 million, or 27.1%, compared to the year ended December 31, 2019, due to an increase in the average volume of loans and a decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the year ended December 31, 2020 increased $154,000, or 9.9%, to $1.7 million, compared to $1.6 million for the year ended December 31, 2019. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the year ended December 31, 2020 increased $632,000, or 73.5%, compared to the year ended December 31, 2019, which was primarily due to a $354,000 increase in service fees, primarily the net loan servicing fees and a $295,000 increase in gain on sale of loans, partially offset by a $17,000 decrease in rental income, partly offset by. The increase in net loan servicing income was the result of reversing the allowance valuation allowance for loan servicing assets during year ended December 31, 2020. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2020 increased $114,000, or 1.4%, compared to the year ended December 31, 2019. The increase was primarily related to increases in salaries and employee benefits and other operating expenses or $163,000 and $158,000, respectively, partly offset by decreases in professional fees of $145,000 and in data processing expense of $36,000, and a decrease of $26,000 in occupancy and equipment expenses. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the year ended December 31, 2020 increased $418,000, or 5.7%, compared to the year ended December 31, 2019. The increase was primarily the result of a $3.2 million increase in non-interest income partly offset by a $2.8 million increase in non-interest expense.

Non-interest income for the year ended December 31, 2020 increased $3.2 million, or 11.0%, compared to the year ended December 31, 2019. The increase was primarily due to increases in advisory fees, including performance-based advisory fees, totaling $4.2 million, related to increases in our assets under management and performance of a group of accounts at Sanders Morris on which performance-based fees are earned, and an increase in service fees and other income of $969,000, which was primarily related to third party administration fees at Nolan of $800,000 and an increase in other income of approximately $124,000 related to a non-recurring extinguishment of a retirement liability during the second quarter of 2020,and bad debt expense recognized during the second quarter of 2019 of approximately $51,000, as well as immaterial fluctuations in other income and gains and losses on marketable securities at Sanders Morris, and a small increase in trust income. These increases were partly offset by a decrease in brokerage fees of $2.0 million primarily related to a sharp decrease in private and syndicated offerings. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2020 increased $2.8 million, or 12.9%, compared to the year ended December 31, 2019. The increase was due to an increase in salaries and employment benefits of $3.3 million related to commissions paid at Sanders Morris during the fourth quarter related to the sharp increase in performance-based advisory fees, and to personnel increases at Nolan and merit increases, and to increases of $283,000 in brokerage and advisory direct costs from increases in certain segments of brokerage activity and related exchange and clearing firm service fees, and information services expense. These increases were partly offset by decreases in occupancy and equipment expense of $319,000 related to software that became fully depreciated as of April 2020, $100,000 in professional fees, $276,000 in other expenses, $86,000 in data processing expense, and $10,000 in trust expense. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The net loss before taxes at the HoldCo operating segment increased by $156,000 during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in the loss resulted from an increase in salaries and employee benefits, and other expenses, partially offset by decreases in professional fees and payroll processing costs, and the loss recognized in 2019 related to the redemption of the Series A preferred stock, and a decrease in interest expense on borrowings.

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

As of December 31, 2020 and 2019, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of up to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $1.2 million as of December 31, 2020 and 2019, respectively, and FHLB stock, having an amortized cost and fair value of $1.3 million and $1.2 million as of December 31, 2020 and 2019, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of December 31, 2020		As of December 31, 2019
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,936	$14,949	$10,684	$10,731
Mortgage-backed securities	2,373	2,447	1,925	1,946
Total securities available for sale	$17,309	$17,396	$12,609	$12,677

Securities held to maturity:
Property assessed clean energy	$5,776	$5,776	$6,349	$6,349

Securities, restricted:
Other	$2,431	$2,431	$2,417	$2,417

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of December 31, 2020. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,472	1.11%	$8,995	1.01%	$4,469	1.05%	$14,936	1.03%
Mortgage-backed securities	-	-	1,074	3.05	-	-	1,299	1.91	2,373	2.43
Total	$-	-%	$2,546	1.93%	$8,995	1.01%	$5,768	1.25%	$17,309	1.22%
Securities held to maturity:
Property assessed clean energy	$-	-%	$554	6.34%	$2,473	5.71%	$2,749	7.32%	$5,776	6.54%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,431	-%
Securities not readily marketable
	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $109.5 million, or 37.6%, to $400.5 million at December 31, 2020, compared to $291.1 million at December 31, 2019. The increase includes PPP loans totaling $82.5 million, or 20.6% of total loans at December 31, 2020. As further discussed below, during the second quarter of 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise increased $27.0 million, or 9.3%, from December 31, 2019. SBA loans comprise the largest group of loans in our portfolio totaling $252.4 million, or 63.0% (53.4% excluding PPP) of the total loans at December 31, 2019, compared to $169.9 million, or 48.0% at December 31, 2019. Commercial and industrial loans totaled $79.9 million, or 19.9% (25.1% excluding PPP) of the total loans at December 31, 2020, compared to $85.5 million, or 29.4%, at December 31, 2019. Commercial and construction real estate loans totaled $52.9 million, or 13.2% (16.6% excluding PPP), of the total loans at December 31, 2020, compared to $54.8 million, or 18.8%, at December 31, 2019.

The following table sets forth the composition of our loans held for investment:

(In thousands)	2020	2019	2018	2017	2016
Loans held for investment at December 31,
Commercial and industrial	$79,864	$85,476	$88,915	$86,552	$81,945
Consumer installment	10,259	3,409	3,636	4,483	3,749
Real estate – residential	4,319	5,232	7,488	6,826	6,531
Real estate – commercial	44,484	46,981	35,221	19,203	20,042
Real estate – construction and land	8,396	7,865	4,653	8,477	6,335
SBA 7(a) guaranteed	164,687	69,963	33,884	11,826	-
SBA 7(a) unguaranteed	52,179	47,132	44,326	41,373	29,859
SBA 504	35,553	22,591	13,400	17,109	9,825
USDA	801	2,430	3,367	3,415	3,589
Other	-	-	17	2	6
Total Loans	$400,542	$291,079	$234,907	$199,266	$161,881

The Company initially records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $14.9 million and $9.9 million at December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company elected to reclassify $26.4 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

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

The Company originates SBA loans which are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic SBA 7(a) loan guaranty program and the SBA 504 loan program in conjunction with junior lien financing from a Certified Development Company (“CDC”). During the year ended December 31, 2020, the Bank added two additional business development officers to its SBA personnel and began development on an updated SBA loan processing platform to enhance efficiency.

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market.

The SBA 504 program is an economic development-financing program providing long-term, low down payment loans to businesses. Typically, an SBA 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. Debenture limits are $5.0 million for regular 504 loans and $5.5 million for those SBA 504 loans that meet a public policy goal.

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

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2020, our loan portfolio included $67.2 million of loans, approximately 16.8% (21.1% excluding PPP) of our total funded loans, to the dental industry, compared to $69.2 million, or 23.8% of total funded loans, as of December 31, 2019. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). During the three months ended June 30, 2020, we originated $98.3 million of PPP loans, and received $4.4 million of related fees from the SBA. We deferred $3.4 million of the fees, net of $966,000 which was offset against the costs incurred to originate these loans. Through December 31, 2020, we recognized $1.8 million of the deferred fees in income. There were no PPP loans originated from July 1, 2020 through December 31, 2020.

We are also participating in the PPPLF which, through June 30, 2021, will extend loans to banks who are loaning money to small businesses under the PPP. The total amount borrowed under the PPPLF as of December 31, 2020 was $83.7 million and is non-recourse and secured by an equal amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35%.

Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP and, if applicable, the PPPLF. Specifically, all PPP loans have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included.

As of December 31, 2020, 39.9% of the loan portfolio, or $159.9 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding as of December 31, 2020 and 2019, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2020
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,330	$9,631	$6,937	$51,391	$575	$79,864
Consumer installment	6,015	4,231	-	13	-	10,259
Real estate – residential	768	3,551	-	-	-	4,319
Real estate – commercial	3,410	7,628	23,790	2,130	7,526	44,484
Real estate – construction and land	1,690	2,344	4,159	20	183	8,396
SBA 7(a) guaranteed	69,968	80,951	13,286	482	-	164,687
SBA 7(a) unguaranteed	45,387	29	4,878	1,239	646	52,179
SBA 504	20,513	-	11,274	-	3,766	35,553
USDA	801	-	-	-	-	801
Total	$159,882	$108,365	$64,324	$55,275	$12,696	$400,542

	As of December 31, 2019
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$15,117	$7,060	$8,880	$54,419	$-	$85,476
Consumer installment	3,070	339	-	-	-	3,409
Real estate – residential	1,258	3,974	-	-	-	5,232
Real estate – commercial	4,602	12,974	21,287	1,998	6,120	46,981
Real estate – construction and land	4,121	99	3,645	-	-	7,865
SBA 7(a) guaranteed	59,065	115	10,004	779	-	69,963
SBA 7(a) unguaranteed	42,094	38	4,498	502	-	47,132
SBA 504	8,456	-	11,747	-	2,388	22,591
USDA	2,430	-	-	-	-	2,430
Total	$140,213	$24,599	$60,061	$57,698	$8,508	$291,079

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

Non-performing Assets

Our primary business segments are banking and other financial services, and as outlined above, the banking segment’s primary business is lending. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from the COVID-19 pandemic.

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, and foreclosed assets. Non-performing assets totaled $1.8 million as of December 31, 2020, compared to $6.0 million as of December 31, 2019. As of December 31, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.6 million, of which $1.1 million was guaranteed by the SBA, and commercial real estate loans of $158,000. As of December 31, 2019, non-performing assets consisted of SBA non-accrual loans totaling $6.0 million, of which $4.9 million was guaranteed by the SBA, and one commercial and industrial loan of $60,000.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. Accrued interest is charged off and no further interest is accrued. Subsequent payments received on non-accrual loans are recorded as reductions of principal. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. There were no loans past due 90 days or more and still accruing interest as of December 31, 2020 and 2019.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no foreclosed assets as of December 31, 2020 and 2019.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	At December 31,
(In thousands, except percentages)	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial and industrial	$-	$60	$-	$-	$39
Real estate – commercial	158
SBA guaranteed	1,118	4,892	2,252	2,186	-
SBA unguaranteed	517	1,039	293	124	-
Total non-accrual loans	1,793	5,991	2,545	2,310	39
Loans past due 90 days and accruing	-	-	-	-	-
Foreclosed assets	-	-	-	-	-
Total non-performing assets	$1,793	$5,991	$2,545	$2,310	$39
As a % of total loans and foreclosed assets	0.45%	2.06%	1.08%	1.16%	0.02%
As a % of total assets	0.35	1.64	0.82	0.84	0.02

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2020 and 2019, we had no loans considered to be a troubled debt restructuring.

As noted in Note 4, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of December 31, 2020, the Company had granted principal and interest payment deferrals related to COVID-19 to 11 borrowers representing approximately $4.3 million, or 5.7% of its outstanding loans. All loans remain accruing.

We lend to customers operating in certain industries that have been, and are expected to be, more significantly impacted by the effects of the COVID-19 pandemic. These include the dental, hotel/lodging, automobile wash, and child care industries, among others. We are continuing to monitor these industries and the respective borrowers closely given the general decrease in business activity and the effects of the efforts to limit the spread of COVID-19.

Allowance for Loan and Lease Losses

Loans are reported net of the allowance for loan losses on our balance sheet. The allowance for loan losses totaled $2.9 million and $1.4 million, at December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company had charge-offs of $218,000 and recoveries of $42,000. During the year ended December 31, 2019, the Company had charge-offs of $1.1 million and recoveries of $51,000.

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on acquired non-credit impaired loans. As of December 31, 2020, acquired loans required a credit loss allowance totaling $508,000. As of December 31, 2019, we had no acquired loans requiring a credit loss allowance.

Based on an analysis performed by management at December 31, 2020, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

(In thousands, except percentages)	2020	2019	2018	2017	2016
Balance at January 1,	$1,408	$874	$386	$1,695	$1,564
Charge-offs:
Commercial and industrial	-	214	1	9	391
Consumer installment	-	-	-	-	97
SBA 7(a)	218	858	266	360	-
Total charge-offs	218	1,072	267	369	488
Recoveries:
Commercial and industrial	33	30	-	8	19
Consumer installment	-	-	-	-	-
Real estate – construction and land	-	-	-	-	10
SBA 7(a)	9	21	30	1	1
Total recoveries	42	51	30	9	30
Net charge-offs	176	1,021	237	360	458
Provision for loan losses	1,709	1,555	725	736	589
Reduction related to acquisition of predecessor	-	-	-	(1,685)	-
Balance at December 31,	$2,941	$1,408	$874	$386	$1,695
Loans at year-end	$400,542	$291,079	$234,907	$199,266	$161,881
Average loans	376,088	275,025	231,385	193,482	163,580
Net charge-offs/average loans	0.05%	0.37%	0.10%	0.19%	0.28%
Allowance for loan losses/year-end loans	0.73	0.48	0.37	0.19	1.05
Total provision for loan losses/average loans	0.45	0.57	0.31	0.38	0.36

The following tables set forth the allocation of the allowance as of the date indicated and the percentage of loans in each category to total gross loans as of the date indicated:

	At December 31,
	2020	2019	2018	2017	2016
(In thousands)	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount
Commercial and industrial	$928	$501	$419	$237	$985
Consumer installment	91	27	27	13	17
Real estate – residential	52	22	27	16	79
Real estate – commercial	527	347	210	25	241
Real estate – construction and land	100	76	34	27	77
SBA	1,225	435	157	68	296
USDA	18	-	-	-	-
Total allowance for loan losses	$2,941	$1,408	$874	$386	$1,695

	2020	2019	2018	2017	2016
	%(1)	%(1)	%(1)	%(1)	%(1)
Commercial and industrial	19.9%	29.4%	37.9%	43.4%	50.6%
Consumer installment	2.6	1.2	1.5	2.3	2.3
Real estate – residential	1.1	1.8	3.2	3.4	4.0
Real estate – commercial	11.1	16.1	15.0	9.6	12.4
Real estate – construction and land	2.1	2.7	2.0	4.3	3.9
SBA	63.0	48.0	39.0	35.3	24.6
USDA	0.2	0.8	1.4	1.7	2.2
Total allowance for loan losses	100%	100%	100%	100%	100%

(1) Percentage of loans in each category to total loans

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an ICS One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of December 31, 2020.

Total deposits increased $64.4 million, or 22.7%, to $348.0 million as of December 31, 2020, from $283.6 million as of December 31, 2019. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	Year Ended December 31, 2020			Year Ended December 31, 2019
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$51,168	14.3%	0.00%	$35,786	13.7%	0.00%
Savings and interest-bearing demand	9,977	2.8	0.31	7,740	2.9	0.39
Money market accounts	96,582	27.0	0.52	54,609	20.8	1.54
Time deposits	200,159	55.9	1.84	164,007	62.6	2.53
Total deposits	$357,886	100.0%	1.18%	$262,142	100.0%	1.92%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Three months or less	$44,661	$30,305
Over three months through six months	16,959	37,203
Over six months through twelve months	47,050	70,665
Over twelve months	58,230	39,831
Total	$166,900	$178,004

Borrowings

As of December 31, 2020 and 2019, borrowings totaled $95.7 million and $24.0 million, respectively.

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,	December 31,
(In thousands)	2020	2019
Borrowings:
FHLB borrowings	$-	$12,000
FRB borrowings (PPPLF)	83,690	-
Subordinated notes	12,000	12,000
	$95,690	$24,000

The Company has a credit line with the FHLB with borrowing capacity of $36.0 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2020. As of December 31, 2019, the Company had an overnight advance of $2.0 million with an interest rate of 1.45% and a $10.0 million six month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $27.0 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of December 31, 2020 and 2019.

In connection with the Federal Reserve PPPLF program, the Company has $83.7 million of PPP loans available to be pledged, of which the entire $83.7 million was pledged to the Federal Reserve and borrowed as of December 31, 2020, at an interest rate of 0.35%. The amount outstanding at December 31, 2020 is non-recourse and secured by the amount of the PPP loans still outstanding.  The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included under borrowed funds on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

As of December 31, 2020 and 2019, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125%, payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125%, payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $9.5 million to $60.0 million as of December 31, 2020, from $50.5 million as of December 31, 2019. The increase included net income of $10.9 million, $14,000 net after-tax increase in other comprehensive income related to the market value of the securities available for sale, and $151,000 related to stock compensation expense. Use of capital included $1.6 million of dividends paid on the Series B preferred stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2020, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	December 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$48,046	11.66%	$38,301	11.20%
Common Equity Tier 1 (to Risk Weighted Assets)	30,796	11.01	21,051	8.20
Tier 1 Capital (to Risk Weighted Assets)	48,046	17.17	38,301	14.92
Total Capital (to Risk Weighted Assets)	50,987	18.22	39,709	15.47

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$47,071	11.58%	$38,541	11.09%
Common Equity Tier 1 (to Risk Weighted Assets)	47,071	17.17	38,541	15.16
Tier 1 Capital (to Risk Weighted Assets)	47,071	17.17	38,541	15.16
Total Capital (to Risk Weighted Assets)	50,012	18.25	39,949	15.71

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris is subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management. Sanders Morris is also regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of December 31, 2020, Sanders Morris is in compliance with FINRA’s net regulatory capital requirements.

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

The Company had cash and cash equivalents of $46.9 million, or 9.1% of total assets, as of December 31, 2020. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of December 31, 2020, the Company’s borrowing capacity with the FHLB was $36.0 million, or 7.0% of assets, none of which was utilized. The borrowing capacity with the FRB was $27.0 million, or 5.3% of assets, of which none was utilized or outstanding as of December 31, 2020. The Company’s trust operations serve in a fiduciary capacity for approximately $1.5 billion in total market value of assets as of December 31, 2020. Some of these custody assets are invested in cash. This cash is maintained either in a third-party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund. As of December 31, 2020, approximately $23.9 million of cash could be held at the Bank in deposit accounts fully insured by the FDIC. As of December 31, 2020, the entire $23.9 million was held at the Bank, leaving no balance available to the Bank. As of December 31, 2020, Sanders Morris and Tectonic Advisors held approximately $5.9 million in their accounts at the Bank, which is eliminated on the financial statements and in the cash and cash equivalents as stated above.

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

The following table presents future contractual obligations to make future payments, excluding interest, for the periods indicated:

	As of December 31, 2020
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
FHLB borrowings	$-	$-	$-	$-	$-
FRB borrowings	-	83,690	-	-	83,690
Subordinated notes	-	-	-	12,000	12,000
Time deposits	113,504	49,423	11,698	-	174,625
Minimum lease payments	586	471	7	-	1,064
Total	$114,090	$133,584	$11,705	$12,000	$271,379

The following table presents contractual financial commitments for the periods indicated, however some of these commitments may expire unused or only partially used, so the total amounts do not necessarily reflect future cash requirements.

	As of December 31, 2020
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$9,648	$107	$3,511	$6,614	$19,880
Standby letters of credit	162	-	-	-	162

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and the impact of changes in interest rates on other financial metrics. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On at least an annual basis, we run various stress tests to measure the impact on net interest income from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of December 31, 2020:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	8.80
+100	4.27
-100	(4.44)
-200	(13.05)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tectonic Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Financial, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 31, 2021

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
(In thousands, except share amounts)
ASSETS
Cash and due from banks	$7,515	$5,669
Interest-bearing deposits	38,579	13,828
Federal funds sold	774	706
Total cash and cash equivalents	46,868	20,203
Securities available for sale	17,396	12,677
Securities held to maturity	5,776	6,349
Securities, restricted at cost	2,431	2,417
Securities, not readily marketable	100	100
Loans held for sale	14,864	9,894
Loans, net of allowance for loan losses of $2,941 and $1,408, respectively	397,601	289,671
Bank premises and equipment, net	4,849	5,200
Core deposit intangible, net	979	1,180
Goodwill	10,729	10,729
Deferred tax assets	83	-
Other assets	11,750	6,637
Total assets	$513,426	$365,057

LIABILITIES
Demand deposits:
Non-interest-bearing	$57,112	$33,890
Interest-bearing	116,278	65,359
Time deposits	174,625	184,352
Total deposits	348,015	283,601
Borrowed funds	83,690	12,000
Subordinated notes	12,000	12,000
Deferred tax liabilities	-	194
Other liabilities	9,708	6,787
Total liabilities	453,413	314,582

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at December 31, 2020 and 2019)	17	17
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at December 31, 2020 and 2019)	66	66
Additional paid-in capital	39,201	39,050
Retained earnings	20,661	11,288
Accumulated other comprehensive income	68	54
Total shareholders’ equity	60,013	50,475
Total liabilities and shareholders’ equity	$513,426	$365,057

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands, except per share data and share amounts)	2020	2019
Interest Income
Loan, including fees	$19,936	$17,205
Securities	839	778
Federal funds sold	2	11
Interest-bearing deposits	101	259
Total interest income	20,878	18,253
Interest Expense
Deposits	4,223	5,022
Borrowed funds	1,046	1,180
Total interest expense	5,269	6,202
Net interest income	15,609	12,051
Provision for loan losses	1,709	1,555
Net interest income after provision for loan losses	13,900	10,496
Non-interest Income
Trust income	5,118	5,073
Gain on sale of loans	722	427
Advisory income	14,054	9,869
Brokerage income	7,589	9,592
Service fees and other income	5,832	4,507
Rental income	319	336
Total non-interest income	33,634	29,804
Non-interest Expense
Salaries and employee benefits	22,144	18,488
Occupancy and equipment	2,339	2,684
Trust expenses	1,994	2,004
Brokerage and advisory direct costs	2,048	1,765
Professional fees	1,345	1,701
Data processing	856	981
Other	2,886	2,896
Total non-interest expense	33,612	30,519
Income before Income Taxes	13,922	9,781
Income tax expense	2,997	1,902
Net Income	10,925	7,879
Preferred stock dividends	1,552	1,421
Net income available to common stockholders	$9,373	$6,458

Earnings per common share:
Basic	$1.43	$0.98
Diluted	1.42	0.98

Weighted average common shares outstanding	6,568,750	6,568,750
Weighted average diluted shares outstanding	6,584,113	6,568,750

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Net Income	$10,925	$7,879
Other comprehensive income:
Change in unrealized gain on investment securities available for sale	19	333
Tax effect	5	70
Other comprehensive income	14	263
Comprehensive Income	$10,939	$8,142

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31,

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$1	$-	$66	$31,485	$6,130	$(209)	$37,473
Repurchase of Series A preferred stock	(1)	-	-	(8,033)	-	-	(8,034)
Issuance of 9.00% fixed-to-floating rate Series B non-cumulative perpetual preferred stock	-	17	-	15,489	-	-	15,506
Distributions prior to Tectonic Merger	-	-	-	-	(1,300)	-	(1,300)
Dividends paid on Series A preferred stock	-	-	-	-	(640)	-	(640)
Dividends paid on Series B preferred stock	-	-	-	-	(781)	-	(781)
Net income	-	-	-	-	7,879	-	7,879
Other comprehensive income	-	-	-	-	-	263	263
Stock based compensation	-	-	-	109	-	-	109
Balance at December 31, 2019	$-	$17	$66	$39,050	$11,288	$54	$50,475

Balance at January 1, 2020	$-	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-		-	-	(1,552)	-	(1,552)
Net income	-	-	-	-	10,925	-	10,925
Other comprehensive income	-	-	-	-	-	14	14
Stock based compensation	-	-	-	151	-	-	151
Balance at December 31, 2020	$-	$17	$66	$39,201	$20,661	$68	$60,013

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$10,925	$7,879
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,709	1,555
Depreciation and amortization	433	723
Accretion of discount on loans	(74)	(20)
Core deposit intangible amortization	201	201
Securities premium amortization, net	61	113
Origination of loans held for sale	(41,582)	(36,830)
Proceeds from payments and sales of loans held for sale	10,793	7,090
Gain on sale of loans	(722)	(427)
Stock based compensation	151	109
Deferred income taxes	(281)	(298)
Net change in:
Servicing assets, net	261	642
Other assets	(5,242)	(19)
Other liabilities	2,921	1,101
Net cash used in operating activities	(20,446)	(18,181)
Cash Flows from Investing Activities
Acquisition of business	-	(2,500)
Purchase of securities available for sale	(343,246)	(307,960)
Principal payments, calls and maturities of securities available for sale	338,513	307,100
Principal payments of securities held to maturity	543	1,280
Purchase of securities, restricted	(9,277)	(10,877)
Proceeds from sale of securities, restricted	9,263	10,386
Proceeds from sales of real estate owned	-	275
Net change in loans	(83,176)	(20,923)
Purchases of premises and equipment	(61)	(181)
Net cash used in investing activities	(87,441)	(23,400)
Cash Flows from Financing Activities
Net change in demand deposits	74,141	(1,511)
Net change in time deposits	(9,727)	34,739
Proceeds from borrowed funds	468,641	453,559
Repayment of borrowed funds	(396,951)	(448,474)
Distributions to Tectonic Holdings members prior to Tectonic Merger	-	(1,300)
Proceeds from issuance of preferred shares	-	15,506
Dividends paid on Series A preferred shares	-	(640)
Dividends paid on Series B preferred shares	(1,552)	(781)
Purchase of Series A preferred stock	-	(7,772)
Net cash provided by financing activities	134,552	43,326
Net change in cash and cash equivalents	26,665	1,745
Cash and cash equivalents at beginning of period	20,203	18,458
Cash and cash equivalents at end of period	$46,868	$20,203

Non Cash Transactions
Transfers from loans to other real estate owned	$-	$275
Prepaid amounts applied toward purchase of Series A preferred stock	$-	$(262)
Transfers from loans held for sale to loans held for investment	$26,389	$36,525
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,268	$6,178
Income taxes	$3,023	$2,057

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

In January 2019, the Bank acquired The Nolan Company (“Nolan”), a third-party administrator (“TPA”), based in Overland Park, Kansas. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Nolan has clients in 50 states and is the administrator for approximately 1,036 retirement plans which represents an increase of over 100 plans over the prior year. We believe that the addition of TPA services allows us to serve our clients more fully and to attract new clients to our trust platform. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

The Company consummated the underwritten initial public offering of its 9.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B preferred stock”) in May 2019 (the “initial public offering”). In connection with the initial public offering, the Company issued and sold 1,725,000 shares of its Series B preferred stock, including 225,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $10.00 per share, for aggregate gross proceeds of $17.25 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $15.5 million.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued and determined that there were no material subsequent events requiring recognition or disclosure.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TBI, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. Prior to the Tectonic Merger, Sanders Morris and Tectonic Advisors were wholly owned subsidiaries of Tectonic Holdings, which was under common control with the Company. The Tectonic Merger has been accounted for as a combination of businesses under common control in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Transactions Between Entities Under Common Control. Under Topic 805, all the assets and liabilities of Tectonic Holdings are carried over to the books of the Company at their then current carrying amounts, and the consolidated financial statements, including our earnings per share calculations, have been retrospectively adjusted to reflect the effect of the Tectonic Merger. This includes the acquisition of Sanders Morris, HWG and Tectonic Advisors described below under Note 2, Tectonic Merger and Initial Public Offering of Series B Preferred Stock, for all periods subsequent to May 15, 2017, the date at which the entities were under common control. Therefore, the income statement, statement of comprehensive income, statement of shareholders’ equity, and statement of cash flows for the year ended December 31, 2019 represents the combined activity of TFI and Tectonic Holdings for the full year. All intercompany transactions and balances are eliminated in consolidation. In addition, the computation of all share and per share amounts in this Form 10-K have been adjusted retroactively to reflect the reverse stock split, which the Company completed immediately after the completion of the Tectonic Merger.

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

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. Gains and losses are recorded on the trade date and determined using the specific identification method. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary-impairment (“OTTI”) are reflected in earnings as realized losses to the extent the impairment related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost. At December 31, 2020 and 2019, no securities were determined to be other-than-temporarily impaired.

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2020 and 2019.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had no foreclosed assets at December 31, 2020 and 2019.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 58 to 100 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2020 and 2019, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2020 and 2019 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

Stock Based Compensation

The Company has a share-based employee compensation plan, which is described more fully in Note 11. The Company accounts for it stock-based compensation in accordance with applicable accounting guidance for share-based payments. This guidance requires all share-based payments to be recognized on the consolidated statements of income based on their fair values. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the vesting period.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $40,000 and $36,000 for the years ended December 31, 2020 and 2019, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income for the years ended December 31, 2020 and 2019 is reported in the accompanying consolidated statements of comprehensive income.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Advisory Fees

Investment advisory fees: The Company provides investment advisory services on a daily basis. The Company believes the performance obligation for providing advisory services is satisfied over time because the customer is receiving and consuming the benefits as they are provided by the Company. For the majority of the accounts, fee arrangements are typically based on a percentage applied to the customer’s assets under management. Fees calculated in this manner are generally received monthly or quarterly and are recognized as revenue ratably over the period as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods.

Performance fees: The Company receives fees under certain of its agreements which vary based on specified performance measures, for example, when a separate account exceeds a specified benchmark or contractual hurdle over a contractual performance period. These performance fees may be paid in addition to standard investment advisory fees. Currently, most of the Company’s contracts of this nature specify an annual performance period. These fees are earned once account returns have exceeded these specified performance measures for the performance period, and are calculated as a percentage of account returns. These performance fees are considered variable consideration as the uncertainty is dependent on the value of the assets at future points in time as well as meeting a specified hurdle rate, both of which are highly susceptible to factors outside the Company’s influence. Revenues are recognized in the last period of the performance period specified in the respective contract since this is the point at which the Company can conclude that a significant reversal will not occur.

Other advisory fees: The Company provides general advisory services on an ongoing basis, which may include: operational advice, advice to management on strategic and other initiatives and/or advice on prospective mergers and acquisitions. Revenue is recognized over time for these advisory arrangements, given that under the relevant agreements, the performance obligations are simultaneously provided by the Company and consumed by the customer.

Commissions

Brokerage commissions: The Company buys and sells securities on behalf of its customers through its arrangements with its clearing firm. Each time a customer enters into a buy or sell transaction, the Company charges a commission. Commissions and clearing expenses are recorded each month based upon the trade date, which is the date that the Company fills the trade order by finding and contracting with a counterparty and confirms the trade with the customer. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.

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

Reclassifications

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

	Years ended December 31,
(In thousands, except per share data)	2020	2019
Net income available to common shareholders	$9,373	$6,458
Average shares outstanding	6,569	6,569
Effect of common stock-based compensation	15	-

Average diluted shares outstanding	6,584	6,569

Basic earnings per share	$1.43	$0.98
Diluted earnings per share	$1.42	$0.98

As of December 31, 2020, options to purchase 117,500 shares of common stock, with a weighted average exercise price of $4.30, were included in the computation of diluted net earnings per share, and options to purchase 72,500 shares of common stock, with a weighted average exercise price of $7.10, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive. In addition, as of December 31, 2020, 210,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

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

Note 3. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,936	$38	$25	$14,949
Mortgage-backed securities	2,373	74	-	2,447
Total securities available for sale	$17,309	$112	$25	$17,396

Securities held to maturity:
Property assessed clean energy	$5,776	$-	$-	$5,776
Securities, restricted:
Other	$2,431	$-	$-	$2,431

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$10,684	$83	$36	$10,731
Mortgage-backed securities	1,925	21	-	1,946
Total securities available for sale	$12,609	$104	$36	$12,677

Securities held to maturity:
Property assessed clean energy	$6,349	$-	$-	$6,349
Securities, restricted:
Other	$2,417	$-	$-	$2,417

Securities not readily marketable	$100	$-	$-	$100

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

As of December 31, 2020 and December 31, 2019 securities available for sale with a fair value of $554,000 and $902,000, respectively, were pledged against trust deposit balances held at the Bank. As of December 31, 2020 and 2019, there were no securities pledged to secure borrowings at the FHLB.

As of December 31, 2020 and 2019, the Bank held FRB stock in the amount of $1.2 million, and FHLB stock in the amounts of $1.3 million and $1.2 million, respectively, all of which were classified as restricted securities.

As of December 31, 2020 and 2019, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost less impairment method in the amount of $100,000. No allowance for impairment was recorded as of December 31, 2020 or 2019.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2020:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,175	$25	$-	$-	$9,175	$25

The number of investment positions in this unrealized loss position totaled four as of December 31, 2020. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of December 31, 2020, no impairment loss has been realized in the Company’s consolidated statements of income.

In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The unrealized losses noted are primarily interest rate related due to the level of interest rates as of December 31, 2020, compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by the Government National Mortgage Association and the Federal National Mortgage Association, or are collateralized by securities backed by these agencies. Management believes the fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities at December 31, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,472	$1,476	$554	$554
Due after five years through ten years	8,995	8,990	2,473	2,473
Due after ten years	4,469	4,483	2,749	2,749
Mortgage-backed securities	2,373	2,447	-	-
Total	$17,309	$17,396	$5,776	$5,776

Note 4. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	$79,864	$85,476
Consumer installment	10,259	3,409
Real estate – residential	4,319	5,232
Real estate – commercial	44,484	46,981
Real estate – construction and land	8,396	7,865
SBA:
SBA 7(a) guaranteed	164,687	69,963
SBA 7(a) unguaranteed	52,179	47,132
SBA 504	35,553	22,591
USDA	801	2,430
Gross Loans	400,542	291,079
Less:
Allowance for loan losses	2,941	1,408
Net loans	$397,601	$289,671

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed by the President of the United States in response to the COVID-19 pandemic, which established the Paycheck Protection Program (“PPP”). The PPP is administered by the SBA with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to twenty-four weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. PPP loans will carry an interest rate of 1.00% to be paid either by the SBA in the event of forgiveness or by the borrower for the term of the loan, which may be two or five years. PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of five years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness. Included in SBA 7(a) guaranteed loans at December 31, 2020, were $82.5 million of loans originated under the PPP. As mentioned above, the PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

As of December 31, 2020, our loan portfolio included $67.2 million of loans, approximately 16.8% of our total funded loans, and 21.1% of total funded loans, net of the SBA PPP loans of $82.5 million, to the dental industry, as compared to $69.2 million of loans, or 23.8% of total funded loans, at December 31, 2019. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $14.9 million and $9.9 million of SBA loans held for sale as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company sold $9.8 million of SBA loans, resulting in a gain on sale of loans of $722,000. In connection with the sales, the Company recorded a servicing asset of $152,000. The Company elected to reclassify $26.4 million of the SBA 7(a) loans held for sale to loans held for investment during the year ended December 31, 2020.

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

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the 7(a) loans reflected in this Form 10-K are the PPP loans originated by the Company as of December 31, 2020.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At December 31, 2020, there were 11 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $4.3 million.

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	December 31, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$-	$60
Real estate – commercial	158	-
SBA guaranteed	1,118	4,892
SBA unguaranteed	517	1,039
Total	$1,793	$5,991

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2020						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$10	$-
Real estate – construction	-	-	-	-	-	313	-
SBA	6,649	2,976	-	2,976	-	3,206	61
Total	$6,649	$2,976	$-	$2,976	$-	$3,529	$61

December 31, 2019						Year Ended
Commercial and industrial	$70	$60	$-	$60	$-	$62	$-
SBA	6,523	5,931	-	5,931	-	4,091	287
Total	$6,593	$5,991	$-	$5,991	$-	$4,153	$287

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
December 31, 2020
Commercial and industrial	$-	$-	$-	$79,864	$79,864	$-
Consumer installment	-	-	-	10,259	10,259	-
Real estate – residential	-	-	-	4,319	4,319	-
Real estate – commercial	121	158	279	44,205	44,484	-
Real estate – construction and land	-	-	-	8,396	8,396	-
SBA	-	1,635	1,635	250,784	252,419	-
USDA	-	-	-	801	801	-
Total	$121	$1,793	$1,914	$398,628	$400,542	$-

December 31, 2019
Commercial and industrial	$571	$-	$571	$84,905	$85,476	$-
Consumer installment	-	-	-	3,409	3,409	-
Real estate – residential	-	-	-	5,232	5,232	-
Real estate – commercial	521	-	521	46,460	46,981	-
Real estate – construction and land	-	-	-	7,865	7,865	-
SBA	-	5,931	5,931	133,755	139,686	-
USDA	-	-	-	2,430	2,430	-
Total	$1,092	$5,931	$7,023	$284,056	$291,079	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial and industrial	$79,134	$730	$-	$-	$-	$79,864
Consumer installment	10,259	-	-	-	-	10,259
Real estate – residential	4,319	-	-	-	-	4,319
Real estate – commercial	44,326	-	-	158	-	44,484
Real estate – construction and land	8,396	-	-	-	-	8,396
SBA	243,533	5,242	1,794	1,850	-	252,419
USDA	801	-	-	-	-	801
Total	$390,768	$5,972	$1,794	$2,008	$-	$400,542

December 31, 2019
Commercial and industrial	$84,838	$578	$-	$60	$-	$85,476
Consumer installment	3,409	-	-	-	-	3,409
Real estate – residential	5,232	-	-	-	-	5,232
Real estate – commercial	46,981	-	-	-	-	46,981
Real estate – construction and land	7,865	-	-	-	-	7,865
SBA	127,004	9,506	2,137	1,039	-	139,686
USDA	2,430	-	-	-	-	2,430
Total	$277,759	$10,084	$2,137	$1,099	$-	$291,079

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Total
December 31, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$1,408
Provision for loan losses	394	64	30	180	24	999	18	1,709
Charge-offs	-	-	-	-	-	(218)	-	(218)
Recoveries	33	-	-	-	-	9	-	42
Net recoveries (charge-offs)	33	-	-	-	-	(209)	-	(176)
Ending balance	$928	$91	$52	$527	$100	$1,225	$18	$2,941

December 31, 2019
Beginning Balance	$419	$27	$27	$210	$34	$157	$-	$874
Provision for loan losses	266	-	(5)	137	42	1,115	-	1,555
Charge-offs	(214)	-	-	-	-	(858)	-	(1,072)
Recoveries	30	-	-	-	-	21	-	51
Net charge-offs	(184)	-	-	-	-	(837)	-	(1,021)
Ending balance	$501	$27	$22	$347	$76	$435	$-	$1,408

The Company’s allowance for loan losses as of December 31, 2020 and 2019 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Total
December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	928	91	52	527	100	1,225	18	2,941
Ending balance	$928	$91	$52	$527	$100	$1,225	$18	$2,941

December 31, 2019
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	501	27	22	347	76	435	-	1,408
Ending balance	$501	$27	$22	$347	$76	$435	$-	$1,408

The Company’s recorded investment in loans as of December 31, 2020 and 2019 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Total
December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,976	$-	$2,976
Loans collectively evaluated for impairment	79,864	10,259	4,319	44,484	8,396	249,443	801	397,566
Ending balance	$79,864	$10,259	$4,319	$44,484	$8,396	$252,419	$801	$400,542

December 31, 2019
Loans individually evaluated for impairment	$60	$-	$-	$-	$-	$5,931	$-	$5,991
Loans collectively evaluated for impairment	85,416	3,409	5,232	46,981	7,865	133,755	2,430	285,088
Ending balance	$85,476	$3,409	$5,232	$46,981	$7,865	$139,686	$2,430	$291,079

Note 5. Premises and Equipment and Leases

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2020	December 31, 2019
Land	$698	$698
Leasehold improvements	182	182
Building	4,256	4,256
Furniture and equipment	1,760	1,699
	6,896	6,835
Less: accumulated depreciation	2,047	1,635
Balance at end of period	$4,849	$5,200

Depreciation of premises and equipment totaled $412,000 and $738,000 for the years ended December 31, 2020 and 2019, respectively.

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

Under the lease accounting standards, right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of December 31, 2020 and 2019, right-of-use assets and related lease liabilities totaled $963,000 and $1.0 million, and $1.2 million and $1.4 million, respectively, and are in other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. As of December 31, 2020, the weighted average remaining lease term is 24.1 months, and the weighted average discount rate is 4.62%.

As of December 31, 2020, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2021	$586
2022	395
2023	76
2024	7
2025 and thereafter	-
Total minimum rental payments	1,064
Less: Interest	(45)
Present value of lease liabilities	$1,019

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of December 31, 2020 were $967,000 through 2027.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	December 31, 2020	December 31, 2019
Goodwill	$10,729	$10,729
Core deposit intangible	979	1,180

The Company recorded goodwill of $2.4 million during the first quarter of 2019 in connection with the acquisition of the assets of Nolan. Please see Note 18, Nolan Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight line basis over the estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $201,000 for the years ended December 31, 2020 and 2019.

The carrying basis and accumulated amortization of the core deposit intangible as of December 31, 2020 and 2019 were as follows:

(In thousands)	December 31, 2020	December 31, 2019
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(729)	(528)
Net carrying amount	$979	$1,180

The estimated amortization expense of the core deposit intangible for each of the following five years is as follows:

(In thousands)
2021	$201
2022	208
2023	210
2024	211
2025	149
Total	$979

Note 7. Deposits

Time deposits of $250,000 and over totaled $59.6 million and $37.4 million as of December 31, 2020 and 2019, respectively.

Deposits were as follows:

(In thousands, except percentages)	December 31, 2020		December 31, 2019
Non-interest bearing demand	$57,112	16%	$33,890	12%
Interest-bearing demand (NOW)	5,060	2	4,546	1
Money market accounts	105,079	30	56,144	20
Savings accounts	6,139	2	4,669	2
Time deposits $100,000 and over	166,900	48	178,004	63
Time deposits under $100,000	7,725	2	6,348	2
Total	$348,015	100%	$283,601	100%

As of December 31, 2020 the scheduled maturities of time deposits were as follows:

(In thousands)
2021	$113,504
2022	33,249
2023	16,174
2024	5,946
2025	5,502
Thereafter	250
Total	$174,625

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of December 31, 2020 and 2019 was insignificant.

Note 8.  Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $36.0 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2020. As of December 31, 2019, the Company had $12.0 million in borrowings with FHLB, which consisted of an overnight advance of $2.0 million with an interest rate of 1.45%, and a $10.0 million six-month fixed term advance with an interest rate of 2.18% and maturity date of January 27, 2020. At maturity, the term advance was rolled into the overnight advance and subsequently paid off.

The Company also has a credit line with the FRB with borrowing capacity of $27.0 million, which is secured by commercial loans. The Company had no borrowings from the FRB at December 31, 2020 and December 31, 2019 under this credit line. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). At December 31, 2020, the Bank pledged $83.7 million of PPP loans to the FRB under the PPPLF, and had borrowings of $83.7 million at a rate of 0.35%, with maturities ranging from April 2022 through June 2022. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of December 31, 2020 and 2019, the Company had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 9. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris and Tectonic Advisors.

Under the 401(k) plan covering the Bank’s employees, an employee may contribute up to the annual maximum contribution allowed for a given year under IRS regulations. The Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.

Under the safe harbor provision of the 401(k) plan adopted by both Sanders Morris and Tectonic Advisors, the relevant employer is required to contribute 3% of eligible wages to the plan, up to the maximum amount under Internal Revenue Service (“IRS”) regulations, regardless of the level of the employee’s contributions. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance. At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the years ended December 31, 2020 and 2019. The Plan is a participant directed plan, and as such, contributions to the plan are invested as directed by the respective plan participant.

The amount of employer contributions charged to expense under the two plans was $409,000 and $371,000 for the years ended December 31, 2020 and 2019, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of December 31, 2020 and 2019.

Note 10. Income Taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2020	2019
Current:
Federal	$3,248	$2,275
State	30	37
Total current	3,278	2,312
Deferred federal	(281)	(298)
Change in tax status of merged subsidiaries	-	(112)
Income tax expense	$2,997	$1,902

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2020 and 2019:

	2020	2019
U.S. statutory rate	21.0%	21.0%
Other	0.5	(1.6)
Effective tax rate	21.5%	19.4%

The effective income tax rate for 2019 was less than the U.S. statutory rate due to Tectonic Advisors and Sanders Morris’ tax status as partnerships for the periods prior to May 13, 2019, the date the Tectonic Merger was completed.

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

(In thousands)	2020	2019
Income tax expense computed at the statutory rate	$2,917	$2,046
State income tax	30	37
Pre-merger period during which acquired subsidiaries were under passthrough taxation	-	(403)
Other	50	222
Income tax expense, as reported	$2,997	$1,902

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$618	$296
Non-accrual loan interest	70	64
Servicing asset valuation allowance	13	55
Accrued liabilities	68	159
Stock compensation	73	-
Paycheck protection program deferred loan fees	343	-
Available-for-sale securities discount accretion	10	14
Total deferred tax assets	1,195	588
Deferred tax liabilities:
Net deferred loan costs	(371)	(282)
Depreciation and amortization	(314)	(114)
Held-to-maturity securities premium	(57)	(62)
Loan discount	(93)	(65)
Intangible assets	(258)	(243)
Federal Home Loan Bank stock	-	(2)
Net unrealized gain on securities available-for-sale	(19)	(14)
Total deferred tax liabilities	(1,112)	(782)
Net deferred tax asset (liability)	$83	$(194)

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2020 and 2019, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The Company files U.S. federal, state, and local income tax returns.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan is administered by the Compensation Committee of the Board and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At December 31, 2020, the Company had 350,000 shares of common stock remaining available for future grants.

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model.

No stock options were granted during the years ended December 31, 2020 or 2019, except for the conversion of each option to purchase one Tectonic Holdings common unit to an option to purchase one share of the Company common stock in connection with the Tectonic Merger, resulting in 190,000 options outstanding. There were no stock options that were exercised or expired during 2020 and 2019.

The number of option shares outstanding as of December 31, 2020 and 2019 was 190,000, and the weighted average exercise price was $5.37 in each year. The weighted average contractual life of the stock awards as of December 31, 2020 and 2019 was 6.37 years and 7.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of December 31, 2020 and 2019 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger had occurred upon the date at which the entities came under common control.

As of December 31, 2020, there were 50,000 stock options outstanding that vested on May 15, 2020, the third anniversary of the grant date, for which compensation has been fully recognized. As of December 31, 2020, these options were not exercised. In addition, there were 140,000 stock options outstanding as of December 31, 2020 that vest on May 15, 2021, the fourth anniversary of the grant date. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $79,000 and $109,000 for the years ended December 31, 2020 and 2019, respectively, related to the stock options. As of December 31, 2020, there was $24,000 of unrecognized compensation cost related to the stock options.

On September 30, 2020, the Company granted restricted stock awards totaling 210,000 shares of common stock. The fair value of each grant award was estimated on the date of grant by a third party using the market approach based on the application of latest 12-month Company metrics to guideline public company multiples.

The vesting schedules vary by award, with all of the awards vesting over a three year period from 2023 through 2025. The restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. As of December 31, 2020, all 210,000 awarded shares were outstanding. The Company is recording compensation expense on a straight line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $72,000 for the year ended December 31, 2020 related to the restricted stock awards. As of December 31, 2020, there was $911,000 of unrecognized compensation cost related to the stock awards.

As of December 31, 2020, 210,000 restricted shares awarded were outstanding and the weighted average contractual life was 3.46 years. There were no restricted shares awarded during 2019, and there were no restricted shares awarded outstanding as of December 31, 2019. The weighted average grant date fair value of the awards as of December 31, 2020 was $4.81.

Note 12. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The following table summarizes loan commitments:

(In thousands)	December 31, 2020	December 31, 2019
Undisbursed loan commitments	$19,880	$31,589
Standby letters of credit	162	172
	$20,042	$31,761

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of December 31, 2020 and 2019, respectively.

Note 13. Related Parties

Management agreements with Services:  Through May 2019, the Company had management services agreements (the “Tectonic Management Services Agreement”) with Tectonic Services, LLC (“Services”). Services was the Managing Member of Tectonic Holdings, Tectonic Advisors, Sanders Morris and HWG prior to the Tectonic Merger. Under the Tectonic Management Services Agreement, Tectonic Services was paid on a monthly basis for management services to assist in conducting business operations and accomplishing strategic objectives. The Tectonic Management Services Agreement was terminated upon the closing of the Tectonic Merger. There was no expense incurred during the year ended December 31, 2020 under the Tectonic Management Services Agreement. The Company incurred expense of $117,000 under the Tectonic Management Services Agreement during the year ended December 31, 2019, which is included in other operating expenses on the accompanying consolidated statements of income. There was no payable to Services under these agreements as of December 31, 2020 or 2019.

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $1.8 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $43,000 and $193,000 in fees receivable related to these services at December 31, 2020 and 2019, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $198,000 and $186,000 payable to Cain Watters related to this agreement at December 31, 2019 and 2018, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

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

Recruitment incentive note receivable: Notes receivable, related parties represents amounts provided to or paid on behalf of financial advisors upon employment primarily as a recruitment incentive. Amounts provided to financial advisors as notes receivable, related parties are forgiven on a fixed repayment schedule, and forgiven amounts result in the recognition of compensation expense to the payor. The amortization period for the notes receivable, related parties does not exceed three years. Upon termination of employment a payee financial advisor, any principal and interest outstanding is immediately due and payable.

Notes receivable, related parties was fully paid off as of December 31, 2020 and 2019. No compensation expense in related to the forgiven notes receivable was recognized for the year ended December 31, 2020. The Company recognized $59,000 during the year ended December 31, 2019 in compensation expense in relation to the forgiven notes receivable, including interest income in relation to the forgiven notes receivable.

Certain officers, directors and their affiliated companies had depository accounts with the Bank as of December 31, 2020 and 2019, totaling approximately $5.6 million and $4.2 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Bank made PPP loans to certain of its directors and their affiliated companies in the original amount of $2.9 million in the aggregate. These loans were made on the same terms as all other loans originated by the Bank under the PPP, established by the CARES Act. In addition, these loans were approved by the board of directors of the Bank in accordance with the Bank’s regulatory and policy requirements. As of December 31, 2020, the outstanding balance receivable on these loans was $2.9 million in the aggregate.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of December 31, 2020, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$50,987	18.22%	$29,379	10.50%	$27,980	10.00%
T Bank, N.A.	50,012	18.25	28,782	10.50	27,411	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	48,046	17.17	23,783	8.50	22,384	8.00
T Bank, N.A.	47,071	17.17	23,299	8.50	21,929	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	30,796	11.01	19,586	7.00	18,187	6.50
T Bank, N.A.	47,071	17.17	19,188	7.00	17,817	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	48,046	11.66	16,480	4.00	20,601	5.00
T Bank, N.A.	47,071	11.58	16,257	4.00	20,322	5.00

As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$39,709	15.47%	$26,950	10.50%	$25,667	10.00%
T Bank, N.A.	39,949	15.71	26,699	10.50	25,428	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	38,301	14.92	21,817	8.50	20,534	8.00
T Bank, N.A.	38,541	15.16	21,614	8.50	20,342	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	21,051	8.20	17,967	7.00	16,683	6.50
T Bank, N.A.	38,541	15.16	17,800	7.00	16,528	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	38,301	11.20	13,679	4.00	17,099	5.00
T Bank, N.A.	38,541	11.09	13,899	4.00	17,373	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of December 31, 2020, approximately $17.6 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the years ended December 31, 2020 and 2019:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2020
Income Statement
Total interest income	$20,878	$-	$-	$20,878
Total interest expense	4,394	-	875	5,269
Provision for loan losses	1,709	-	-	1,709
Net-interest income (loss) after provision for loan losses	14,775	-	(875)	13,900
Non-interest income	1,492	32,120	22	33,634
Depreciation and amortization expense	370	244	-	614
All other non-interest expense	7,865	24,068	1,065	32,998
Income (loss) before income tax	$8,032	$7,808	$(1,918)	$13,922

Goodwill and other intangibles	$9,358	$2,350	$-	$11,708
Total assets	$499,580	$13,571	$275	$513,426

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2019
Income Statement
Total interest income	$18,247	$-	$6	$18,253
Total interest expense	5,278	-	924	6,202
Provision for loan losses	1,555	-	-	1,555
Net-interest income (loss) after provision for loan losses	11,414	-	(918)	10,496
Non-interest income	860	28,924	20	29,804
Depreciation and amortization expense	373	567	-	940
All other non-interest expense	7,748	20,967	864	29,579
Income before income tax	$4,153	$7,390	$(1,762)	$9,781

Goodwill and other intangibles	$9,559	$2,350	$-	$11,909
Total assets	$354,983	$9,816	$258	$365,057

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2020
Securities available for sale:
U.S. government agencies	$-	$14,949	$-	$14,949
Mortgage-backed securities	-	2,447	-	2,447
As of December 31, 2019
Securities available for sale:
U.S. government agencies	$-	$10,731	$-	$10,731
Mortgage-backed securities	-	1,946	-	1,946

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the year ended December 31, 2020, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of December 31, 2020 and 2019, there were no impaired loans that were reduced by specific valuation allowances.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the years ended December 31, 2020 and 2019, there were no discounts for collateral-dependent impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of December 31, 2020 and 2019, there were no foreclosed assets. There were no foreclosed assets re-measured during the year ended December 31, 2020.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the year ended December 31, 2020, the Company added a servicing asset of $152,000 in connection with the sale of $9.8 million in loans. During the year ended December 31, 2019, the Company added a servicing asset of $93,000 in connection with the sale of $6.2 million in loans. For the years ended December 31, 2020 and 2019, the Company amortized $460,000 and 480,000, respectively, using the amortization method for the treatment of servicing loans. The Company recorded an allowance credit provision for the year ended December 31, 2020 totaling $199,000. The Company recorded an allowance debit provision for the year ended December 31, 2019 totaling $162,000.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$46,868	$46,868
Level 2 inputs:
Securities available for sale	17,396	17,396
Securities, restricted	2,431	2,431
Loans held for sale	14,864	16,462
Accrued interest receivable	2,440	2,440
Level 3 inputs:
Securities held to maturity	5,776	5,776
Securities not readily marketable	100	100
Loans, net	397,601	389,143
Servicing asset	809	809
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	57,112	57,112
Level 2 inputs:
Interest bearing deposits	290,903	292,174
Borrowed funds	95,690	95,690
Accrued interest payable	596	596

	December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$20,203	$20,203
Level 2 inputs:
Securities available for sale	12,677	12,677
Securities, restricted	2,417	2,417
Loans held for sale	9,894	10,838
Accrued interest receivable	1,322	1,322
Level 3 inputs:
Securities held to maturity	6,349	6,349
Securities not readily marketable	100	100
Loans, net	289,671	287,823
Servicing asset	918	918
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	33,890	33,890
Level 2 inputs:
Interest bearing deposits	249,711	249,524
Borrowed funds	24,000	24,000
Accrued interest payable	595	595

Note 17. Recent Accounting Pronouncements

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 among other things, requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 was effective on January 1, 2019. The Company adopted ASU 2016-02 as of January 1, 2019, and amounts recorded as right-of-use lease assets and lease liabilities were $1.6 million and $1.7 million, respectively, as of January 1, 2019.

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

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 will be effective for the Company on January 1, 2021 and is not expected to have a significant impact on our financial statements.

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

Note 19. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$221	$1,539
Securities, not readily marketable	100	100
Investment in subsidiaries	57,646	48,494
Other assets	2,175	472
Total assets	$60,142	$50,605

LIABILITIES AND CAPITAL
Other liabilities	$129	$130
Capital	60,013	50,475
Total liabilities and capital	$60,142	$50,605

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Equity in income from subsidiaries	$11,710	$8,561
Other income	527	29
Total income	12,237	8,590
Non-interest expense:
Salaries and employee benefits	682	441
Professional and administrative	267	357
Data processing	1	4
Other	526	23
Total non-interest expense	1,476	825
Income before income taxes	10,761	7,765
Income tax benefit	164	114
Net Income	$10,925	$7,879

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Net Income	$10,925	$7,879
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	19	333
Tax effect	5	70
Other comprehensive income	14	263
Comprehensive income	$10,939	$8,142

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$10,925	$7,879
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(11,710)	(8,561)
Stock based compensation	151	109
Net change in other assets	(1,703)	(356)
Net change in other liabilities	-	(147)
Net cash used in operating activities	(2,337)	(1,076)

Cash Flows from Investing Activities
Contributions to subsidiaries	-	(7,180)
Distributions from subsidiaries	2,571	3,837
Net cash provided by (used in) investing activities	2,571	(3,343)

Cash Flows from Financing Activities
Distributions to previous owners before merger	-	(1,300)
Proceeds from issuance of preferred shares	-	15,506
Dividends paid on Series A Preferred Shares	-	(640)
Dividends paid on Series B Preferred Shares	(1,552)	(781)
Purchase of Series A preferred stock	-	(7,772)
Net cash provided by (used in) financing activities	(1,552)	5,013
Net change in cash and cash equivalents	(1,318)	594
Cash and cash equivalents at beginning of period	1,539	945
Cash and cash equivalents at end of period	$221	$1,539

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$700,000	$-

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Directors and Executive Officers

Directors.   The following table sets forth certain information regarding our directors, including their ages and the years that they began serving as directors of the Company:

Name	Position with the Company	Age at March 1, 2021	Director Since
George L. Ball	Executive Co-Chairman	82	Nov 2018
Barb Bomersbach	Director	46	Mar 2019
Darrell W. Cain	Co-Chairman	64	Nov 2018
Steven B. “Brad” Clapp	Director	48	May 2017
Patrick Howard	Director; President & Chief Operating Officer	59	May 2017
Eric Langford	Director	61	May 2017
Thomas McDougal	Director	81	May 2017
Thomas R. Sanders	Director	46	May 2017
A. Haag Sherman	Director; Chief Executive Officer	55	Oct 2016
Daniel C. Wicker	Director	50	May 2017

Executive Officers.   The following table sets forth certain information regarding our executive officers, including their positions and length of service with the Company.

Name	Position with the Company	Age at March 1, 2021	Director Since
George L. Ball	Executive Co-Chairman	82	Nov 2018
Ken Bramlage	Executive Vice President & Chief Financial Officer	60	—
Patrick Howard	President & Chief Operating Officer	59	May 2017
A. Haag Sherman	Chief Executive Officer	55	Oct 2016

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

Barb Bomersbach.   Ms. Bomersbach has served as a director of the Company since March 2019. Ms. Bomersbach is the Chief Financial Officer of Tristate Midstream, a natural gas gathering company, where she has served in such capacity since 2012. Prior to that time, Ms. Bomersbach was the contract Chief Financial Officer for Tristate Midstream from 2010 to 2011 and the Chief Financial Officer of Wynn Crosby, an oil and gas company, in 2009. Ms. Bomersbach is a Certified Public Accountant and Chartered Financial Analyst, and graduated summa cum laude from Texas A&M University with a BBA and MS in Accounting. We believe Ms. Bomersbach brings to the Board of Directors experience in financial and accounting matters, internal controls and compliance (from an accounting standpoint) and is our audit committee financial expert.

Darrell W. Cain.   Mr. Cain is the non-executive Co-Chairman of the Company. Mr. Cain has served as a director of the Company since November 2018, former Chairman of Tectonic Holdings from 2015 to May 2019 and a partner at Cain Watters since 1983. Mr. Cain founded Cain Watters in 1983 as an accounting and investment advisory firm specializing in financial planning, working exclusively with members of the dental profession, and served as its President from 1983 until 2008; he is currently a partner of Cain Watters. Mr. Cain previously served on the board of directors of T Bancshares and the Bank from their formation until October 2005. Mr. Cain is a graduate of Baylor University where he received both a Bachelor of Business Administration and Master of Public Accounting degree. He holds certified public accountant and investment advisor representative designations. We believe Mr. Cain brings to our board of directors significant investment, financial planning and financial skills important to the oversight of enterprise and operational risk management of the Company.

Steven B. “Brad” Clapp.  Mr. Clapp has served as a director of the Company, T Bancshares and the Bank since May 2017 and served as a board member of Tectonic Holdings from 2015 until its merger with the Company in May 2019. Mr. Clapp is a partner of Cain Watters and currently serves as the Partner in Charge of Information Technology, in addition to his duties of managing the financial plans of approximately 80 families. He has served the clients of the firm in various planning roles including the development of financial plans, tax planning and practice valuations. He joined Cain Watters in 1998 and became a partner in 2008. Mr. Clapp started his career at the international accounting firm KPMG in 1996. Mr. Clapp is a graduate of The University of Arkansas and The University of Denver. We believe Mr. Clapp brings to the board of directors strong investment, accounting and financial skills important to the oversight of our financial reporting and operational risk management.

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

Thomas R. Sanders.  Mr. Sanders has served as a director of the Company, T Bancshares and the Bank since May 2017 and was a director of Tectonic Holdings from 2015 until the Tectonic Merger. Mr. Sanders has been a partner of Cain Watters since 2008 after joining the firm in 2002. He currently serves as Partner in Charge of Tax Services, overseeing a department with over 45 employees that is responsible for filing over 3,500 federal tax returns plus state returns, extensions and personal property tax returns for clients. Mr. Sanders also manages the financial planning relationship for more than 75 of the firm’s clients representing assets under management in excess of $250 million. Mr. Sanders started his career at Deloitte where he spent four years in their tax department including several international assignments. Mr. Sanders graduated from Baylor University in 1998 with a Bachelor of Business Administration and a Masters of Science in Taxation. We believe that Mr. Sanders’ tax expertise enhances the skill set of our board of directors.

A. Haag Sherman.  In connection with the Tectonic Merger, Mr. Sherman was appointed as a director and the Chief Executive Officer of the Company. Prior to such appointment, Mr. Sherman served as Chairman of the Company from November 2017 until the Tectonic Merger, and as Chairman of T Bancshares and the Bank since May 2017. Mr. Sherman was also the Chief Executive Officer and a director of Tectonic Holdings from 2015 until May 2019. Prior to joining the Company, Mr. Sherman co-founded Salient Partners, LP (a Houston-based investment firm) in 2002 and served in various executive positions, including Chief Executive Officer and Chief Investment Officer, through October 2011. In addition, he previously served as an executive officer and partner of The Redstone Companies from 1998 to 2002 where he, among other things, managed a private equity portfolio (where he was responsible for two finance companies). Mr. Sherman has served as a director of Hilltop Holdings, Inc. since its acquisition of PlainsCapital Corporation in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. Mr. Sherman served as a member of the board of directors of CBIZ, Inc. He previously served as a member of the board of directors of Salient MLP & Energy Infrastructure Fund, Blue Dolphin Energy Company, Miller Energy Resources, Inc. and ZaZa Energy Corp. and currently serves on private company boards and as Executive Chairman of the board of trustees of Episcopal High School in Bellaire, Texas. Mr. Sherman previously served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin, Gump, Strauss, Hauer & Feld, LLP from 1992 to 1996 and was an auditor at Price Waterhouse, a public accounting firm, from 1988 to 1989. Mr. Sherman is an attorney and certified public accountant. We believe that Mr. Sherman’s leadership, board expertise, legal background and experience in financial services, including banking, trust and finance companies, qualify him to serve on our board of directors.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The full text of our Code of Business Conduct and Ethics is posted to the Company’s website which is located at https://www.t.financial/investors/governance. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our equity securities, including our common stock with the SEC. Such persons are required by the SEC’s regulations to furnish us with copies of all reports they file pursuant to Section 16.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2020, our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that Patrick Howard and Ken Bramlage each filed one Form 4 late with respect to a transaction occurring on September 30, 2020. In each case, the failure to timely file was inadvertent and has been corrected.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
A. Haag Sherman(2) Chief Executive Officer	2020 2019	300,000 175,000	135,000 100,000	—	—	—	9,334 8,250	444,334 283,250
Patrick Howard President and Chief Operating Officer	2020 2019	270,104 245,850	202,500 132,900	288,600	—	—	13,536 14,079	774,740 392,829
Ken Bramlage Chief Financial Officer	2020 2019	157,792 148,806	83,250 73,750	120,250	—	—	8,656 8,603	369,948 231,159

(1)	The amounts shown in this column are composed of the following items:

Name	Year	Company 401(k) Match	Life Insurance Premiums	Total “All Other Compensation”
Haag Sherman	2020 2019	$8,550 8,250	$784 —	$9,334 8,250
Patrick Howard	2020 2019	$9,975 9,625	$3,560 4,454	$13,535 14,079
Ken Bramlage	2020 2019	$8,104 7,744	$552 859	$8,656 8,603

(2)	Mr. Sherman received compensation from Tectonic Services during the periods prior to the Tectonic Merger in the form of guaranteed payments totaling $125,000, and other compensation totaling $3,375, for a total of $128,375 bringing Mr. Sherman’s total compensation to $411,625 for the year ended December 31, 2019.

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

We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee will review the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites will be awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2020 and 2019 included $2,839 for each year paid by the Company on behalf of Mr. Howard toward a $3,000,000 key man life insurance policy for Mr. Howard. In accordance with his employment agreement, 50% of the death benefit of this policy is payable to Mr. Howard’s named beneficiaries.

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

Patrick Howard. As amended and restated, the employment agreement is for a term expiring on May 14, 2021 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Howard’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $285,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

In connection with the execution of his original employment agreement, Mr. Howard received options to purchase 50,000 shares of our common stock with an exercise price equal to $2.15, which vested on May 15, 2020 (the “3-Year Tectonic Financial Options”), and options to purchase 50,000 shares of our common stock with an exercise price equal to $2.15, which vest on the earlier of Mr. Howard’s termination for any reason other than for cause or May 15, 2021 (the “4-Year Tectonic Financial Options”). In addition, Mr. Howard entered into a unit option agreement with Tectonic Holdings and received options to purchase 50,000 membership units of Tectonic Holdings with an exercise price equal to $3.55, which vested on May 15, 2020 (the “3-Year Tectonic Holdings Options”), and he received options to purchase 50,000 membership units of Tectonic Holdings with an exercise price equal to $3.55, which vest on the earlier of Mr. Howard’s termination by the Company for any reason other than for cause or May 15, 2021 (the “4-Year Tectonic Holdings Options”). As a result of the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock, the 3-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70, which is the sum of the exercise prices of the 3-Year Tectonic Holdings Options and the 3-Year Tectonic Financial Options, and the 4-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70, which is the sum of the exercise prices of the 4-Year Tectonic Holdings Options and the 4-Year Tectonic Financial Options. Additionally, as a result of the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock, the 3-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $5.70 and the 4-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $5.70.

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

Ken Bramlage. As amended and restated, the employment agreement is for a term expiring on May 14, 2020 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Bramlage’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $166,500 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

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

Authorized Shares; Limits on Awards.   The maximum number of common shares that may be issued or transferred pursuant to awards under the Amended and Restated Equity Plan equals 750,000 shares, all of which may be subject to incentive stock option treatment. The Current Plan reserves 750,000 shares of our common stock, of which 190,000 stock options and 210,000 restricted stock grants have been awarded, with 350,000 remaining available for issuance.

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

Performance-Based Awards.   Our board of directors may designate any award, the exercisability or settlement of which is subject to the achievement of performance conditions, as a performance-based award. In order to qualify as performance-based compensation, the performance objective(s) used for the performance-based award must be from the list of performance objectives set forth in the Amended and Restated Equity Plan. The performance objectives set forth in the Amended and Restated Equity Plan are: interest income and expense; net earnings or net income; net interest margin; efficiency ratio; reduction in non-accrual loans and non-interest expense; growth in non-interest income and ratios to earnings assets; net revenue growth and ratio to earning assets; capital ratios; asset or liability interest rate sensitivity and gap; effective tax rate; deposit growth and composition; liquidity management; securities portfolio (value, yield, spread, maturity, or duration); asset growth and composition (loans, securities); non-interest income (e.g., fees, premiums and commissions, loans, wealth management, treasury management, insurance, funds management) and expense; overhead ratios, productivity ratios; credit quality measures; return on assets; return on equity; economic value of equity; compliance and CAMELS or other regulatory ratings; internal controls; enterprise risk measures (e.g., interest rate, loan concentrations, portfolio composition, credit quality, operational measures, compliance ratings, balance sheet, liquidity, insurance); volume in production or loans; non-performing asset or non-performing loan levels or ratios or loan delinquency levels; provision for loan losses or net charge-offs; cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; profit margin; earnings per share; operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of the Company’s stock; return on investment; equity or shareholders’ equity; market share; inventory levels, inventory turn or shrinkage; customer satisfaction; or total shareholder return. Our board of directors may select any number of performance objectives from this list of performance objectives when establishing the performance measures of a performance-based award, but such objectives must be set no later than 90 days after the beginning of the applicable performance period. The Amended and Restated Equity Plan allows performance objectives to be described in terms of objectives that are related to an individual participant or objectives that are company-wide or related to a subsidiary, division, department, region, function or business unit and may be measured on an absolute or cumulative basis or on the basis of percentage of improvement over time, and may be measured in terms of company performance (or performance of the applicable subsidiary, division, department, region, function or business unit) or measured relative to selected peer companies or a market index.

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

Transfer Restrictions.   Subject to certain exceptions, awards under the Amended and Restated Equity Plan are not transferable by the recipient other than by will or the laws of descent and distribution and are generally exercisable, during the recipient’s lifetime, only by him or her.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth our outstanding equity awards as of December 31, 2020:

			Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
A. Haag Sherman	—		—		$—		—	—		—

Patrick Howard	25,000	(1)(2)	25,000	(2)(3)	$4.30	(2)	05/15/2027	60,000	(6)	$288,600
	25,000	(1)(4)	25,000	(3)(4)	7.10	(4)	05/15/2027	—		—

Ken Bramlage	—		10,000	(5)	$4.30		05/15/2027	25,000	(7)	$120,250

(1)	These stock options vested on May 15, 2020.
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

(6)	30,000 of these stock awards vest on December 31, 2023 and 30,000 vest on December 31, 2024.
(7)	12,500 of these stock awards vest on December 31, 2023 and 12,500 vest on December 31, 2024.

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

Director Compensation

The following table shows compensation paid to members of our board of directors and the board of directors of TBI and the Bank during 2020. The Company’s non-employee directors received a fee of $3,750 per meeting paid in cash. For the joint board meetings held by TBI and the Bank, non-employee directors received a fee of $1,000 per meeting paid in cash, as well as the following committee meeting fees: $250 per audit committee meeting, $250 per ALCO committee meeting, $250 per technology committee meeting, $250 per trust committee meeting, $125 per loan committee meeting, $125 per executive committee meeting and $125 per compensation committee meeting, all paid in cash.

	Fees Earned or Paid in Cash		Stock/Option Awards(1)	Total
George L. Ball	$—		$—	$—
Barb Bomersbach	18,750			18,750
Darrell W. Cain	—		—	—
Steven B. Clapp	13,250	(2)		13,250
Patrick Howard	—		—	—
Eric Langford	35,000	(3)	—	35,000	(3)
Thomas McDougal	32,375	(4)	—	32,375	(4)
Thomas R. Sanders	13,250	(5)	—	13,250	(5)
A. Haag Sherman	—		—	—
Daniel C. Wicker	15,875	(6)	—	15,875	(6)

(1)

No stock/option awards were made to the directors during 2020, except for Patrick Howard who received $288,600 of restricted stock grants which is included in the officer’s Summary Compensation table above.

(2)	Represents fees paid in cash for serving on the boards of directors of TBI and the Bank.
(3)	Includes $16,250 in fees paid in cash for serving on the boards of directors of TBI and the Bank.
(4)	Includes $13,625 in fees paid in cash for serving on the boards of directors of TBI and the Bank.
(5)	Represents fees paid in cash for serving on the boards of directors of TBI and the Bank.
(6)	Represents fees paid in cash for serving on the boards of directors of TBI and the Bank.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information regarding the beneficial ownership of our capital stock as of March 29, 2020 for:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each shareholder who beneficially owns more than 5% of our common stock.

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

The percentage of beneficial ownership is based on (x) 6,678,750 shares of our common stock outstanding as of March 29, 2021, which includes options covering an aggregate of 110,000 shares held by Messrs. Howard and Bramlage, which are not vested; and (y) 1,725,000 shares of Series B preferred stock outstanding as of March 29, 2021.

Except as indicated below, the address for each shareholder listed in the table below is: 16200 Dallas Parkway, Suite 190, Dallas, Texas 75248.

	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage	Number	Percentage
Directors and Named Executive Officers
George L. Ball	208,457		3.12%	500	*
Barb Bomersbach	-		*	2,500	*
Darrell W. Cain(1)	215,100		3.22%	-	-
Steven B. “Brad” Clapp(1),(2)	215,100		3.22%	-	-
Patrick Howard	100,250	(3),(4)	1.50%	7,500	*
Eric Langford	250	(4)	*	-	-
Thomas McDougal	250	(4)	*	15,000	*
Thomas R. Sanders	215,100		3.22%	-	-
A. Haag Sherman(5)	2,151,000		32.21%	5,000	*
Daniel C. Wicker	215,100		3.22%	5,000	*
Ken Bramlage	10,000	(6)	*	-	-
Directors and Executive Officers as a Group (11 Persons)	3,330,607		49.87%	35,500	2.06%

*	Represents beneficial ownership of less than 1%.
(1)	All shares of our common stock are pledged to a third party bank under the terms of a loan agreement, which loan is current.
(2)	Includes 5,000 shares held in an IRA for the benefit of Mr. Clapp’s spouse.
(3)

Includes options covering 100,000 shares of our common stock, 50,000 of which vested on May 15, 2020 and 50,000 of which vest on the earlier of Mr. Howard’s termination by the Company without cause, a change in control or May 15, 2021.

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

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2020, and each proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●

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

Support Services Agreement. The Support Services Agreement, dated February 5, 2015 (the “Support Services Agreement”), was entered into by and between Tectonic Advisors and Cain Watters. Pursuant to the Support Services Agreement, Cain Watters agreed to provide Tectonic Advisors with support services, including compliance, human resources, technology, accounting and other services. In addition, pursuant to the Support Services Agreement, the parties agreed to a global fee relationship covering services provided by Tectonic Advisors to Cain Watters’ assets, including those covered by the Due Diligence Agreement described above. In particular, the agreement provides for the following compensation to Tectonic Advisors: (a) 35 basis points of Cain Watters’ assets under management or (b) if Cain Watters’ revenues are less than 45 basis points on client assets, then Tectonic Advisors receives 77% of the combined asset management revenues of Cain Watters, subject to certain minimums for Cain Watters. Currently, Cain Watters’ revenues are higher than 45 basis points on client assets. The Support Services Agreement terminates on the dissolution or liquidation of either party. However, upon a change of control of Tectonic Advisors (either directly or indirectly), Cain Watters and Tectonic Advisors will negotiate an extension of the Support Services Agreement for a mutually agreeable length of time. During the year ended December 31, 2020, Tectonic Advisors earned $1.8 million under the Support Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of operations. Tectonic Advisors had $43,000 in fees receivable related to these services at December 31, 2020.

Fee Allocation Agreement. In January 2006, Tectonic Advisors entered into an agreement with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $186,000 payable to Cain Watters related to this agreement at December 31, 2020, which is included in the accounts payable, related parties line items in the consolidated balance sheet.

CWA Insurance Contribution Agreement. During May 2015, Tectonic Holdings entered into an agreement with Cain Watters under which Cain Watters agrees to refer its clients to Tectonic Holdings, and through it, HWG, so that HWG may present insurance products and solutions for sale to clients of Cain Watters.

Other Related Transactions. Other miscellaneous related party transactions resulted in other amounts due from related parties in the amount of $2,000, included within accounts receivable, related parties on the consolidated balance sheet as of December 31, 2020.

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

Fees Billed by Independent Registered Public Accounting Firm

The Audit Committee has reviewed the following audit and non-audit fees billed to the Company by Whitley Penn LLP for 2020 and 2019 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence, and concluded that such fees did not impair Whitley Penn LLP’s independence. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by Whitley Penn LLP before the services are performed, including all of the services described under “Audit Fees” and “Audit-Related Fees,” “Tax Fees” and “All Other Fees” below. The Audit Committee has pre-approved all of the services provided by Whitley Penn LLP in accordance with the policies and procedures described in the section titled “—Audit Committee Pre-Approval.”

	For the Year Ended December 31,
	2020	2019
Audit Fees(1)	$238,140	$172,683
Audit-Related Fees(2)	24,000	198,221
Tax Fees(3)	49,495	85,173
All Other Fees(4)	204	1,600
Total Fees	$311,839	$457,677

(1)

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10‑K and a review of financial statements included in our Quarterly Reports on Form 10‑Q.

(2)

Audit-related fees consist of issuance of consent letters for relevant SEC filings and services that are normally provided in connection with statutory and regulatory filings or engagements, and for 2019, include the filing of our Registration Statement on Form S‑1 related to our initial public offering.

(3)	Tax compliance fees consisted of tax return filing fees and miscellaneous state and federal income tax related issues. Tax consulting services include routine tax advice and consultation.
(4)	Other fees are those associated with services not captured in the other categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

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
4.1

Specimen common stock certificate of Tectonic Financial, Inc. (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

4.2

Subordinated Note Purchase Agreement for 7.125% Fixed-to-Floating Subordinated Notes due 2027, dated July 17, 2017 (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

4.3

Description of Series B Preferred Stock (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 31, 2020 (File No. 001-38910))

10.1†

Employment Agreement of A. Haag Sherman, dated May 1, 2019 (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.2†

Amended and Restated Employment Agreement of Patrick Howard, dated May 1, 2019 (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.3†

Amended and Restated Employment Agreement of Ken Bramlage, dated May 1, 2019 (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.4†

T Acquisition, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949))

10.5†

Form Notice of Stock Option Award and of Stock Option Award Agreement under T Acquisition, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949))

10.6

Advances and Security Agreement by and between the Federal Home Loan Bank of Dallas and T Bank, N.A., dated June 29, 2006 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.7

Fee Allocation Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), dated July 17, 2008 (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.8

Due Diligence Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), dated February 15, 2006 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.8.1

Supplement to Due Diligence Agreement by and between Cain, Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), dated November 5, 2007 (incorporated by reference from Exhibit 10.8.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.9

Investment Advisory Agreement by and between T Bank, N.A. and III:I Financial Management Research, L.P., dated August 23, 2012 (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.10

Agreement by and between T Bank, N.A. and Cain Watters & Associates, P.L.L.C., dated August 23, 2012 (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.11

Unit Option - Buy Down Agreement by and between A. Haag Sherman and the optionees named therein, dated February 5, 2015 (incorporated by reference from Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.12

Management Services Agreement by and between Tectonic Advisors, LLC and Tectonic Services, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.13

Amended and Restated Promissory Note payable to TIB The Independent BankersBank, N. A., dated May 11, 2017 (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.14

Loan Agreement by and among Tectonic Merger Sub, Inc., T Bancshares, Inc. and TIB The Independent Bankers Bank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.15

Guaranty Agreement by and between Sanders Morris Harris LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.16

Guaranty Agreement by and between Tectonic Advisors, LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.17

Guaranty Agreement by and between Tectonic Holdings, LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.18

Renewal, Extension, and Modification of Loan by and among Tectonic Merger Sub, Inc., T Bancshares, Inc. and TIB The Independent BankersBank, N.A., dated May 11, 2018 (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.19

Management Services Agreement by and between Tectonic Holdings, LLC and Tectonic Services, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.19.1

Amendment to Management Services Agreement by and between Tectonic Advisors, LLC, Sanders Morris Harris LLC, Miller-Green Financial Services, LLC, HWG Insurance Agency, LLC and Tectonic Services, LLC, dated March 1, 2017 (incorporated by reference from Exhibit 10.19.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.19.2

Second Amendment to Management Services Agreement by and between Tectonic Services, LLC, Tectonic Advisors, LLC, Sanders Morris Harris LLC, Miller-Green Financial Services LLC and HWG Insurance Agency LLC, dated October 1, 2017 (incorporated by reference from Exhibit 10.19.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.20

Support Services Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC, dated February 5, 2015 (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tectonic Financial agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request) (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.21

Insurance Contribution Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Holdings, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.22

Amended and Restated Investment Advisory Agreement by and between T Bank, N.A. and Tectonic Advisors, LLC, dated May 14, 2015 (incorporated by reference from Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.23

Loan Agreement by and between Dental Community Financial Holdings, Ltd., and Tectonic Advisors, LLC, dated January 1, 2017 (incorporated by reference from Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.23.1

Promissory Note made payable to Dental Community Financial Holdings, Ltd. by Tectonic Advisors, LLC, dated January 1, 2017 (incorporated by reference from Exhibit 10.23.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.24

Tax Sharing Agreement by and between T Acquisition, Inc., T Bancshares, Inc. and T Bank N.A., dated May 15, 2017 (incorporated by reference from Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.25

Tax Sharing Agreement by and between T Acquisition, Inc. and Tectonic Holdings, LLC, effective May 15, 2017 (incorporated by reference from Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.26

Expense Sharing Agreement by and between T Bank N.A. and Tectonic Holdings, LLC, effective May 15, 2017 (incorporated by reference from Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

21.1	Subsidiaries of Tectonic Financial, Inc.*
23.1	Consent of Whitley Penn LLP*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tectonic Financial, Inc.

Dated:	March 31, 2021	By:	/s/ A. Haag Sherman
A. Haag Sherman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ A. Haag Sherman	Director, Chairman, Chief Executive Officer and	March 31, 2021
A. Haag Sherman	Principal Executive Officer

/s/ Ken Bramlage	Executive Vice President, Chief Financial Officer and	March 31, 2021
Ken Bramlage	Principal Accounting Officer

/s/ Patrick Howard	Director and President	March 31, 2021
Patrick Howard

/s/ George L. Ball	Director	March 31, 2021
George L. Ball

/s/ Barb Bomersbach	Director	March 31, 2021
Barb Bomersbach

/s/ Darrell Cain	Director	March 31, 2021
Darrell Cain

/s/ Steven B. Clapp	Director	March 31, 2021
Steven B. Clapp

/s/ Eric Langford	Director	March 31, 2021
Eric Langford

/s/ Thomas McDougal	Director	March 31, 2021
Thomas McDougal, DDS

/s/ Thomas Sanders	Director	March 31, 2021
Thomas Sanders

/s/ Daniel C. Wicker	Director	March 31, 2021
Daniel C. Wicker