Form 10-K/A
period 2020-12-31
Tectonic Financial, Inc.
filed 2021-05-05
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10−K/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 initially filed by Tectonic Financial, Inc. (the “Registrant”) with the Securities and Exchange Commission on March 31, 2021 (the “Original Form 10-K”) is to insert the signature of our independent registered public accounting firm, Whitley Penn LLP, in their report contained in Item 8, and in their consent filed as Exhibit 23.1, which was inadvertently omitted from the report and consent filed with the Original Form 10-K. Other than the inclusion with this Amendment No. 1 of new certifications required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 does not modify or update any other information contained in the Original Form 10-K. Further, this Amendment No. 1 does not update or modify in any way the results of operations, financial position, cash flows or related disclosures of the Registrant in the Original Form 10-K.

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

Note 19. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$221	$1,539
Securities, not readily marketable	100	100
Investment in subsidiaries	57,646	48,494
Other assets	2,175	472
Total assets	$60,142	$50,605

LIABILITIES AND CAPITAL
Other liabilities	$129	$130
Capital	60,013	50,475
Total liabilities and capital	$60,142	$50,605

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Equity in income from subsidiaries	$11,710	$8,561
Other income	527	29
Total income	12,237	8,590
Non-interest expense:
Salaries and employee benefits	682	441
Professional and administrative	267	357
Data processing	1	4
Other	526	23
Total non-interest expense	1,476	825
Income before income taxes	10,761	7,765
Income tax benefit	164	114
Net Income	$10,925	$7,879

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Net Income	$10,925	$7,879
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	19	333
Tax effect	5	70
Other comprehensive income	14	263
Comprehensive income	$10,939	$8,142

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$10,925	$7,879
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(11,710)	(8,561)
Stock based compensation	151	109
Net change in other assets	(1,703)	(356)
Net change in other liabilities	-	(147)
Net cash used in operating activities	(2,337)	(1,076)

Cash Flows from Investing Activities
Contributions to subsidiaries	-	(7,180)
Distributions from subsidiaries	2,571	3,837
Net cash provided by (used in) investing activities	2,571	(3,343)

Cash Flows from Financing Activities
Distributions to previous owners before merger	-	(1,300)
Proceeds from issuance of preferred shares	-	15,506
Dividends paid on Series A Preferred Shares	-	(640)
Dividends paid on Series B Preferred Shares	(1,552)	(781)
Purchase of Series A preferred stock	-	(7,772)
Net cash provided by (used in) financing activities	(1,552)	5,013
Net change in cash and cash equivalents	(1,318)	594
Cash and cash equivalents at beginning of period	1,539	945
Cash and cash equivalents at end of period	$221	$1,539

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$700,000	$-

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - the following are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2020 and 2019

Consolidated Statements of Income – Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows – Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes

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

21.1	Subsidiaries of Tectonic Financial, Inc.
23.1	Consent of Whitley Penn LLP*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tectonic Financial, Inc.

Dated:	May 5, 2021	By:	/s/ Ken Bramlage
Ken Bramlage
Executive Vice President & Chief Financial Officer