Form 10-Q
period 2021-03-31
Tectonic Financial, Inc.
filed 2021-05-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2021 was 6,568,750 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$5,408	$7,515
Interest-bearing deposits	38,117	38,579
Federal funds sold	932	774
Total cash and cash equivalents	44,457	46,868
Securities available for sale	16,115	17,396
Securities held to maturity	5,753	5,776
Securities, restricted at cost	2,431	2,431
Securities, not readily marketable	100	100
Loans held for sale	13,769	14,864
Loans, net of allowance for loan losses of $3,158 and $2,941, respectively	427,021	397,601
Bank premises and equipment, net	4,768	4,849
Core deposit intangible, net	928	979
Goodwill	10,729	10,729
Deferred tax asset	476	83
Other assets	11,882	11,750
Total assets	$538,429	$513,426

LIABILITIES
Demand deposits:
Non-interest-bearing	$57,182	$57,112
Interest-bearing	127,008	116,278
Time deposits	168,482	174,625
Total deposits	352,672	348,015
Borrowed funds	102,100	83,690
Subordinated notes	12,000	12,000
Other liabilities	7,878	9,708
Total liabilities	474,650	453,413

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020)	17	17
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at March 31, 2021 and December 31, 2020)	66	66
Additional paid-in capital	39,286	39,201
Retained earnings	24,571	20,661
Accumulated other comprehensive (loss) income	(161)	68
Total shareholders’ equity	63,779	60,013
Total liabilities and shareholders’ equity	$538,429	$513,426

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data and share amounts)	2021	2020
Interest Income
Loan, including fees	$6,163	$4,741
Securities	146	312
Federal funds sold	-	2
Interest-bearing deposits	5	60
Total interest income	6,314	5,115
Interest Expense
Deposits	661	1,258
Borrowed funds	289	241
Total interest expense	950	1,499
Net interest income	5,364	3,616
Provision for loan losses	428	788
Net interest income after provision for loan losses	4,936	2,828
Non-interest Income
Trust income	1,440	1,277
Gain on sale of loans	-	432
Advisory income	3,017	2,494
Brokerage income	2,466	2,071
Service fees and other income	2,306	1,736
Rental income	88	91
Total non-interest income	9,317	8,101
Non-interest Expense
Salaries and employee benefits	5,768	4,904
Occupancy and equipment	427	533
Trust expenses	564	555
Brokerage and advisory direct costs	506	486
Professional fees	450	374
Data processing	205	192
Other	775	778
Total non-interest expense	8,695	7,822
Income before Income Taxes	5,558	3,107
Income tax expense	1,260	706
Net Income	4,298	2,401
Preferred stock dividends	388	388
Net income available to common stockholders	$3,910	$2,013

Earnings per common share:
Basic	$0.60	$0.31
Diluted	0.59	0.31

Weighted average common shares outstanding	6,568,750	6,568,750
Weighted average diluted shares outstanding	6,618,840	6,568,750

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net Income	$4,298	$2,401
Other comprehensive income:
Change in unrealized gain on investment securities available for sale	(291)	68
Tax effect	(62)	14
Other comprehensive (loss) income	(229)	54
Comprehensive Income	$4,069	$2,455

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	2,401	-	2,401
Other comprehensive income	-	-	-	-	54	54
Stock based compensation	-	-	24	-	-	24
Balance at March 31, 2020	$17	$66	$39,074	$13,301	$108	$52,566

Balance at January 1, 2021	$17	$66	$39,201	$20,661	$68	$60,013
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	4,298	-	4,298
Other comprehensive (loss) income	-	-	-	-	(229)	(229)
Stock based compensation	-	-	85	-	-	85
Balance at March 31, 2021	$17	$66	$39,286	$24,571	$(161)	$63,779

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$4,298	$2,401
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	428	788
Depreciation and amortization	85	150
Accretion of discount on loans	(32)	(34)
Core deposit intangible amortization	51	51
Securities premium amortization, net	30	9
Origination of loans held for sale	(7,785)	(8,704)
Proceeds from payments and sales of loans held for sale	57	6,640
Gain on sale of loans	-	(432)
Stock based compensation	85	24
Deferred income tax (benefit) expense	(333)	177
Net change in:
Servicing assets, net	54	690
Other assets	(189)	(1,003)
Other liabilities	(1,830)	(1,037)
Net cash used in operating activities	(5,081)	(280)
Cash Flows from Investing Activities
Purchase of securities available for sale	(75,000)	(2,011)
Principal payments, calls and maturities of securities available for sale	75,968	2,564
Principal payments of securities held to maturity	16	66
Purchase of securities, restricted	(2,044)	(7)
Proceeds from sale of securities, restricted	2,044	-
Net change in loans	(20,993)	(52)
Purchases of premises and equipment	-	(3)
Net cash (used in) provided by investing activities	(20,009)	557
Cash Flows from Financing Activities
Net change in demand deposits	10,800	2,381
Net change in time deposits	(6,143)	60,925
Proceeds from borrowed funds	60,665	23,000
Repayment of borrowed funds	(42,255)	(35,000)
Dividends paid on Series B preferred shares	(388)	(388)
Net cash provided by financing activities	22,679	50,918
Net change in cash and cash equivalents	(2,411)	51,195
Cash and cash equivalents at beginning of period	46,868	20,203
Cash and cash equivalents at end of period	$44,457	$71,398

Non Cash Transactions
Lease liabilities incurred in exchange for right-of-use assets	$56	$207
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,189	$1,715

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Significant Accounting Policies

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company that offers, through its subsidiaries, banking and other financial services including trust, investment advisory, securities brokerage, third-party administration, recordkeeping and insurance services to individuals, small businesses and institutions across the United States. The Company was formed in October 2016 for the purpose of acquiring T Bancshares, Inc. (“TBI”), which acquisition was completed on May 15, 2017.

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

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions, and The Nolan Company (“Nolan”), operating as a division within the Bank, offers third party administration (“TPA”) services. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain Watters & Associates L.L.C. (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the trust operations in April 2006, which has been amended from time to time, most recently in July 2016. See Note 12, Related Parties, to these consolidated financial statements for more information. In addition, the Nolan division of the Bank offers TPA services and provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Basis of Presentation. The consolidated financial statements on this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020 in the audited financial statements included within our Annual Report on Form 10-K (File No 001-38910), filed with the SEC on March 31, 2021 and amended on Form 10-K/A on May 5, 2021.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year ending December 31, 2021.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended March 31,
(In thousands, except per share data)	2021	2020
Net income available to common shareholders	$3,910	$2,013

Average shares outstanding	6,569	6,569
Effect of dilutive securities	50	-
Average diluted shares outstanding	6,619	6,569

Basic earnings per share	$0.60	$0.31
Diluted earnings per share	$0.59	$0.31

As of March 31, 2021, options to purchase 117,500 shares of common stock, with a weighted average exercise price of $4.30, were included in the computation of diluted net earnings per share, and options to purchase 72,500 shares of common stock, with a weighted average exercise price of $7.10, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive. In addition, as of March 31, 2021, 210,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and fair value of securities is presented below.

	March 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,200	$8	$274	$13,934
Mortgage-backed securities	2,119	62	-	2,181
Total securities available for sale	$16,319	$70	$274	$16,115

Securities held to maturity:
Property assessed clean energy	$5,753	$-	$-	$5,753
Securities, restricted:
Other	$2,431	$-	$-	$2,431

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,936	$38	$25	$14,949
Mortgage-backed securities	2,373	74	-	2,447
Total securities available for sale	$17,309	$112	$25	$17,396

Securities held to maturity:
Property assessed clean energy	$5,776	$-	$-	$5,776

Securities, restricted:
Other	$2,431	$-	$-	$2,431

Securities not readily marketable	$100	$-	$-	$100

Securities available for sale consist of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy investments. These investment contracts or bonds located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Securities, restricted consist of Federal Reserve Bank of Dallas (“FRB”) and Federal Home Loan Bank of Dallas (“FHLB”) stock, which are carried at cost.

As of March 31, 2021 and December 31, 2020, securities available for sale with a fair value of $410,000 and $554,000, respectively, were pledged against trust deposit balances held at the Bank.

As of March 31, 2021 and December 31, 2020, the Bank held FRB stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.2 million as of March 31, 2021 and December 31, 2020. The FRB stock and FHLB stock were classified as restricted securities.

As of March 31, 2021 and December 31, 2020, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of March 31, 2021:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$13,437	$274	$-	$-	$13,437	$274

The number of investment positions in this unrealized loss position totaled eight as of March 31, 2021. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of March 31, 2021, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities as of March 31, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,251	$1,242	$830	$830
Due after five years through ten years	8,995	8,838	2,194	2,194
Due after ten years	3,954	3,854	2,729	2,729
Mortgage-backed securities	2,119	2,181	-	-
Total	$16,319	$16,115	$5,753	$5,753

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$77,889	$79,864
Consumer installment	10,334	10,259
Real estate – residential	3,581	4,319
Real estate – commercial	49,236	44,484
Real estate – construction and land	8,673	8,396
SBA:
SBA 7(a) guaranteed	190,292	164,687
SBA 7(a) unguaranteed	51,947	52,179
SBA 504	37,423	35,553
USDA	802	801
Other	2	-
Gross Loans	430,179	400,542
Less:
Allowance for loan losses	3,158	2,941
Net loans	$427,021	$397,601

During the second quarter of 2020, the Company began participating in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans at March 31, 2021, were $102.1 million of loans originated under the PPP.

As of March 31, 2021, our loan portfolio included $68.1 million of loans, approximately 15.8% of our total funded loans (20.8% of total funded loans, net of PPP loans) to the dental industry, as compared to $67.2 million of loans, or 16.8% of total funded loans (21.1% of total funded loans, net of PPP loans), at December 31, 2020. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $13.8 million and $14.9 million of SBA loans held for sale as of March 31, 2021 and December 31, 2020, respectively. There were no loans sold during the three months ended March 31, 2021. The Company elected to reclassify $8.8 million of the SBA 7(a) loans held for sale to loans held for investment during the three months ended March 31, 2021.

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

The Company originates SBA loans which are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic SBA 7(a) loan guaranty program and the 504 loan program in conjunction with junior lien financing from a Certified Development Company (“CDC”). The SBA has designated the Bank as a “Preferred Lender.” As an SBA Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority from the SBA.

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the SBA 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company and outstanding as of March 31, 2021.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Non-accrual loans:
Real estate – commercial	$156	$158
SBA guaranteed	3,590	1,118
SBA unguaranteed	1,127	517
Total	$4,873	$1,793

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

The provisions of the CARES Act include an election to temporarily suspend accounting for troubled debt restructurings in certain circumstances, such as extensions or deferrals, related to the COVID-19 pandemic. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of the COVID-19 national emergency. In 2020, federal banking regulators, in consultation with the Financial Accounting Standards Board (“FASB”), issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings. The Company elected to adopt these provisions of the CARES Act. At March 31, 2021, there were no loans in COVID-19-related deferment. At December 31, 2020, there were 11 loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $4.3 million.

As of March 31, 2021 and December 31, 2020, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2021						Three Months Ended
Commercial and industrial	$100	$100	$-	$100	$-	$33	$-
SBA	12,289	8,401	-	8,401	-	4,784	-
Total	$12,389	$8,501	$-	$8,501	$-	$4,817	$-

December 31, 2020						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$10	$-
Real estate – construction and land	-	-	-	-	-	313	-
SBA	6,649	2,976	-	2,976	-	3,206	61
Total	$6,649	$2,976	$-	$2,976	$-	$3,529	$61

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
March 31, 2021
Commercial and industrial	$-	$-	$-	$77,889	$77,889	$-
Consumer installment	-	-	-	10,334	10,334	-
Real estate – residential	-	-	-	3,581	3,581	-
Real estate – commercial	144	156	300	48,936	49,236	-
Real estate – construction and land	-	-	-	8,673	8,673	-
SBA	-	1,635	1,635	278,027	279,662	-
USDA	-	-	-	802	802	-
Other	-	-	-	2	2	-
Total	$144	$1,791	$1,935	$428,244	$430,179	$-

December 31, 2020
Commercial and industrial	$-	$-	$-	$79,864	$79,864	$-
Consumer installment	-	-	-	10,259	10,259	-
Real estate – residential	-	-	-	4,319	4,319	-
Real estate – commercial	121	158	279	44,205	44,484	-
Real estate – construction and land	-	-	-	8,396	8,396	-
SBA	-	1,635	1,635	250,784	252,419	-
USDA	-	-	-	801	801	-
Other	-	-	-	-	-	-
Total	$121	$1,793	$1,914	$398,628	$400,542	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial and industrial	$77,314	$475	$-	$100	$-	$77,889
Consumer installment	10,334	-	-	-	-	10,334
Real estate – residential	3,581	-	-	-	-	3,581
Real estate – commercial	49,080	-	-	156	-	49,236
Real estate – construction and land	8,459	-	-	214	-	8,673
SBA	271,007	2,974	2,327	3,354	-	279,662
USDA	802	-	-	-	-	802
Other	2	-	-	-	-	2
Total	$420,579	$3,449	$2,327	$3,824	$-	$430,179

December 31, 2020
Commercial and industrial	$79,134	$730	$-	$-	$-	$79,864
Consumer installment	10,259	-	-	-	-	10,259
Real estate – residential	4,319	-	-	-	-	4,319
Real estate – commercial	44,326	-	-	158	-	44,484
Real estate – construction and land	8,396	-	-	-	-	8,396
SBA	243,533	5,242	1,794	1,850	-	252,419
USDA	801	-	-	-	-	801
Total	$390,768	$5,972	$1,794	$2,008	$-	$400,542

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
Three months ended:
March 31, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941
Provision for loan losses	109	9	(6)	54	11	250	1	-	428
Charge-offs	-	-	-	-	-	(215)	-	-	(215)
Recoveries	-	-	-	-	-	4	-	-	4
Net charge-offs	-	-	-	-	-	(211)	-	-	(211)
Ending balance	$1,037	$100	$46	$581	$111	$1,264	$19	$-	$3,158

March 31, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408
Provision for loan losses	421	48	21	228	62	8	-	-	788
Charge-offs	-	-	-	-	-	(11)	-	-	(11)
Recoveries	33	-	-	-	-	3	-	-	36
Net charge-offs	33	-	-	-	-	(8)	-	-	25
Ending balance	$955	$75	$43	$575	$138	$435	$-	$-	$2,221

The Company’s allowance for loan losses as of March 31, 2021 and December 31, 2020 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,037	100	46	581	111	1,264	19	-	3,158
Ending balance	$1,037	$100	$46	$581	$111	$1,264	$19	$-	$3,158

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	928	91	52	527	100	1,225	18	-	2,941
Ending balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941

The Company’s recorded investment in loans as of March 31, 2021 and December 31, 2020 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2021
Loans individually evaluated for impairment	$100	$-	$-	$-	$-	$8,401	$-	$-	$8,501
Loans collectively evaluated for impairment	77,789	10,334	3,581	49,236	8,673	271,261	802	2	421,678
Ending balance	$77,889	$10,334	$3,581	$49,236	$8,673	$279,662	$802	$2	$430,179

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,976	$-	$-	$2,976
Loans collectively evaluated for impairment	79,864	10,259	4,319	44,484	8,396	249,443	801	-	397,566
Ending balance	$79,864	$10,259	$4,319	$44,484	$8,396	$252,419	$801	$-	$400,542

Note 4. Leases

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2021 and 2024 with initial non-cancellable terms in excess of one year.

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of March 31, 2021 and December 31, 2020, right-of-use assets totaled $828,000 and $963,000, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $852,000 and $1.0 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of March 31, 2021, the weighted average remaining lease term is nineteen months, and the weighted average discount rate is 4.62%.

As of March 31, 2021, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2021	$412
2022	395
2023	76
2024	7
Total minimum rental payments	890
Less: Interest	(38)
Present value of lease liabilities	$852

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2021 were $877,000 through 2027.

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Goodwill	$10,729	$10,729
Core deposit intangible, net	928	979

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $51,000 for the three months ended March 31, 2021 and 2020.

The carrying basis and accumulated amortization of the core deposit intangible as of March 31, 2021 and December 31, 2020 were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(780)	(729)
Net carrying amount	$928	$979

The estimated amortization expense of the core deposit intangible remaining as of March 31, 2021 is as follows:

(In thousands)
2021 remaining	$151
2022	208
2023	210
2024	210
2025	149
Total	$928

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	March 31, 2021		December 31, 2020
Non-interest bearing demand	$57,182	16%	$57,112	16%
Interest-bearing demand (NOW)	6,990	2	5,060	2
Money market accounts	113,680	32	105,079	30
Savings accounts	6,338	2	6,139	2
Time deposits	168,482	48	174,625	50
Total	$352,672	100%	$348,015	100%

Time deposits of $250,000 and over totaled $68.3 million and $59.6 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 the scheduled maturities of time deposits were as follows:

(In thousands)
2021	$75,976
2022	63,680
2023	16,673
2024	6,388
2025	5,503
Thereafter	262
Total	$168,482

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of March 31, 2021 and December 31, 2020 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $34.7 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2021 and December 31, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $25.9 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB at March 31, 2021 and December 31, 2020. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). At March 31, 2021, the Bank pledged $102.1 million of PPP loans to the FRB under the PPPLF to borrow $102.1 million of funds at a rate of 0.35%, with maturities ranging from April 2022 through March 2026. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of March 31, 2021 and December 31, 2020, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under IRS guidance. At its discretion, the Company may also make additional annual contributions to the plan. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plan. No discretionary contributions were made during the three months ended March 31, 2021 and 2020.

The amount of employer contributions charged to expense under the two plans was $163,000 and $124,000 for the three months ended March 31, 2021 and 2020, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of March 31, 2021 and December 31, 2020.

Note 9. Income Taxes

Income tax expense was $1.3 million and $706,000 for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective income tax rate was 22.7% for the three months ended March 31, 2021 and 2020.

Net deferred tax assets totaled $476,000 and $83,000 at March 31, 2021 and December 31, 2020, respectively.

The Company files U.S. federal and state income tax returns.

Note 10. Stock Compensation Plans

The board of directors and shareholders adopted the Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan was amended and restated by the Company and its shareholders effective March 27, 2019 in connection with the Company’s initial public offering. The Plan is administered by the Compensation Committee of the Company’s board of directors and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each stock option is no longer than 10 years from the date of the grant.

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each stock option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model. The fair value of each grant award was estimated on the date of grant by a third party using the market approach based on the application of latest 12-month Company metrics to guideline public company multiples. There were no issues, forfeitures or exercises in the Plan during the three months ended March 31, 2021 and 2020.

The number of options outstanding and the weighted average exercise price, respectively, as of both March 31, 2021 and December 31, 2020 was 190,000 and $5.37. The weighted average contractual life as of March 31, 2021 and December 31, 2020 was 6.12 years and 6.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of March 31, 2021 and December 31, 2020 was $1.94.

As of March 31, 2021, there were 50,000 stock options outstanding that vested on May 15, 2020, the third anniversary of the grant date, for which compensation has been fully recognized. As of March 31, 2021, these options were not exercised. In addition, there were 140,000 stock options outstanding as of March 31, 2021 that vest on May 15, 2021, the fourth anniversary of the grant date. The Company is recording compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $16,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively, related to the stock options. As of March 31, 2021, there was $8,000 of total unrecognized compensation cost related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of March 31, 2021, all 210,000 awarded shares were outstanding, and the grant date fair value was $4.81. The weighted average contractual life as of March 31, 2021 and December 31, 2020 was 3.21 years and 3.46 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $69,000 for the three months ended March 31, 2021 related to the restricted stock awards. No salaries and benefits expense was recognized related to the restricted stock awards during the three months ended March 31, 2020. As of March 31, 2021, there was $843,000 of unrecognized compensation cost related to the stock awards.

Note 11. Commitments and Contingencies

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

The following table summarizes loan commitments:

(In thousands)	March 31, 2021	December 31, 2020
Undisbursed loan commitments	$16,556	$19,880
Standby letters of credit	162	162
	$16,718	$20,042

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of March 31, 2021 and December 31, 2020.

Employment Agreements

The Company is party to amended and restated employment agreements with Patrick Howard, President and Chief Operating Officer of the Company, and Ken Bramlage, Executive Vice President and Chief Financial Officer of the Company. In addition, the Company entered into an employment agreement with A. Haag Sherman, Chief Executive Officer of the Company, in connection with the Company’s merger with Tectonic Holdings and its initial public offering. Messrs. Sherman and Howard’s employment agreements have a four year term and Mr. Bramlage’s employment agreement has a three year term. Each employment agreement is automatically renewable for an additional one-year term unless either party elects not to renew.

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $304,000 and $424,000 during the three months ended March 31, 2021 and 2020, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had no amounts receivable at March 31, 2021, and $43,000 in fees receivable related to these services at December 31, 2020, which is included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement:  In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $205,000 and $198,000 payable to Cain Watters related to this agreement at March 31, 2021 and December 31, 2020, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of March 31, 2021, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $5.0 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

As of March 31, 2021, the Bank had PPP loans to certain of its directors and their affiliated companies totaling $2.8 million in the aggregate. These loans were made to the Bank’s directors and their affiliated companies on the same terms as all other loans originated by the Bank under the PPP, established by the CARES Act. In addition, these loans were approved by the board of directors of the Bank in accordance with the Bank’s regulatory and policy requirements.

Note 13. Regulatory Matters

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of March 31, 2021, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$55,286	19.58%	$29,644	10.50%	$28,233	10.00%
T Bank, N.A.	53,624	19.16	29,391	10.50	27,991	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	52,129	18.46	23,998	8.50	22,586	8.00
T Bank, N.A.	50,467	18.03	23,793	8.50	22,393	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	34,879	12.35	19,763	7.00	18,351	6.50
T Bank, N.A.	50,467	18.03	19,594	7.00	18,194	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	52,129	12.34	16,892	4.00	21,115	5.00
T Bank, N.A.	50,467	12.15	16,615	4.00	20,769	5.00

As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$50,987	18.22%	$29,379	10.50%	$27,980	10.00%
T Bank, N.A.	50,012	18.25	28,782	10.50	27,411	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	48,046	17.17	23,783	8.50	22,384	8.00
T Bank, N.A.	47,071	17.17	23,299	8.50	21,929	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	30,796	11.01	19,586	7.00	18,187	6.50
T Bank, N.A.	47,071	17.17	19,188	7.00	17,817	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	48,046	11.66	16,480	4.00	20,601	5.00
T Bank, N.A.	47,071	11.58	16,257	4.00	20,322	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of March 31, 2021, approximately $20.9 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management, and additionally, Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital.

Note 14. Operating Segments

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three months ended March 31, 2021 and 2020:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2021
Income Statement
Total interest income	$6,314	$-	$-	$6,314
Total interest expense	731	-	219	950
Provision for loan losses	428	-	-	428
Net-interest income (loss) after provision for loan losses	5,155	-	(219)	4,936
Non-interest income	184	9,048	85	9,317
Depreciation and amortization expense	92	39	-	131
All other non-interest expense	2,135	6,080	349	8,564
Income (loss) before income tax	$3,112	$2,929	$(483)	$5,558

Goodwill and other intangibles	$9,307	$2,350	$-	$11,657
Total assets	$527,551	$10,467	$411	$538,429

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2020
Income Statement
Total interest income	$5,115	$-	$-	$5,115
Total interest expense	1,280	-	219	1,499
Provision for loan losses	788	-	-	788
Net-interest income (loss) after provision for loan losses	3,047	-	(219)	2,828
Non-interest income	462	7,639	-	8,101
Depreciation and amortization expense	93	107	-	200
All other non-interest expense	2,031	5,351	240	7,622
Income (loss) before income tax	$1,385	$2,181	$(459)	$3,107

Goodwill and other intangibles	$9,508	$2,350	$-	$11,858
Total assets	$407,557	$9,735	$316	$417,608

Note 15. Fair Value of Financials Instruments

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2021
Securities available for sale:
U.S. government agencies	$-	$13,934	$-	$13,934
Mortgage-backed securities	-	2,181	-	2,181
As of December 31, 2020
Securities available for sale:
U.S. government agencies	$-	$14,949	$-	$14,949
Mortgage-backed securities	-	2,447	-	2,447

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three months ended March 31, 2021, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of March 31, 2021 and December 31, 2020, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of March 31, 2021 and December 31, 2020, there were no foreclosed assets. There were no foreclosed assets re-measured during the three months ended March 31, 2021 and 2020.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three months ended March 31, 2021, the Company had no sale of loans and did not add any servicing assets. During the three months ended March 31, 2020, the Company added servicing assets totaling $92,000 in connection with the sale of $6.2 million in loans. There was no allowance provision for the three months ended March 31, 2021 and 2020.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$44,457	$44,457
Level 2 inputs:
Securities available for sale	16,115	16,115
Securities, restricted	2,431	2,431
Loans held for sale	13,769	15,504
Accrued interest receivable	2,035	2,035
Level 3 inputs:
Securities held to maturity	5,753	5,753
Securities not readily marketable	100	100
Loans, net	427,021	417,664
Servicing asset	756	756
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	57,182	57,182
Level 2 inputs:
Interest bearing deposits	295,490	304,168
Borrowed funds	114,100	114,100
Accrued interest payable	357	357

	December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$46,868	$46,868
Level 2 inputs:
Securities available for sale	17,396	17,396
Securities, restricted	2,431	2,431
Loans held for sale	14,864	16,462
Accrued interest receivable	2,440	2,440
Level 3 inputs:
Securities held to maturity	5,776	5,776
Securities not readily marketable	100	100
Loans, net	397,601	389,143
Servicing asset	809	809
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	57,112	57,112
Level 2 inputs:
Interest bearing deposits	290,903	292,174
Borrowed funds	95,690	95,690
Accrued interest payable	596	596

Note 16. Recent Accounting Pronouncements

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

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 became effective for the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “2020 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2020 Form 10-K, and under the section entitled “Risk Factors” in this Form 10-Q, including, but not limited to, the following:

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

Our website and the information contained on or accessible through our website is not incorporated by reference into, and is not a part of, this Form 10-Q.

COVID-19 Update

The Company continues to actively monitor developments related to the COVID-19 pandemic including the progress of COVID-19 vaccines, the effects of the CARES Act and the American Rescue Plan Act of 2021 and the prospects for additional fiscal stimulus programs; however, the extent to which each will impact our operations and financial results in 2021 remains uncertain.

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, allocated an additional $284 billion to the SBA to fund a second round of PPP and extended the application period for the PPP to March 31, 2021. The application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. The Company is actively participating in the second round of the PPP and began submitting applications to the SBA for borrowers on January 15, 2021 when the application window opened. The PPP was adjusted for the second round to allow applications from both first time borrowers and those that obtained loans during the first round of the PPP. The revised PPP, among other things, requires that borrowers demonstrate or certify that they experienced a 25% or greater reduction in gross receipts from a quarter in 2020 compared to the same quarter in 2019 and certify that current economic uncertainty makes the loan request necessary to support their ongoing operations. The Bank funded 622 PPP loans, for $64.2 million related to the second round of PPP during the three months ended March 31, 2021, and as of March 31, 2021, the Bank had outstanding $102.1 million of PPP loans in its loan portfolio. Management believes that the majority of these PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the PPP over the coming quarters.

While all industries could experience adverse effects related to the COVID-19 pandemic, the loan portfolio includes customers in industries such as dental, travel, hotel, leisure, retail, convenience store, restaurant and entertainment, which industries have all been adversely impacted by the COVID-19 pandemic. While the Company has not experienced any material losses related to such industries in the portfolio, management recognizes that these industries may take longer to recover and continues to monitor these customers closely. The commercial credit area continues to communicate regularly with the borrowers and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. The Company increased its allowance for loan losses from $2.2 million as of March 31, 2020 to $3.2 million as of March 31, 2021, due in part to the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic.

For more information on the COVID-19 pandemic, see “Recent Developments Related to the COVID-19 Pandemic” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A., “Risk Factors,” in our 2020 Form 10-K.

The impact of the COVID-19 pandemic on the Company for the periods covered by this Form 10-Q is detailed in each applicable section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below.

General

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, recordkeeping and insurance to individuals, small businesses and institutions in all 50 states.

The following discussion and analysis presents our consolidated financial condition as of March 31, 2021 and December 31, 2020, and our consolidated results of operations for the three months ended March 31, 2021 and 2020. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2020 Form 10-K.

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

Accounting policies related to the allowance for loan losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance, which includes allowance allocations calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in our loan portfolio. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2020 Form 10-K for additional information regarding critical accounting policies.

Performance Summary

Net income available to common shareholders increased $1.9 million, or 95.0%, to $3.9 million for the three months ended March 31, 2021, compared to $2.0 million for the three months ended March 31, 2020. Earnings per diluted common share was $0.59 and $0.31 for the three months ended March 31, 2021 and 2020, respectively. The increase in earnings was primarily due to increased revenue in the Banking and Other Financial Services segments.

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this Form 10-Q contains financial information determined by methods other than in accordance with GAAP, which includes return on average tangible common equity. We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. We calculate average tangible common equity as average shareholders’ equity less average goodwill, average core deposit intangible and average preferred stock. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity. We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, measures and ratios prepared in accordance with GAAP.

For the three months ended March 31, 2021, annual return on average assets was 3.38%, compared to 2.61% for the same period in the prior year, and annual return on average tangible common equity was 49.85%, compared to 37.55% for the same period in the prior year. The higher annual return ratios for the three months ended March 31, 2021 was due to an increase in income which outpaced the increases in average assets and average tangible common equity compared to the same period in the prior year. The growth in average tangible common equity between the two periods is primarily related to earnings, net of preferred dividends paid, from March 31, 2020 to March 31, 2021. The growth in average assets is primarily attributable to growth in loans.

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands, except percentages)	As of and for the Three Months Ended March 31, 2021	As of and for the Three Months Ended March 31, 2020
Income available to common shareholders	$3,910	$2,013

Average shareholders’ equity	$60,716	$50,705
Less: average goodwill	10,729	10,729
Less: average core deposit intangible	928	1,162
Less: average preferred stock	17,250	17,250
Average tangible common equity	$31,809	$21,564
Annual return on average tangible common equity	49.85%	37.55%

Total assets grew by $25.0 million, or 4.9%, to $538.4 million as of March 31, 2021 from $513.4 million as of December 31, 2020. This increase was primarily due to an increase in our loans, net of allowance for loan losses, of $29.4 million, or 7.4%, to $427.0 million as of March 31, 2021, from $397.6 million as of December 31, 2020, due primarily to loans originated under the second round of the PPP, offset by repayments or forgiveness of PPP loans, primarily those made under the first round of the PPP. Substantially all loans outside of those made under the PPP are secured by specific collateral, including business assets, consumer assets, and commercial real estate. We anticipate that as the majority of PPP loans are forgiven or paid off, which we believe will occur principally over the next nine months, and as customers spend down their PPP funds, this will result in a reduction in both loans and borrowings.

Shareholders’ equity increased $3.8 million, or 6.3%, to $63.8 million as of March 31, 2021, from $60.0 million as of December 31, 2020. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The effective federal funds rate decreased 150 basis points during March 2020 (50 basis points on March 3, 2020 and 100 basis points on March 15, 2020) to zero to 0.25%, where it remained through March 31, 2021.

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

	Three Months Ended
	March 31, 2021 vs March 31, 2020
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(57)	$-	$(57)
Securities	(191)	25	(166)
Loans, net of unearned discount (1)	(595)	2,017	1,422
Total earning assets	(843)	2,042	1,199

Savings and interest-bearing demand	(4)	2	(2)
Money market deposit accounts	(143)	41	(102)
Time deposits	(465)	(28)	(493)
FHLB and other borrowings	(19)	67	48
Subordinated notes	(1)	1	-
Total interest-bearing liabilities	(632)	83	(549)

Changes in net interest income	$(211)	$1,959	$1,748

(1)	Average loans include non-accrual.

Net interest income increased $1.8 million, or 50.0%, from $3.6 million for the three months ended March 31, 2020 to $5.4 million for the three months ended March 31, 2021. Net interest margin for the three months ended March 31, 2021 and 2020 was 4.47% and 4.24%, respectively, an increase of 23 basis points. The increase in net interest income was primarily due to PPP fees of $1.6 million recognized for the three months ended March 31, 2021. Other changes included an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. The loan yield was impacted by the PPP loans with an average balance of $103.3 million for the three months ended March 31, 2021, with a rate of 1.00%.

The average volume of interest-earning assets increased $144.4 million, or 42.0%, from $343.1 million for the three months ended March 31, 2020 to $487.2 million for the three months ended March 31, 2021. The average volume of loans increased $141.4 million, or 47.6%, from $297.4 million for the three months ended March 31, 2020 to $438.8 million for the three months ended March 31, 2021. PPP loans account for $103.3 million of the average volume increase. The average yield for loans decreased 77 basis points from 6.47% for the three months ended March 31, 2020 to 5.70% for the three months ended March 31, 2021. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $98.3 million of PPP loans. As of March 31, 2021, approximately $60.4 million of the PPP loans originated in 2020 have been forgiven by the SBA and were paid off, leaving an outstanding balance of $37.9 million as of March 31, 2021. During the first quarter of 2021, we funded an additional $64.2 million of PPP loans. Total outstanding PPP loans were $102.1 million as of March 31, 2021. During the three months ended March 31, 2021, we recognized $1.6 million in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 7.4% during the three months ended March 31, 2021. For the outstanding balance of PPP loans funded through March 31, 2021, we expect to recognize additional PPP loan related deferred fees (net of deferred origination costs) totaling approximately $3.2 million as a yield adjustment, all in 2021. Net discount accretion for acquired loans decreased $340,000 from $377,000 for the three months ended March 31, 2020 to $37,000 for the three months ended March 31, 2021. The average yield on interest-bearing deposits (primarily held in an interest-bearing account at the Federal Reserve) decreased 97 basis points from 1.06% for the three months ended March 31, 2020 to 0.09% for the three months ended March 31, 2021 as a result of aforementioned decrease in market interest rates.

The average volume of interest-bearing liabilities increased $113.3 million, or 40.9%, from $277.0 million for the three months ended March 31, 2020 to $390.3 million for the three months ended March 31, 2021. The average volume of interest-bearing deposits increased $35.3 million, or 13.5%, from $260.8 million for the three months ended March 31, 2020 to $296.1 million for the three months ended March 31, 2021, and the average interest rate paid on interest-bearing deposits decreased 105 basis points from 1.96% for the three months ended March 31, 2020 to 0.91% for the three months ended March 31, 2021. Non-interest bearing deposits increased $20.2 million, or 56.4%, from $35.8 million for the three months ended March 31, 2020 to $56.0 million for the three months ended March 31, 2021. The average cost of deposits during the three months ended March 31, 2021 was impacted by decreases in interest rates paid on money market and time deposits as a result of the aforementioned decrease in market interest rates. The average volume of FHLB and other borrowings increased $77.9 million from $4.2 million for the three months ended March 31, 2020 to $82.1 million for the three months ended March 31, 2021, consisting entirely of funding from the PPPLF program, at an interest rate of 0.35%, used to fund the PPP loans. The average cost of FHLB and other borrowings decreased 178 basis points from 2.13% for the three months ended March 31, 2020 to 0.35% for the three months ended March 31, 2021.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$22,468	$5	0.09%	$23,802	$62	1.06%
Securities	25,939	146	2.28	21,865	312	5.79
Loans, net of unearned discount (1)	438,784	6,163	5.70	297,397	4,741	6.47
Total earning assets	487,191	6,314	5.26	343,064	5,115	6.00
Cash and other assets	31,128			28,798
Allowance for loan losses	(2,945)			(1,424)
Total assets	$515,374			$370,438
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,091	7	0.23%	$9,255	9	0.39%
Money market deposit accounts	107,089	98	0.37	63,752	200	1.27
Time deposits	176,968	556	1.27	187,816	1,049	2.27
Total interest-bearing deposits	296,148	661	0.91	260,823	1,258	1.96
FHLB and other borrowings	82,113	70	0.35	4,194	22	2.13
Subordinated notes	12,000	219	7.40	12,000	219	7.40
Total interest-bearing liabilities	390,261	950	0.99	277,017	1,499	2.19
Non-interest-bearing deposits	56,044			35,813
Other liabilities	8,353			6,903
Total liabilities	454,689			319,733
Shareholders’ equity	60,716			50,705
Total liabilities and shareholders’ equity	$515,374			$370,438

Net interest income		$5,364			$3,616
Net interest spread			4.27%			3.81%
Net interest margin			4.47%			4.24%

(1)	Includes non-accrual loans.

Provision for Loan Losses

The provision for loan losses totaled $428,000 for the three months ended March 31, 2021, a decrease of $360,000 compared to $788,000 for the three months ended March 31, 2020. Included in the provision in the prior year period was $224,000, which represented the amount of reserve for loan loss required in excess of the discount balance on loans acquired. We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.

For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Trust income	$1,440	$1,277
Gain on sale of loans	-	432
Advisory income	3,017	2,494
Brokerage income	2,466	2,071
Service fees and other income	2,306	1,736
Rental income	88	91
Total	$9,317	$8,101

Total non-interest income for the three months ended March 31, 2021 increased $1.2 million, or 15.0%, compared to the same period in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months ended March 31, 2021 increased $163,000, or 12.8%, compared to the same period in the prior year. The increase in the fee income for the three months ended March 31, 2021 is due to an increase in the average market value of the trust assets as compared to the three month period in the prior year. The expectation of an economic recovery from the COVID-19 pandemic has increased market values of trust assets over those experienced during the latter part of the three months ended March 31, 2020, when the impacts of the COVID-19 pandemic were first being felt, causing extreme volatility and decreasing fees during the three month period in the prior year. Volatility related to an uneven recovery from the economic downturn related to the COVID-19 pandemic could result in future net decreases in the average values of our assets held in custody, and/or continued volatility in asset values, potentially decreasing our trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. There were no loan sales, and consequently, no gain on sale of loans for the three months ended March 31, 2021. Gain on sale of loans for the three months ended March 31, 2020 was $432,000, resulting from the sale of $6.2 million of SBA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three months ended March 31, 2021, advisory income increased $523,000, or 21.0%, compared to the same period in the prior year. The increase in advisory income between the two periods is due to an increase in the average market value of the advisory assets during the three months ended March 31, 2021 as compared to the same period in the prior year. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. The expectation of an economic recovery from the COVID-19 pandemic has increased market values of our advisory assets, whereas the economic disruption caused by the start of the COVID-19 pandemic during the three months ended March 31, 2020 increased market volatility leading to lower advisory fees in the earlier three month period. Volatility related to an uneven or difficult to sustain recovery from the COVID-19 pandemic could result in future net decreases to our assets under management, potentially decreasing advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three months ended March 31, 2021 increased $395,000, or 19.1%, compared to the same periods in the prior year. The economic disruption related to the COVID-19 pandemic led to a dramatic slowing of activity that began during the first quarter 2020 and continued throughout the remainder of the year. This led to delays in private placements and syndicated public offerings, which have begun to recover along with general trading activity. This activity may face a prolonged recovery.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of March 31, 2021 and December 31, 2020, and the inflows and outflows and net market appreciation during the three months ended March 31,2021. Our brokerage and advisory assets experienced an increase of approximately $417.0 million, or 9.2%, during the three months ended March 31, 2021, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2020	$4,524,376
Client inflows	519,177
Client outflows	(437,760)
Net flows	81,417
Market appreciation	335,882
As of March 31, 2021	$4,941,675

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, and third party administration fees. Service fees and other income for the three months ended March 31, 2021 increased $570,000, or 32.8%, compared to the same period in the prior year. This increase is the result of an increase in third party administration fees of $459,000, and in loan servicing fees of $153,000 primarily due to reversal of the servicing asset valuation allowance during the three months ended March 31, 2021. In addition, there was an increase in other income of $85,000 related to an income distribution from an interest in securities not readily marketable during the three months ended March 31, 2021. These increases were offset by a decrease in other income of approximately $124,000 related to a non-recurring extinguishment of a retirement liability during the first quarter of 2020, and immaterial fluctuations totaling a net $3,000 decrease compared to the same period in the prior year. The increase in third party administration fees during the three months ended March 31, 2021 as compared to the same period in the prior year, was in part due to the COVID-19 pandemic and the resulting lag in information from plan sponsors to complete annual plan administration work related to the shutdown of dental practices nationwide which began in March 2020, whereas during the three months ended March 31, 2021, information was received timely and therefore, a larger percentage of plan administration work was able to be completed earlier.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended March 31, 2021 decreased $3,000 from the same period in the prior year.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Salaries and employee benefits	$5,768	$4,904
Occupancy and equipment	427	533
Trust expenses	564	555
Brokerage and advisory direct costs	506	486
Professional fees	450	374
Data processing	205	192
Other	775	778
Total	$8,695	$7,822

Total non-interest expense for the three months ended March 31, 2021 increased $873,000, or 11.2%, compared to the same period in the prior year, primarily due to increases in salaries and employee benefits and professional fees, as well as increases in our brokerage and advisory direct costs and data processing fees, which were partially offset by a decrease in depreciation expense within our occupancy and equipment expense. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2021 increased $864,000, or 17.6%, compared to the same period in the prior year. The increase was due to increases in salaries, bonuses and earnouts and related payroll taxes at our other financial services segment, which was partially offset by a decrease in certain incentive bonuses, and salary increases at our Banking segment and increases in stock compensation expense in our HoldCo segment, and increases in health insurance costs across the Company, compared to the same period in the prior year. In our Other Financial Services segment, $137,000 of the increase related to merit increases in salaries and an increase in headcount related to growth in the Bank’s Nolan division, which provides TPA services, and $53,000 related to salary increases at Sanders Morris. In addition, there was a net increase in earnouts and incentive bonuses at Sanders Morris related to increases in brokerage commission activity of $93,000 compared to the same period in the prior year, during which the COVID-19 pandemic had begun to suppress private placements and syndicated offerings, as well as certain trading activity on which Sanders Morris earns higher margins, which recovered somewhat during the three months ended March 31, 2021. Payroll taxes increased in our Other Financial Services segment by $146,000 related to the increases and the timing of bonus payouts. Salaries in our Banking segment increased $144,000 for the three months ending March 31, 2021. The increase was the result of an increase in salary and payroll tax expense of $135,000 and $31,000, respectively, resulting from annual salary merit increases and an increase in staff, slightly offset by a decrease in bonuses of $22,000. Stock compensation expense increased by $61,000 related to stock grants made on September 30, 2020 offset by a decrease in expense related to options granted, and bonus expense in our Holdco segment increased by $38,000 related to an increase in bonus accrued compared to the same period in the prior year. Health insurance costs increased across the Company by $38,000 during the three months ended March 31, 2021, compared to the same period in the prior year.

Occupancy and equipment expense. Occupancy and equipment expense for three months ended March 31, 2021 decreased $106,000, or 19.9%, compared to the same period in the prior year. The decrease is attributable to a decrease of $69,000 in depreciation expense at our Other Financial Services segment related primarily to a group of fixed assets and software costs reaching full depreciation/amortization during the three months ended June 30, 2020, and decrease in rent, utilities and common area maintenance expenses in that segment of $36,000, slightly offset by an increase in repairs and maintenance expense of $7,000, and decreases in facilities telephone and depreciation of $8,000 in our Banking segment.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased $9,000, or 1.6%, due to an increase in the market value of trust assets for the three months ended March 31, 2021 over the market value during the three months ended March 31, 2020, which represented a recovery in asset values.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three months ended March 31, 2021 increased $20,000, or 4.1%, compared to the same periods in the prior year. The increase related primarily to increases in advisory program fees at Sanders Morris related to increases in asset values of $85,000, offset by decreases in brokerage and exchange clearing fees at Sanders Morris of approximately $47,000, and in information services and referral fees of $18,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three months ended March 31, 2021 increased $76,000, or 20.3%, compared to the same period in the prior year. The increase was the result of an increase of $96,000 in our Other Financial Services segment, offset by decreases in our Banking and Holdco segments of $5,000 and $15,000, respectively. The increase in our other financial services segment was related to increases in consulting fees related to our participant directed recordkeeping group, where staffing changes led to an increase in consulting expense of $30,000 compared to the same period in the prior year, and an increase in professional fees in our Nolan division related to an agreement with the former owner of Nolan under which payments increased by $35,000 due to an increase in the earnings from our Nolan division over the same period in the prior year, and an increase in tax consulting expense related to the completion of the tax returns for the trust department’s pooled funds earlier in the year compared to the prior period of $9,000, and other individually immaterial increases of approximately $20,000. The offsetting decreases related to a decrease in audit and tax consulting fees at the Bank totaling $37,000, offset by increases in legal and professional fees of $18,000 and $14,000, respectively, and a decrease in professional fees at our Holdco segment of $15,000, compared to the same period in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three months ended March 31, 2021 increased $13,000, or 6.8%, compared to the same periods in the prior year. The increase was due to an increase in trust data processing for the three months ended March 31, 2021 of $14,000, related to discounts received during the three months ended March 31, 2020 which decreased expense for that three month period, offset slightly by a $1,000 decrease in data processing and operating systems at Sanders Morris and Tectonic Advisors compared to the same period in the prior year.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three months ended March 31, 2021 decreased $3,000, or 0.4%, compared to the same period in the prior year. The net decrease was primarily related to a decrease of $43,000 in our Banking segment, offset by increases of $15,000 and $25,000 in our Other Financial Services and Holdco segments, respectively. The decrease in other expenses in our Banking segment relates primarily to a decrease in employee recruitment costs of $20,000, and to decreases in travel, meals, and entertainment costs of approximately $14,000, and a decrease in payroll processing fees of $9,000. The offsetting increases primarily relate to increases in computer software, supplies, and office expenses in our Other Financial Services segment of $83,000, offset by decreases of $37,000 across travel, meals and entertainment expense, and a decrease in public relations expense of $12,000, and other individually immaterial increases totaling $34,000. The increase in our Holdco segment of $25,000 relates to an increase of $14,000 in our directors’ and officers’ insurance coverage, and an increase of $11,000 in our directors’ fees related to timing.

Income Taxes

Income tax expense for the three months ended March 31, 2021 was $1.3 million, for an effective income tax rate of 22.7%, compared to $706,000, for an effective income tax rate of 22.7%, for the same period in the prior year.

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

The following table presents key metrics related to our segments:

	Three Months Ended March 31, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$5,767	$9,048	$(134)	$14,681
Income (loss) before taxes	$3,112	$2,929	$(483)	$5,558

	Three Months Ended March 31, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$4,297	$7,639	$(219)	$11,717
Income (loss) before taxes	$1,385	$2,181	$(459)	$3,107

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three months ended March 31, 2021 increased $1.7 million, or 124.7%, compared to the same period in the prior year. The increase was primarily the result of a $1.7 million increase in net interest income, a $360,000 decrease in the provision for loan losses, partly offset by a $278,000 decrease in non-interest income and by a $103,000 increase in non-interest expense.

Net interest income for the three months ended March 31, 2021 increased $1.7 million, or 45.6%, compared to the same period in the prior year, due primarily to PPP fees of $1.6 million recognized for the three months ended March 31, 2021. Other changes included an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three months ended March 31, 2021, totaled $428,000, compared to $788,000 for the same period in the prior year. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended March 31, 2021 decreased $278,000, or 60.2%, compared to the same period in the prior year. The decrease wase primarily due to a $432,000 decrease in gain on sale of loans resulting from the Company having no loan sales during the three months ended March 31, 2021, partly offset by a $153,000 increase in net loan servicing income for three months ended March 31, 2021. The increase in net loan servicing income was the result of a $175,000 decrease in servicing rights amortization, partly offset by a $22,000 decrease in servicing fees for the three months ended March 31, 2021. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2021 increased $103,000, or 4.8%, compared to the same period in the prior year. The increase for the three months ended March 31, 2021 was due to a $159,000 increase in salaries and employee benefits, for annual merit increases and increases in staff and incentive bonuses. The increase was partly offset by a $43,000 decrease in other expenses including $20,000 for recruiting fees, $10,000 for travel and meals and $13,000 for various other expenses. The increase was also partly offset by an $8,000 decrease in occupancy and equipment and $4,000 in professional fees. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three months ended March 31, 2021 increased $748,000, or 34.3%, compared to the same period in the prior year. The increase during the three months ended March 31, 2021 was primarily the result of an increase in $1.4 million in non-interest income, offset by an increase of $661,000 in non-interest expense.

Non-interest income for the three months ended March 31, 2021 increased $1.4 million, or 18.48%, compared to the same period in the prior year. The increase was primarily due to increases in advisory and trust income of $395,000 and $163,000, respectively, related primarily to a recovery in the value of our assets under management at Tectonic Advisors and Sanders Morris, and increases in brokerage income of $523,000 related to a recovery in private placement and syndicated offering activity at Sanders Morris, as well as in commission based trading activity, and in services fees related to the Nolan division of $328,000, due to an increase in the work completed and billed by Nolan related to earlier timing of that work and an increase in Nolan’s clients overall. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2021 increased $661,000, or 12.1%, compared to the same periods in the prior year. These increases were related to increases in salaries and employee benefits of $605,000, primarily related to increases in brokerage activity, including private placement activity, at Sanders Morris leading to an increase in commissions and earnouts compared to the same period in the prior year, partially offset by staffing additions at Nolan during late 2020 to add capacity for additional plan administration work. Occupancy and equipment expense decreased by $98,000 for the three months ended March 31, 2021, related to software that became fully depreciated as of April 2020. Professional fees increased by $96,000 related to increases in consulting expense related to our participant direction services group due to staffing changes, and an increase in fee expense under our agreement with the former owner of Nolan related to increase in results from that group. The remaining variances for the three months ended March 31, 2021 related to increases in trust expenses, brokerage and advisory direct costs, and data processing and other expenses, from increases in advisory fees and certain segments of brokerage activity and related advisory service fees, and information services expense. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

Loss before taxes for the three months ended March 31, 2021 increased $24,000, or 5.2%, compared to the same period in the prior year. The increase in the loss was due to an increase of $100,000 in salaries and benefits expense related to an increase in stock compensation expense related to stock grants made in September 2020, and of $25,000 in other expenses related primarily to an increase in our directors’ and officers’ insurance coverage, offset by a decrease in professional fees of $16,000 and income of $85,000 related to an income distribution from an interest in the securities not readily marketable. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

As of March 31, 2021, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period up to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

As of March 31, 2021 and December 31, 2020, the Bank held FRB stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.2 million as of March 31, 2021 and December 31, 2020. The FRB stock and FHLB stock were classified as restricted securities.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of March 31, 2021		As of December 31, 2020
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,200	$13,934	$14,936	$14,949
Mortgage-backed securities	2,119	2,181	2,373	2,447
Total securities available for sale	$16,319	$16,115	$17,309	$17,396

Securities held to maturity:
Property assessed clean energy	$5,753	$5,753	$5,776	$5,776

Securities, restricted:
Other	$2,431	$2,431	$2,431	$2,431

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of March 31, 2021. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,251	0.89%	$8,995	1.01%	$3,954	1.00%	$14,200	1.00%
Mortgage-backed securities	-	-	1,051	3.08	-	-	1,068	1.87	2,119	2.47
Total	$-	-%	$2,302	1.89%	$8,995	1.01%	$5,022	1.19%	$16,319	1.19%
Securities held to maturity:
Property assessed clean energy	$-	-%	$830	4.23%	$2,194	6.43%	$2,729	7.32%	$5,753	6.54%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,430	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $29.7 million, or 7.4%, to $430.2 million at March 31, 2021, compared to $400.5 million at December 31, 2020. SBA loans comprise the largest group of loans in our portfolio totaling $279.7 million, or 65.0% (54.1% excluding PPP loans) of the total loans at March 31, 2021, compared to $252.4 million, or 63.0% (53.4% excluding PPP loans) at December 31, 2020. Commercial and industrial loans totaled $77.9 million, or 18.1% (23.7% excluding PPP loans), of the total loans at March 31, 2021, compared to $79.9 million, or 19.9% (25.1% excluding PPP loans), at December 31, 2020. Commercial and construction real estate loans totaled $57.9 million, or 13.5% (17.7% excluding PPP loans), of the total loans at March 31, 2021, compared to $52.9 million, or 13.2% (16.6% excluding PPP loans), at December 31, 2020.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	March 31, 2021		December 31, 2020
Commercial and industrial	$77,889	18.1%	$79,864	19.9%
Consumer installment	10,334	2.4	10,259	2.6
Real estate – residential	3,581	0.8	4,319	1.1
Real estate – commercial	49,236	11.5	44,484	11.1
Real estate – construction and land	8,673	2.0	8,396	2.1
SBA 7(a) guaranteed	190,292	44.2	164,687	41.1
SBA 7(a) unguaranteed	51,947	12.1	52,179	13.0
SBA 504	37,423	8.7	35,553	8.9
USDA	802	0.2	801	0.2
Other	2	-	-	-
Total Loans	$430,179	100.0%	$400,542	100.0%

At origination, the Company determines whether holding the guaranteed portion of SBA 7(a) and USDA loans provide better long-term risk adjusted returns than selling the loans, and records as either held for investment or held for sale. The Company records held for sale loans at the lower of cost or fair value. Loans held for sale totaled $13.8 million and $14.9 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company elected to reclassify $8.8 million of the SBA 7(a) loans held for sale to held for investment.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2021, our loan portfolio included $68.1 million of loans, approximately 15.8% of our total funded loans (20.8% excluding PPP loans), to the dental industry, compared to $67.2 million, or 16.8% (21.1% excluding PPP loans), of total funded loans, as of December 31, 2020. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two or five years, depending on the date of origination, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). During 2020, we funded $98.3 million of PPP loans. As of March 31, 2021, approximately $60.4 million of the PPP loans originated in 2020 have been forgiven by the SBA and were paid off, leaving an outstanding balance of $37.9 million as of March 31, 2021. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, allocated an additional $284 billion to the SBA to fund a second round of PPP and extended the application period for the PPP to March 31, 2021. The PPP application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. During the three months ended March 31, 2021, we originated $64.2 million of PPP loans, and received $3.3 million of PPP-related fees from the SBA. We deferred $3.2 million of the PPP-related fees, net of $99,000 which represented costs incurred to originate these loans.

We are also participating in the PPPLF which, through June 30, 2021, will extend loans to banks who are loaning money to small businesses under the PPP. The total amount borrowed under the PPPLF as of March 31, 2021 was $102.1 million and is non-recourse and secured by an equal amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35%.

As of March 31, 2021, 40.2% of the loan portfolio, or $173.1 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for the loan portfolio as of March 31, 2021 and December 31, 2020, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of March 31, 2021
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$8,522	$10,809	$5,870	$52,688	$-	$77,889
Consumer installment	7,772	2,549	-	13	-	10,334
Real estate – residential	713	2,868	-	-	-	3,581
Real estate – commercial	6,842	7,906	24,541	1,740	8,207	49,236
Real estate – construction and land	5,455	2,831	-	198	189	8,673
SBA 7(a) guaranteed	75,466	98,987	15,368	471	-	190,292
SBA 7(a) unguaranteed	45,117	27	5,571	1,232	-	51,947
SBA 504	22,434	-	11,245	-	3,744	37,423
USDA	802	-	-	-	-	802
Other	2	-	-	-	-	2
Total	$173,125	$125,977	$62,595	$56,342	$12,140	$430,179

	As of December 31, 2020
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,330	$9,631	$6,937	$51,391	$575	$79,864
Consumer installment	6,015	4,231	-	13	-	10,259
Real estate – residential	768	3,551	-	-	-	4,319
Real estate – commercial	3,410	7,628	23,790	2,130	7,526	44,484
Real estate – construction and land	1,690	2,344	4,159	20	183	8,396
SBA 7(a) guaranteed	69,968	80,951	13,286	482	-	164,687
SBA 7(a) unguaranteed	45,387	29	4,878	1,239	646	52,179
SBA 504	20,513	-	11,274	-	3,766	35,553
USDA	801	-	-	-	-	801
Other	-	-	-	-	-	-
Total	$159,882	$108,365	$64,324	$55,275	$12,696	$400,542

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

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing and foreclosed assets. Non-performing assets totaled $4.9 million as of March 31, 2021, compared to $1.8 million as of December 31, 2020. As of March 31, 2021, non-performing assets consisted of SBA non-accrual loans totaling $4.9 million, of which $3.6 million was guaranteed by the SBA, and commercial real estate non-accrual loans totaling $156,000. As of December 31, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.6 million, of which $1.1 million was guaranteed by the SBA, and commercial and industrial non-accrual loans totaling $158,000. There were no foreclosed assets as of March 31, 2021 and December 31, 2020.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. There were no loans past due 90 days or more and still accruing interest as of March 31, 2021 and December 31, 2020.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no foreclosed assets as of March 31, 2021 and December 31, 2020.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	March 31, 2021		December 31, 2020
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – commercial	$156	0.03%	$158	0.03%
SBA guaranteed	3,590	0.67	1,118	0.22
SBA unguaranteed	1,127	0.21	517	0.10
Total non-accrual loans	4,873	0.91	1,793	0.35
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$4,873	0.91%	$1,793	0.35%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of March 31, 2021 and December 31, 2020, we had no loans considered to be a troubled debt restructuring.

As noted in Note 3, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act provides financial institutions the option to suspend troubled debt restructuring accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of March 31, 2021, the Company had granted no principal and interest payment deferrals related to COVID-19.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in Item 1.A. “Risk Factors” of the 2020 Form 10-K. Based on an analysis performed by management at March 31, 2021, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses totaled $3.1 million and $2.9 million, as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company had one SBA charge-off of $215,000 and recoveries of $4,000.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended
	March 31,
(In thousands, except percentages)	2021	2020
Average loans outstanding	$438,784	$297,397
Gross loans outstanding at end of period	$430,179	$292,922
Allowance for loan losses at beginning of period	$2,941	$1,408
Provision for loan losses	428	788
Charge offs:
SBA 7(a)	215	11
Total charge-offs	215	11
Recoveries:
Commercial and industrial	-	33
SBA 7(a)	4	3
Total recoveries	4	36
Net (charge-offs) recoveries	(211)	25
Allowance for loan losses at end of period	$3,158	$2,221
Ratio of allowance to end of period loan	0.73%	0.76%
Ratio of net charge-offs to average loans (annualized)	0.05%	0.03%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	March 31, 2021		December 31, 2020
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,037	18.1%	$928	19.9%
Consumer installment	100	2.4	91	2.6
Real estate – residential	46	0.8	52	1.1
Real estate – commercial	581	11.5	527	11.1
Real estate – construction and land	111	2.0	100	2.1
SBA	1,264	65.0	1,225	63.0
USDA	19	0.2	18	0.2
Total allowance for loan losses	$3,158	100.0%	$2,941	100.0%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an Insured Cash Sweep One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of March 31, 2021.

Total deposits increased $4.7 million, or 1.4%, to $352.7 million as of March 31, 2021, as compared to $348.0 million as of December 31, 2020. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the three months ended March 31,
	2021			2020
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$56,044	15.9%	0.00%	$35,813	12.1%	0.00%
Savings and interest-bearing demand	12,091	3.4	0.23	9,255	3.1	0.39
Money market accounts	107,089	30.4	0.37	63,752	21.5	1.27
Time deposits	176,968	50.3	1.27	187,816	63.3	2.27
Total deposits	$352,192	100.00%	0.91%	$296,636	100.00%	1.96%

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2021	2020
Borrowings:
FRB borrowings (PPPLF)	$102,100	$83,690
Subordinated notes	12,000	12,000
	$114,100	$95,690

The Company has a credit line with the FHLB with borrowing capacity of $34.7 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2021 and December 31, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $25.9 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of March 31, 2021 and December 31, 2020.

In connection with the PPPLF, the Company has $161.4 million of PPP loans available to be pledged, of which $102.1 million was pledged to the Federal Reserve and borrowed as of March 31, 2021, at an interest rate of 0.35%.

As of March 31, 2021 and December 31, 2020, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $3.8 million, or 6.3%, to $63.8 million as of March 31, 2021, from $60.0 million as of December 31, 2020. The increase included net income of $3.9 million, $229,000 net after-tax decrease in other comprehensive income related to the market value of the securities available for sale, and $85,000 related to stock compensation expense. Use of capital included $388,000 of dividends paid on the Series B preferred stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2021, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	March 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$52,129	12.34%	$48,046	11.66%
Common Equity Tier 1 (to Risk Weighted Assets)	34,879	12.35	30,796	11.01
Tier 1 Capital (to Risk Weighted Assets)	52,129	18.46	48,046	17.17
Total Capital (to Risk Weighted Assets)	55,286	19.58	50,987	18.22

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$50,467	12.15%	$47,071	11.58%
Common Equity Tier 1 (to Risk Weighted Assets)	50,467	18.03	47,071	17.17
Tier 1 Capital (to Risk Weighted Assets)	50,467	18.03	47,071	17.17
Total Capital (to Risk Weighted Assets)	53,624	19.16	50,012	18.25

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of March 31, 2021, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of March 31, 2021 the Company had approximately $38.1 million held in an interest-bearing account at the Federal Reserve. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of March 31, 2021, the Company’s borrowing capacity with the FHLB was $34.7 million based upon loan collateral pledged to the FHLB, of which none was utilized. In addition, the Company had $15.7 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $25.9 million, of which none was utilized as of March 31, 2021. In addition, the Company has approximately $91.4 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of March 31, 2021, we had commitments to extend credit and standby letters of credit of approximately $16.6 million and $162,000, respectively.

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

On a at lease an annual basis, we run various stress tests to measure the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of March 31, 2021:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	11.27
+100	5.61
-100	(4.93)
-200	(14.43)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Item 1A., “Risk Factors,” of the Company’s 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended March 31, 2021.

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

TECTONIC FINANCIAL, INC.

Date: May 14, 2021	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer