Form 10-Q
period 2021-06-30
Tectonic Financial, Inc.
filed 2021-08-16
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2021 was 7,021,953 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$4,758	$7,515
Interest-bearing deposits	74,615	38,579
Federal funds sold	495	774
Total cash and cash equivalents	79,868	46,868
Securities available for sale	17,933	17,396
Securities held to maturity	2,784	5,776
Securities, restricted at cost	2,431	2,431
Securities, not readily marketable	100	100
Loans held for sale	21,147	14,864
Loans, net of allowance for loan losses of $3,307 and $2,941, respectively	407,504	397,601
Bank premises and equipment, net	4,691	4,849
Core deposit intangible, net	878	979
Goodwill	10,729	10,729
Deferred tax asset	290	83
Other assets	9,067	11,750
Total assets	$557,422	$513,426

LIABILITIES
Demand deposits:
Non-interest-bearing	$77,835	$57,112
Interest-bearing	128,925	116,278
Time deposits	177,236	174,625
Total deposits	383,996	348,015
Borrowed funds	87,544	83,690
Subordinated notes	12,000	12,000
Other liabilities	7,082	9,708
Total liabilities	490,622	453,413

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020)	17	17
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,568,750 shares issued and outstanding at June 30, 2021 and December 31, 2020)	66	66
Additional paid-in capital	39,364	39,201
Retained earnings	27,489	20,661
Accumulated other comprehensive (loss) income	(136)	68
Total shareholders’ equity	66,800	60,013
Total liabilities and shareholders’ equity	$557,422	$513,426

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and share amounts)	2021	2020	2021	2020
Interest Income
Loan, including fees	$5,993	$4,493	$12,156	$9,234
Securities	207	210	353	522
Federal funds sold	-	-	-	2
Interest-bearing deposits	16	19	21	80
Total interest income	6,216	4,722	12,530	9,838
Interest Expense
Deposits	587	1,213	1,248	2,471
Borrowed funds	301	246	590	487
Total interest expense	888	1,459	1,838	2,958
Net interest income	5,328	3,263	10,692	6,880
Provision for loan losses	141	475	569	1,263
Net interest income after provision for loan losses	5,187	2,788	10,123	5,617
Non-interest Income
Trust income	1,532	1,196	2,972	2,472
Gain on sale of loans	101	-	101	432
Advisory income	3,276	2,311	6,293	4,805
Brokerage income	1,895	1,790	4,360	3,861
Service fees and other income	1,408	1,222	3,714	2,959
Rental income	88	57	176	148
Total non-interest income	8,300	6,576	17,616	14,677
Non-interest Expense
Salaries and employee benefits	5,790	4,049	11,558	8,953
Occupancy and equipment	392	560	819	1,094
Trust expenses	595	372	1,159	927
Brokerage and advisory direct costs	491	560	997	1,046
Professional fees	332	267	782	642
Data processing	266	194	470	385
Other	834	661	1,609	1,439
Total non-interest expense	8,700	6,663	17,394	14,486
Income before Income Taxes	4,787	2,701	10,345	5,808
Income tax expense	1,070	587	2,330	1,293
Net Income	3,717	2,114	8,015	4,515
Preferred stock dividends	388	388	776	776
Net income available to common stockholders	$3,329	$1,726	$7,239	$3,739

Earnings per common share:
Basic	$0.51	$0.26	$1.10	$0.57
Diluted	0.50	0.26	1.09	0.57

Weighted average common shares outstanding	6,568,750	6,568,750	6,568,750	6,568,750
Weighted average diluted shares outstanding	6,630,976	6,568,750	6,630,976	6,568,750

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net Income	$3,717	$2,114	$8,015	$4,515
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available for sale	30	22	(260)	90
Tax effect	5	5	(56)	19
Other comprehensive income (loss)	25	17	(204)	71
Comprehensive Income	$3,742	$2,131	$7,811	$4,586

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	2,401	-	2,401
Other comprehensive income	-	-	-	-	54	54
Stock based compensation	-	-	24	-	-	24
Balance at March 31, 2020	17	66	39,074	13,301	108	52,566
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	2,114	-	2,114
Other comprehensive income	-	-	-	-	17	17
Stock based compensation	-	-	21	-	-	21
Balance at June 30, 2020	$17	$66	$39,095	$15,027	$125	$54,330

Balance at January 1, 2021	$17	$66	$39,201	$20,661	$68	$60,013
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	4,298	-	4,298
Other comprehensive loss	-	-	-	-	(229)	(229)
Stock based compensation	-	-	85	-	-	85
Balance at March 31, 2021	17	66	39,286	24,571	(161)	63,779
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Dividends paid on common stock				(411)		(411)
Net income	-	-	-	3,717	-	3,717
Other comprehensive income	-	-	-	-	25	25
Stock based compensation	-	-	78	-	-	78
Balance at June 30, 2021	$17	$66	$39,364	$27,489	$(136)	$66,800

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$8,015	$4,515
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	569	1,263
Depreciation and amortization	163	253
Accretion of discount on loans	(40)	(43)
Core deposit intangible amortization	101	101
Securities premium amortization, net	103	24
Origination of loans held for sale	(22,682)	(15,616)
Proceeds from payments and sales of loans held for sale	1,415	6,736
Gain on sale of loans	(101)	(432)
Stock based compensation	163	45
Deferred income taxes	(153)	138
Servicing asset amortization	-	251
Net change in:
Other assets	2,697	(1,186)
Other liabilities	(2,626)	(253)
Net cash used in operating activities	(12,376)	(4,204)
Cash Flows from Investing Activities
Purchase of securities available for sale	(153,000)	(158,043)
Principal payments, calls and maturities of securities available for sale	152,161	157,771
Principal payments of securities held to maturity	2,932	507
Purchase of securities, restricted	(4,157)	(4,112)
Proceeds from sale of securities, restricted	4,157	4,100
Net change in loans	4,635	(96,281)
Purchases of premises and equipment	-	(29)
Net cash provided by (used in) investing activities	6,728	(96,087)
Cash Flows from Financing Activities
Net change in demand deposits	33,370	98,535
Net change in time deposits	2,611	40,638
Proceeds from borrowed funds	220,461	215,119
Repayment of borrowed funds	(216,607)	(193,233)
Dividends paid on Series B preferred stock	(776)	(776)
Dividends paid on common stock	(411)	-
Net cash provided by financing activities	38,648	160,283
Net change in cash and cash equivalents	33,000	59,992
Cash and cash equivalents at beginning of period	46,868	20,203
Cash and cash equivalents at end of period	$79,868	$80,195

Non Cash Transactions
Lease liabilities incurred in exchange for right-of-use assets	$56	$118
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,835	$2,965
Income taxes	$1,833	$-

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

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“TBI”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national banking association (the “Bank”), (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and registered investment advisor with the Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

We are headquartered in Dallas, Texas. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas and Plano, Texas. Our Houston, Texas office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our other Dallas office, which is a branch office of Sanders Morris, is at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is in Plano, Texas at 6900 Dallas Parkway, Suite 625, Plano, Texas, and also includes a branch office of HWG.

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

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain, Watters & Associates, LLC (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the trust operations in April 2006, which has been amended from time to time, most recently in July 2016. See Note 12, Related Parties, to these consolidated financial statements for more information. In addition, the Nolan division of the Bank offers TPA services and provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021 and amended on Form 10-K/A on May 5, 2021.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the full year ending December 31, 2021.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$3,329	$1,726	$7,239	$3,739
Average shares outstanding	6,569	6,569	6,569	6,569
Effect of dilutive shares	62	-	62	-

Average diluted shares outstanding	6,631	6,569	6,631	6,569

Basic earnings per share	$0.51	$0.26	$1.10	$0.57
Diluted earnings per share	$0.50	$0.26	$1.09	$0.57

As of June 30, 2021, options to purchase 117,500 shares of common stock, with a weighted average exercise price of $4.30, were included in the computation of diluted net earnings per share, and options to purchase 72,500 shares of common stock, with a weighted average exercise price of $7.10, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive. In addition, as of June 30, 2021, 210,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and fair value of securities is presented below.

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$16,140	$8	$235	$15,913
Mortgage-backed securities	1,966	54	-	2,020
Total securities available for sale	$18,106	$62	$235	$17,933

Securities held to maturity:
Property assessed clean energy	$2,784	$-	$-	$2,784
Securities, restricted:
Other	$2,431	$-	$-	$2,431

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,936	$38	$25	$14,949
Mortgage-backed securities	2,373	74	-	2,447
Total securities available for sale	$17,309	$112	$25	$17,396

Securities held to maturity:
Property assessed clean energy	$5,776	$-	$-	$5,776

Securities, restricted:
Other	$2,431	$-	$-	$2,431

Securities not readily marketable	$100	$-	$-	$100

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

As of June 30, 2021 and December 31, 2020, securities available for sale with a fair value of $364,000 and $554,000, respectively, were pledged against trust deposit balances held at the Bank.

At each of June 30, 2021 and December 31, 2020, the Bank held FRB stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.2 million at each of June 30, 2021 and December 31, 2020. The FRB stock and FHLB stock were classified as restricted securities.

As of June 30, 2021 and December 31, 2020, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of June 30, 2021:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$13,656	$203	$1,968	$32	$15,624	$235

The number of investment positions in this unrealized loss position totaled eleven as of June 30, 2021. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of June 30, 2021, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities as of June 30, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$163	$163	$-	$-
Due after one year through five years	1,087	1,078	-	-
Due after five years through ten years	11,188	11,061	-	-
Due after ten years	3,702	3,611	2,784	2,784
Mortgage-backed securities	1,966	2,020	-	-
Total	$18,106	$17,933	$2,784	$2,784

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$81,446	$79,864
Consumer installment	3,773	10,259
Real estate – residential	5,336	4,319
Real estate – commercial	52,826	44,484
Real estate – construction and land	7,498	8,396
SBA:
SBA 7(a) guaranteed	173,922	164,687
SBA 7(a) unguaranteed	50,355	52,179
SBA 504	34,852	35,553
USDA	803	801
Gross Loans	410,811	400,542
Less:
Allowance for loan losses	3,307	2,941
Net loans	$407,504	$397,601

During the second quarter of 2020, the Company began participating in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic and administered by the SBA. The PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans at June 30, 2021, were $86.3 million of loans originated under the PPP.

As of June 30, 2021, our loan portfolio included $70.7 million of loans, approximately 17.2% of our total funded loans (21.8% of total funded loans, net of PPP loans) to the dental industry, as compared to $67.2 million of loans, or 16.8% of total funded loans (21.1% of total funded loans, net of PPP loans), at December 31, 2020. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $21.1 million and $14.9 million of non-PPP SBA loans held for sale as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, the Company sold $1.1 million of non-PPP SBA loans, resulting in a gain on sale of loans of $101,000. For the three and six months ended June 30, 2021, the Company elected to reclassify $6.2 million and $15.1 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the SBA 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company and outstanding as of June 30, 2021.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Non-accrual loans:
Real estate – commercial	$154	$158
SBA guaranteed	2,471	1,118
SBA unguaranteed	1,079	517
Total	$3,704	$1,793

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

The provisions of the CARES Act include an election to temporarily suspend accounting for troubled debt restructurings in certain circumstances, such as extensions or deferrals, related to the COVID-19 pandemic. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Consolidated Appropriations Act of 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of the COVID-19 national emergency. In 2020, federal banking regulators, in consultation with the Financial Accounting Standards Board (“FASB”), issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings. The Company elected to adopt these provisions of the CARES Act. At June 30, 2021, there were 2 loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $3.2 million. At December 31, 2020, there were 11 loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $4.3 million.

As of June 30, 2021 and December 31, 2020, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2021						Six Months Ended
Commercial and industrial	$98	$98	$-	$98	$-	$66	$2
SBA	10,790	7,226	-	7,226	-	6,397	21
Total	$10,888	$7,324	$-	$7,324	$-	$6,463	$23

December 31, 2020						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$10	$-
Real estate – construction and land	-	-	-	-	-	313	-
SBA	6,649	2,976	-	2,976	-	3,206	61
Total	$6,649	$2,976	$-	$2,976	$-	$3,529	$61

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
June 30, 2021
Commercial and industrial	$-	$-	$-	$81,446	$81,446	$-
Consumer installment	-	-	-	3,773	3,773	-
Real estate – residential	214	-	214	5,122	5,336	-
Real estate – commercial	-	154	154	52,672	52,826	-
Real estate – construction and land	-	-	-	7,498	7,498	-
SBA	-	518	518	258,611	259,129	-
USDA	-	-	-	803	803	-
Total	$214	$672	$886	$409,925	$410,811	$-

December 31, 2020
Commercial and industrial	$-	$-	$-	$79,864	$79,864	$-
Consumer installment	-	-	-	10,259	10,259	-
Real estate – residential	-	-	-	4,319	4,319	-
Real estate – commercial	121	158	279	44,205	44,484	-
Real estate – construction and land	-	-	-	8,396	8,396	-
SBA	-	1,635	1,635	250,784	252,419	-
USDA	-	-	-	801	801	-
Total	$121	$1,793	$1,914	$398,628	$400,542	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial and industrial	$80,911	$437	$-	$98	$-	$81,446
Consumer installment	3,773	-	-	-	-	3,773
Real estate – residential	5,122	-	-	214	-	5,336
Real estate – commercial	52,672	-	-	154	-	52,826
Real estate – construction and land	7,498	-	-	-	-	7,498
SBA	251,938	1,631	2,287	3,273	-	259,129
USDA	803	-	-	-	-	803
Total	$402,717	$2,068	$2,287	$3,739	$-	$410,811

December 31, 2020
Commercial and industrial	$79,134	$730	$-	$-	$-	$79,864
Consumer installment	10,259	-	-	-	-	10,259
Real estate – residential	4,319	-	-	-	-	4,319
Real estate – commercial	44,326	-	-	158	-	44,484
Real estate – construction and land	8,396	-	-	-	-	8,396
SBA	243,533	5,242	1,794	1,850	-	252,419
USDA	801	-	-	-	-	801
Total	$390,768	$5,972	$1,794	$2,008	$-	$400,542

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Total
Three months ended:
June 30, 2021
Beginning Balance	$1,037	$100	$46	$581	$111	$1,264	$19	$3,158
Provision for loan losses	92	(50)	30	157	(6)	(82)	-	141
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	8	-	8
Net recoveries	-	-	-	-	-	8	-	8
Ending balance	$1,129	$50	$76	$738	$105	$1,190	$19	$3,307

June 30, 2020
Beginning Balance	$955	$75	$43	$575	$138	$435	$-	$2,221
Provision for loan losses	144	15	15	112	41	148	-	475
Charge-offs	-	-	-	-	-	(149)	-	(149)
Recoveries	-	-	-	-	-	1	-	1
Net charge-offs	-	-	-	-	-	(148)	-	(148)
Ending balance	$1,099	$90	$58	$687	$179	$435	$-	$2,548

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Total
Six months ended:
June 30, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$2,941
Provision for loan losses	201	(41)	24	211	5	168	1	569
Charge-offs	-	-	-	-	-	(215)	-	(215)
Recoveries	-	-	-	-	-	12	-	12
Net charge-offs	-	-	-	-	-	(203)	-	(203)
Ending balance	$1,129	$50	$76	$738	$105	$1,190	$19	$3,307

June 30, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$1,408
Provision for loan losses	565	63	36	340	103	156	-	1,263
Charge-offs	-	-	-	-	-	(160)	-	(160)
Recoveries	33	-	-	-	-	4	-	37
Net recoveries (charge-offs)	33	-	-	-	-	(156)	-	(123)
Ending balance	$1,099	$90	$58	$687	$179	$435	$-	$2,548

The Company’s allowance for loan losses as of June 30, 2021 and December 31, 2020 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Total
June 30, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,129	50	76	738	105	1,190	19	3,307
Ending balance	$1,129	$50	$76	$738	$105	$1,190	$19	$3,307

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	928	91	52	527	100	1,225	18	2,941
Ending balance	$928	$91	$52	$527	$100	$1,225	$18	$2,941

The Company’s recorded investment in loans as of June 30, 2021 and December 31, 2020 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Total
June 30, 2021
Loans individually evaluated for impairment	$98	$-	$-	$-	$-	$7,226	$-	$7,324
Loans collectively evaluated for impairment	81,348	3,773	5,336	52,826	7,498	251,903	803	403,487
Ending balance	$81,446	$3,773	$5,336	$52,826	$7,498	$259,129	$803	$410,811

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,976	$-	$2,976
Loans collectively evaluated for impairment	79,864	10,259	4,319	44,484	8,396	249,443	801	397,566
Ending balance	$79,864	$10,259	$4,319	$44,484	$8,396	$252,419	$801	$400,542

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of June 30, 2021 and December 31, 2020, right-of-use assets totaled $694,000 and $963,000, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $752,000 and $1.0 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of June 30, 2021, the weighted average remaining lease term is nineteen months, and the weighted average discount rate is 4.62%.

As of June 30, 2021, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2021	$304
2022	395
2023	76
2024	7
Total minimum rental payments	782
Less: Interest	(30)
Present value of lease liabilities	$752

The Company currently receives rental income from nine tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of June 30, 2021 were $886,000 through 2027.

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Goodwill	$10,729	$10,729
Core deposit intangible, net	878	979

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $50,000 and $101,000 for each of the three and six months ended June 30, 2021 and 2020, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of June 30, 2021 and December 31, 2020 were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(830)	(729)
Net carrying amount	$878	$979

The estimated amortization expense of the core deposit intangible remaining as of June 30, 2021 is as follows:

(In thousands)
2021 remaining	$101
2022	208
2023	210
2024	210
2025	149
Total	$878

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	June 30, 2021		December 31, 2020
Non-interest bearing demand	$77,835	20%	$57,112	16%
Interest-bearing demand (NOW)	5,289	1	5,060	2
Money market accounts	114,440	30	105,079	30
Savings accounts	9,196	3	6,139	2
Time deposits	177,236	46	174,625	50
Total	$383,996	100%	$348,015	100%

Time deposits of $250,000 and over totaled $77.1 million and $59.6 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the scheduled maturities of time deposits were as follows:

(In thousands)
2021	$57,366
2022	89,836
2023	16,805
2024	7,234
2025	5,503
Thereafter	492
Total	$177,236

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of June 30, 2021 and December 31, 2020 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $49.7 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2021 and December 31, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $25.0 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB at June 30, 2021 and December 31, 2020. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). At June 30, 2021, the Bank pledged $87.5 million of PPP loans to the FRB under the PPPLF to borrow $87.5 million of funds at a rate of 0.35%, with maturities ranging from April 2022 through May 2026. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of June 30, 2021 and December 31, 2020, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and six months ended June 30, 2021 and 2020.

The amount of employer contributions charged to expense under the two plans was $112,000 and $275,000 for the three and six months ended June 30, 2021, respectively, and $101,000 and $224,000 for the three and six months ended June 30, 2020, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of June 30, 2021 and December 31, 2020.

Note 9. Income Taxes

Income tax expense was $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively, and $587,000 and $1.3 million for the three and six months ended June 30, 2020, respectively. The Company’s effective income tax rate was 22.4% and 22.5% for the three and six months ended June 30, 2021, respectively, compared to 21.7% and 22.3% for the same periods in the prior year, respectively.

Net deferred tax assets totaled $290,000 and $83,000 at June 30, 2021 and December 31, 2020, respectively.

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

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each stock option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model. The fair value of each grant award was estimated on the date of grant by a third party using the market approach based on the application of latest 12-month Company metrics to guideline public company multiples. There were no issues, forfeitures or exercises in the Plan during the three and six months ended June 30, 2021 and 2020.

The number of options outstanding and the weighted average exercise price, respectively, as of both June 30, 2021 and December 31, 2020 was 190,000 and $5.37. The weighted average contractual life as of June 30, 2021 and December 31, 2020 was 5.87 years and 6.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of June 30, 2021 and December 31, 2020 was $1.94.

As of June 30, 2021, all 190,000 stock options outstanding were vested, and compensation has been fully recognized. As of June 30, 2021, no options were exercised. The Company recorded compensation expense on a straight-line basis over the vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $8,000 and $24,000 for the three and six months ended June 30, 2021, respectively, and $34,000 and $58,000 for the three and six months ended June 30, 2020, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of June 30, 2021, all 210,000 awarded shares were outstanding, and the grant date fair value was $4.81. The weighted average contractual life as of June 30, 2021 and December 31, 2020 was 2.97 years and 3.46 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $70,000 and $139,000 for the three and six months ended June 30, 2021, respectively, related to the restricted stock awards. No salaries and benefits expense was recognized related to the restricted stock awards during the three and six months ended June 30, 2020. As of June 30, 2021, there was $799,000 of unrecognized compensation cost related to the stock awards.

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

The following table summarizes loan commitments:

(In thousands)	June 30, 2021	December 31, 2020
Undisbursed loan commitments	$23,167	$19,880
Standby letters of credit	207	162
Total	$23,374	$20,042

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of June 30, 2021 and December 31, 2020.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $180,000 and $484,000 during the three and six months ended June 30, 2021, respectively, and $489,000 and $912,000 during the three and six months ended June 30, 2020, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had no amounts receivable at June 30, 2021, and $43,000 in fees receivable related to these services at December 31, 2020, which is included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement:  In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $217,000 and $198,000 payable to Cain Watters related to this agreement at June 30, 2021 and December 31, 2020, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of June 30, 2021, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $5.1 million. None of those deposit accounts have terms more favorable than those available to any other depositor.

As of June 30, 2021, the Bank had PPP loans to certain of its directors and their affiliated companies totaling $2.8 million in the aggregate. These loans were made to the Bank’s directors and their affiliated companies on the same terms as all other loans originated by the Bank under the PPP. In addition, these loans were approved by the board of directors of the Bank in accordance with the Bank’s regulatory and policy requirements.

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

In addition, the Basel III regulatory capital reforms (“Basel III”) implemented a capital conservation buffer of 2.5% that was fully implemented as of January 1, 2019. The Basel III minimum capital ratio requirements as applicable to the Company and the Bank as of June 30, 2021 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of June 30, 2021, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$58,497	20.85%	$29,462	10.50%	$28,059	10.00%
T Bank, N.A.	56,590	20.34	29,214	10.50	27,823	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	55,190	19.67	23,850	8.50	22,447	8.00
T Bank, N.A.	53,283	19.15	23,650	8.50	22,258	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	37,940	13.52	19,641	7.00	18,238	6.50
T Bank, N.A.	53,283	19.15	19,476	7.00	18,085	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	55,190	12.43	17,755	4.00	22,194	5.00
T Bank, N.A.	53,283	12.18	17,496	4.00	21,870	5.00

As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$50,987	18.22%	$29,379	10.50%	$27,980	10.00%
T Bank, N.A.	50,012	18.25	28,782	10.50	27,411	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	48,046	17.17	23,783	8.50	22,384	8.00
T Bank, N.A.	47,071	17.17	23,299	8.50	21,929	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	30,796	11.01	19,586	7.00	18,187	6.50
T Bank, N.A.	47,071	17.17	19,188	7.00	17,817	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	48,046	11.66	16,480	4.00	20,601	5.00
T Bank, N.A.	47,071	11.58	16,257	4.00	20,322	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of June 30, 2021, approximately $19.3 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management, and additionally, Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital.

Note 14. Operating Segments

The Company’s reportable segments consist of “Banking,” “Other Financial Services,” and “HoldCo” operations.

The “Banking” segment consists of operations relative to the Company’s full service banking operations, including providing depository and lending services to individual and business customers, and other related banking services.

The “Other Financial Services” segment includes managed and directed brokerage, investment advisory services, including related trust company operations, third party administration, and insurance brokerage services to both individuals and businesses.

The “HoldCo) operations include the operations and subordinated debt held at the Bank’s immediate parent, as well as the activities of the financial holding company which serves as TBI’s parent.

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2021
Income Statement
Total interest income	$6,216	$-	$-	$6,216
Total interest expense	669	-	219	888
Provision for loan losses	141	-	-	141
Net-interest income (loss) after provision for loan losses	5,406	-	(219)	5,187
Non-interest income	275	8,025	-	8,300
Depreciation and amortization expense	92	36	-	128
All other non-interest expense	2,608	5,628	336	8,572
Income (loss) before income tax	$2,981	$2,361	$(555)	$4,787

Goodwill and other intangibles	$9,257	$2,350	$-	$11,607
Total assets	$546,818	$10,228	$376	$557,422

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2021
Income Statement
Total interest income	$12,530	$-	$-	$12,530
Total interest expense	1,401	-	437	1,838
Provision for loan losses	569	-	-	569
Net-interest income (loss) after provision for loan losses	10,560	-	(437)	10,123
Non-interest income	459	17,072	85	17,616
Depreciation and amortization expense	184	74	-	258
All other non-interest expense	4,742	11,708	686	17,136
Income (loss) before income tax	$6,093	$5,290	$(1,038)	$10,345

Goodwill and other intangibles	$9,257	$2,350	$-	$11,607
Total assets	$546,818	$10,228	$376	$557,422

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2020
Income Statement
Total interest income	$4,722	$-	$-	$4,722
Total interest expense	1,241	-	218	1,459
Provision for loan losses	475	-	-	475
Net-interest income (loss) after provision for loan losses	3,006	-	(218)	2,788
Non-interest income	191	6,363	22	6,576
Depreciation and amortization expense	92	51	-	143
All other non-interest expense	1,369	4,917	234	6,520
Income (loss) before income tax	$1,736	$1,395	$(430)	$2,701

Goodwill and other intangibles	$9,458	$2,350	$-	$11,808
Total assets	$520,439	$9,117	$319	$529,875

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2020
Income Statement
Total interest income	$9,838	$-	$-	$9,838
Total interest expense	2,521	-	437	2,958
Provision for loan losses	1,263	-	-	1,263
Net-interest income (loss) after provision for loan losses	6,054	-	(437)	5,617
Non-interest income	653	14,002	22	14,677
Depreciation and amortization expense	186	158	-	344
All other non-interest expense	3,400	10,268	474	14,142
Income (loss) before income tax	$3,121	$3,576	$(889)	$5,808

Goodwill and other intangibles	$9,458	$2,350	$-	$11,808
Total assets	$520,439	$9,117	$319	$529,875

Note 15. Fair Value of Financials Instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2021
Securities available for sale:
U.S. government agencies	$-	$15,913	$-	$15,913
Mortgage-backed securities	-	2,020	-	2,020
As of December 31, 2020
Securities available for sale:
U.S. government agencies	$-	$14,949	$-	$14,949
Mortgage-backed securities	-	2,447	-	2,447

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and six months ended June 30, 2021, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of June 30, 2021 and December 31, 2020, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of June 30, 2021 and December 31, 2020, there were no foreclosed assets. There were no foreclosed assets re-measured during the three and six months ended June 30, 2021 and 2020.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the six months ended June 30, 2021, the Company added servicing assets totaling $19,000 in connection with the sale of $1.1 million in loans. During the six months ended June 30, 2020, the Company added servicing assets totaling $92,000 in connection with the sale of $6.2 million in loans. For the three and six months ended June 20, 2020, there was a credit provision of $100,000 to the valuation allowance for servicing assets. There was no allowance provision for the three and six months ended June 30, 2021.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$79,868	$79,868
Level 2 inputs:
Securities available for sale	17,933	17,933
Securities, restricted	2,431	2,431
Loans held for sale	21,147	23,931
Accrued interest receivable	2,084	2,084
Level 3 inputs:
Securities held to maturity	2,784	2,784
Securities not readily marketable	100	100
Loans, net	407,504	400,170
Servicing asset	704	704
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	77,835	77,835
Level 2 inputs:
Interest bearing deposits	306,161	312,457
Borrowed funds	99,544	99,544
Accrued interest payable	599	599

	December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$46,868	$46,868
Level 2 inputs:
Securities available for sale	17,396	17,396
Securities, restricted	2,431	2,431
Loans held for sale	14,864	16,462
Accrued interest receivable	2,440	2,440
Level 3 inputs:
Securities held to maturity	5,776	5,776
Securities not readily marketable	100	100
Loans, net	397,601	389,143
Servicing asset	809	809
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	57,112	57,112
Level 2 inputs:
Interest bearing deposits	290,903	292,174
Borrowed funds	95,690	95,690
Accrued interest payable	599	599

Note 16. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 became effective for most public companies on January 1, 2020, subject to a company’s election to defer implementation due to the COVID-19 pandemic. On July 17, 2019, the FASB proposed to delay the implementation of the current expected credit loss standard (“CECL”) methodology for certain companies including smaller reporting companies (“SRCs”). The Company is a SRC as defined by the SEC. The proposed delay of the implementation of the CECL methodology by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The Company has developed processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 and the CECL methodology may increase their allowance for loan losses balance, the adoption will be significantly influenced by the composition, characteristics and quality of the loan portfolio along with the prevailing economic conditions and forecasts as of the adoption date.

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

Note 17. Subsequent Event

On July 1, 2021, we through our wholly-owned subsidiary TBI, acquired Integra Funding Solutions, LLC, a Texas limited liability company (“Integra”), through the merger of Integra with and into TBI, with TBI surviving the merger. Integra is a factoring company that provides financing to smaller transportation companies across the United States principally by purchasing their accounts receivable at a discount and then collecting such receivables at face value. We believe that the addition of this small business lending vertical will provide the Bank with additional breadth in its lending platform and enable the Bank to continue to prudently grow its balance sheet and generate relatively attractive returns on its assets.

Pursuant to the terms of and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), the transaction provided for the payment to the members of Integra of (a) an amount of cash equal to (i) $2,458,777, subject to certain adjustments described in the Merger Agreement which totaled $739,521, and (b) 453,203 shares of the Company’s common stock.

A summary of the preliminary estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Factored receivables	$33,734
Other assets	441
Premises and equipment	24
Loans receivable	1,134
35,333
Liabilities assumed:
Deposits	2,551
Other liabilities	226
Borrowings	28,927
31,704
Fair value of net assets acquired	3,629
Consideration:
Cash paid	3,198
Common stock	10,651
Total consideration	13,849
Goodwill	$10,220

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 and amended on Form 10-K/A on May 5, 2021 (as amended, the “2020 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2020 Form 10-K, and under the section entitled “Risk Factors” in this Form 10-Q, including, but not limited to, the following:

●

risks associated with the ongoing COVID-19 global pandemic (“COVID-19”), including, among others, business disruption for our customers, customers’ ability to fulfill their financial obligations to the Company, our employees’ ability to conduct banking and other transactions, the response of governmental authorities to the COVID-19 pandemic, and the emerging Delta variant, and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	the adequacy of our allowance for loan losses;
●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
●	risks associated with having one referral source, Cain, Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks specific to commercial loans and borrowers (particularly dental and SBA loans);
●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	changes in interest rates;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;
●	regulatory scrutiny related to our loan portfolio, including commercial real estate;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	our inability to identify and address potential conflicts of interest;
●	our ability to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	the development of an active, liquid market for the Series B preferred stock;

●	fluctuations in the market price of the Series B preferred stock;
●	our ability to raise additional capital, particularly during times of stress;
●	the soundness of other counterparty financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics, such as the ongoing COVID-19 pandemic and the emerging Delta variant;
●	the effects of terrorism and efforts to combat it;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	political instability and changes in tariffs and trade barriers;
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

COVID-19 Update

The Company continues to actively monitor developments related to the COVID-19 pandemic including the progress of COVID-19 vaccines, the emergence of the so-called Delta variant, the effects of the CARES Act and the American Rescue Plan Act of 2021 and the prospects for additional fiscal stimulus programs; however, the extent to which each will impact our operations and financial results in 2021 remains uncertain.

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, allocated an additional $284 billion to the SBA to fund a second round of PPP and extended the application period for the PPP to March 31, 2021. The application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. The Company actively participated in the second round of the PPP and began submitting applications to the SBA for borrowers on January 15, 2021 when the application window opened. The PPP was adjusted for the second round to allow applications from both first time borrowers and those that obtained loans during the first round of the PPP. The revised PPP, among other things, required that borrowers demonstrate or certify that they experienced a 25% or greater reduction in gross receipts from a quarter in 2020 compared to the same quarter in 2019 and certify that current economic uncertainty makes the loan request necessary to support their ongoing operations. The Bank funded 694 PPP loans, for $66.2 million related to the second round of PPP during the six months ended June 30, 2021, and as of June 30, 2021, the Bank had  $86.3 million of total outstanding PPP loans in its loan portfolio. Management believes that the majority of these PPP loans will ultimately be forgiven by the SBA or repaid in accordance with the terms of the PPP over the coming quarters.

While all industries could experience adverse effects related to the COVID-19 pandemic, the loan portfolio includes customers in industries such as dental, travel, hotel, leisure, retail, convenience store, restaurant and entertainment, which industries have all been adversely impacted by the COVID-19 pandemic. While the Company has not experienced any material losses related to such industries in the portfolio, management recognizes that these industries may take longer to recover and continues to monitor these customers closely. The commercial credit area continues to communicate regularly with the borrowers and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. During the course of the COVID-19 pandemic, the Company increased its allowance for loan losses from $2.2 million as of March 31, 2020 to $3.3 million as of June 30, 2021, due in part to the changes in the economic environment related to the disruption in business activity as a result of the COVID-19 pandemic. The Company recorded a provision of approximately $141,000 during the three months ended June 30, 2021. At June 30, 2021, there were 2 loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $3.2 million.

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

The following discussion and analysis presents our consolidated financial condition as of June 30, 2021 and December 31, 2020, and our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2020 Form 10-K.

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“TBI”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A. a national banking association (“the Bank”), (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the SEC, (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

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

Performance Summary

Net income available to common shareholders increased $1.6 million, or 94.1%, to $3.3 million for the three months ended June 30, 2021, compared to $1.7 million for the three months ended June 30, 2020. Earnings per diluted common share were $0.50 and $0.26 for the three months ended June 30, 2021 and 2020, respectively. Net income available to common shareholders increased $3.5 million, or 94.6%, to $7.2 million for the six months ended June 30, 2021, compared to $3.7 million for the six months ended June 30, 2020. Earnings per diluted common share was $1.09 and $0.57 for the six months ended June 30, 2021 and 2020, respectively. The increase in earnings was primarily due to increased revenue in the Banking and Other Financial Services segments.

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

For the three months ended June 30, 2021, annual return on average assets was 2.71%, compared to 1.68% for the same period in the prior year, and annual return on average tangible common equity was 38.24%, compared to 29.23% for the same period in the prior year. For the six months ended June 30, 2021, annual return on average assets was 3.04%, compared to 2.07% for the same period in the prior year, and annual return on average tangible common equity was 44.25%, compared to 33.42% for the same period in the prior year. The higher annual return ratios for the three and six months ended June 30, 2021 was due to an increase in income which outpaced the increases in average assets and average tangible common equity compared to the same period in the prior year. The growth in average tangible common equity between the two periods is primarily related to earnings, net of preferred dividends paid, from June 30, 2020 to June 30, 2021. The growth in average assets is primarily attributable to growth in loans.

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended June 30, 2021	As of and for the Three Months Ended June 30, 2020	As of and for the Six Months Ended June 30, 2021	As of and for the Six Months Ended June 30, 2020
Income available to common shareholders	$3,329	$1,726	$7,239	$3,739

Average shareholders’ equity	$63,806	$52,841	$61,904	$51,618
Less: average goodwill	10,729	10,729	10,729	10,729
Less: average core deposit intangible	910	1,112	935	1,137
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity	$34,917	$23,750	$32,990	$22,502
Annual return on average tangible common equity	38.24%	29.23%	44.25%	33.42%

Total assets grew by $44.0 million, or 8.6%, to $557.4 million as of June 30, 2021 from $513.4 million as of December 31, 2020. This increase was primarily due to an increase of $36.0 million for interest-bearing deposits, $9.9 million for loans, net of allowance for loan losses, and $6.3 million for loans held for sale. The increases were offset by decreases of $2.8 million for cash and due from banks, $3.0 million for securities held to maturity and $2.7 million for other assets. Substantially all loans outside of those made under the PPP are secured by specific collateral, including business assets, consumer assets, and commercial real estate. We anticipate that as the majority of PPP loans are forgiven or paid off, which we believe will occur principally over the next six months, and as customers spend down their PPP funds, this will result in a reduction in both loans and borrowings.

Shareholders’ equity increased $6.8 million, or 11.3%, to $66.8 million as of June 30, 2021, from $60.0 million as of December 31, 2020. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The effective federal funds rate decreased 150 basis points during March 2020 (50 basis points on March 3, 2020 and 100 basis points on March 15, 2020) to zero to 0.25%, where it remained through June 30, 2021.

The following tables present the changes in net interest income and identifies the changes due to differences in the average volume of interest-earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.  The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021 vs June 30, 2020
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$2	$(5)	$(3)
Securities	(11)	8	(3)
Loans, net of unearned discount (1)	674	826	1,500
Total earning assets	665	829	1,494

Savings and interest-bearing demand	(2)	3	1
Money market deposit accounts	(8)	10	2
Time deposits	(437)	(192)	(629)
FHLB and other borrowings	(4)	59	55
Subordinated notes	(1)	1	-
Total interest-bearing liabilities	(452)	(119)	(571)

Changes in net interest income	$1,117	$948	$2,065

(1)	Average loans include non-accrual.

Net interest income increased $2.1 million, or 63.6%, from $3.3 million for the three months ended June 30, 2020 to $5.3 million for the three months ended June 30, 2021. Net interest margin for the three months ended June 30, 2021 and 2020 was 4.11% and 2.74%, respectively, an increase of 137 basis points. The increase in net interest income and margin was primarily due to the timing of recognition of PPP-related SBA fees. Other changes included an increase in the average volume of loans, a decrease in average rates paid on interest-bearing deposits and decrease in average volume of interest-bearing deposits which were replaced by non-interest-bearing deposits and Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings.

The average volume of interest-earning assets increased $41.5 million, or 8.7%, from $478.2 million for the three months ended June 30, 2020 to $519.7 million for the three months ended June 30, 2021. The average volume of loans increased $59.2 million, or 15.7%, from $376.8 million for the three months ended June 30, 2020 to $436.0 million for the three months ended June 30, 2021. PPP loans accounted for $31.1 million of the average volume increase. The average yield for loans increased 71 basis points from 4.80% for the three months ended June 30, 2020 to 5.51% for the three months ended June 30, 2021. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $98.3 million of PPP loans, all during the second quarter of 2020. As of June 30, 2021, approximately $75.6 million of the PPP loans originated in 2020 have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $22.7 million as of June 30, 2021. During the six months ended June 30, 2021, we funded an additional $66.2 million of PPP loans, of which $2.6 million have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $63.6 million as of June 30, 2021. Total outstanding PPP loans were $86.3 million as of June 30, 2021. During the three months ended June 30, 2021, we recognized $1.2 million in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 6.1% during the three months ended June 30, 2021. For the balance of PPP loans outstanding as of June 30, 2021, we expect to recognize additional PPP loan related deferred fees (net of deferred origination costs) totaling approximately $2.1 million as a yield adjustment over the remaining expected lives of these loans, with the majority being in 2021.

The average volume of interest-bearing liabilities increased $13.4 million, or 3.4%, from $392.5 million for the three months ended June 30, 2020 to $405.9 million for the three months ended June 30, 2021. The average volume of interest-bearing deposits decreased $53.9 million, or 15.3%, from $353.4 million for the three months ended June 30, 2020 to $299.5 million for the three months ended June 30, 2021, and the average interest rate paid on interest-bearing deposits decreased 59 basis points from 1.38% for the three months ended June 30, 2020 to 0.79% for the three months ended June 30, 2021. Non-interest bearing deposits increased $17.5 million, or 32.4%, from $54.0 million for the three months ended June 30, 2020 to $71.5 million for the three months ended June 30, 2021. The average cost of deposits during the three months ended June 30, 2021 was impacted by decreases in interest rates paid on money market and time deposits as a result of the aforementioned decrease in market interest rates. The average volume of FHLB and other borrowings increased $67.4 million, or 248.6%, from $27.1 million for the three months ended June 30, 2020 to $94.5 million for the three months ended June 30, 2021, consisting entirely of funding from the PPPLF, at an interest rate of 0.35%, used to fund the PPP loans. There were no borrowings from the FHLB for the three months ended June 30, 2021 and 2020.

Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30, 2021 vs June 30, 2020
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(56)	$(5)	$(61)
Securities	(203)	34	(169)
Loans, net of unearned discount (1)	131	2,791	2,922
Total earning assets	(128)	2,820	2,692

Savings and interest-bearing demand	(7)	5	(2)
Money market deposit accounts	(148)	49	(99)
Time deposits	(881)	(241)	(1,122)
FHLB and other borrowings	(23)	126	103
Subordinated notes	-	-	-
Total interest-bearing liabilities	(1,059)	(61)	(1,120)

Changes in net interest income	$931	$2,881	$3,812

(1)	Average loans include non-accrual.

Net interest income increased $3.8 million, or 55.1%, from $6.9 million for the six months ended June 30, 2020 to $10.7 million for the six months ended June 30, 2021. Net interest margin for the six months ended June 30, 2021 and 2020 was 4.28% and 3.37%, respectively, an increase of 91 basis points. The increase in net interest income and margin was primarily due to the timing of recognition of PPP-related SBA fees. Other changes included an increase in the average volume of loans, a decrease in average rates paid on interest-bearing deposits and borrowings and decrease in average volume of interest-bearing deposits which were replaced by non-interest-bearing deposits and PPPLF borrowings.

The average volume of interest-earning assets increased $92.9 million, or 22.6%, from $410.6 million for the six months ended June 30, 2020 to $503.5 million for the six months ended June 30, 2021. The average volume of loans increased $100.3 million, or 29.8%, from $337.1 million for the six months ended June 30, 2020 to $437.4 million for the six months ended June 30, 2021. PPP loans accounted for $67.2 million of the average volume increase. The average yield for loans increased 9 basis points from 5.51% for the six months ended June 30, 2020 to 5.60% for the six months ended June 30, 2021. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. See discussion above in the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, we recognized $2.9 million in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 6.8% during the six months ended June 30, 2021.

The average volume of interest-bearing liabilities increased $63.4 million, or 18.9%, from $334.8 million for the six months ended June 30, 2020 to $398.1 million for the six months ended June 30, 2021. The average volume of interest-bearing deposits decreased $9.3 million, or 3.1%, from $307.1 million for the six months ended June 30, 2020 to $297.8 million for the six months ended June 30, 2021, and the average interest rate paid on interest-bearing deposits decreased 77 basis points from 1.62% for the six months ended June 30, 2020 to 0.85% for the six months ended June 30, 2021. Non-interest bearing deposits increased $19.2 million, or 42.6%, from $45.0 million for the six months ended June 30, 2020 to $64.2 million for the six months ended June 30, 2021. The average cost of deposits during the six months ended June 30, 2021 was impacted by decreases in interest rates paid on money market and time deposits as a result of the aforementioned decrease in market interest rates. The average volume of FHLB and other borrowings increased $72.7 million, or 466.0%, from $15.6 million for the six months ended June 30, 2020 to $88.3 million for the six months ended June 30, 2021, consisting mostly of funding from the PPPLF, at an interest rate of 0.35%, used to fund the PPP loans. The average cost of FHLB and other borrowings decreased 29 basis points from 0.64% for the six months ended June 30, 2020 to 0.35% for the six months ended June 30, 2021.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$58,444	$16	0.11%	$77,139	$19	0.10%
Securities	25,197	207	3.30	24,281	210	3.48
Loans, net of unearned discount (1)	436,020	5,993	5.51	376,803	4,493	4.80
Total earning assets	519,661	6,216	4.80	478,223	4,722	3.97
Cash and other assets	32,761			29,830
Allowance for loan losses	(3,193)			(2,216)
Total assets	$549,229			$505,837
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$15,371	9	0.23%	$10,036	8	0.32%
Money market deposit accounts	112,089	100	0.36	101,161	98	0.39
Time deposits	172,000	478	1.11	242,220	1,107	1.84
Total interest-bearing deposits	299,460	587	0.79	353,417	1,213	1.38
FHLB and other borrowings	94,455	82	0.35	27,093	27	0.40
Subordinated notes	12,000	219	7.32	12,000	219	7.34
Total interest-bearing liabilities	405,915	888	0.88	392,510	1,459	1.50
Non-interest-bearing deposits	71,547			54,009
Other liabilities	7,961			6,477
Total liabilities	485,423			452,996
Shareholders’ equity	63,806			52,841
Total liabilities and shareholders’ equity	$549,229			$505,837

Net interest income		$5,328			$3,263
Net interest spread			3.92%			2.47%
Net interest margin			4.11%			2.74%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021			2020
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$40,555	$21	0.10%	$50,471	$82	0.33%
Securities	25,566	353	2.78	23,073	522	4.55
Loans, net of unearned discount (1)	437,395	12,156	5.60	337,100	9,234	5.51
Total earning assets	503,516	12,530	5.02	410,644	9,838	4.82
Cash and other assets	31,951			29,309
Allowance for loan losses	(3,070)			(1,820)
Total assets	$532,397			$438,133
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$13,740	16	0.23%	$9,646	18	0.38%
Money market deposit accounts	109,602	198	0.36	82,456	297	0.72
Time deposits	174,470	1,034	1.20	215,018	2,156	2.02
Total interest-bearing deposits	297,812	1,248	0.85	307,120	2,471	1.62
FHLB and other borrowings	88,318	153	0.35	15,643	50	0.64
Subordinated notes	12,000	437	7.34	12,000	437	7.32
Total interest-bearing liabilities	398,130	1,838	0.93	334,763	2,958	1.78
Non-interest-bearing deposits	64,205			45,034
Other liabilities	8,158			6,718
Total liabilities	470,493			386,515
Shareholders’ equity	61,904			51,618
Total liabilities and shareholders’ equity	$532,397			$438,133

Net interest income		$10,692			$6,880
Net interest spread			4.09%			3.04%
Net interest margin			4.28%			3.37%

(1)	Includes non-accrual loans.

Provision for Loan Losses

For the three and six months ended June 30, 2021, the provision for loan losses totaled $141,000 and $569,000, respectively, compared to $475,000 and $1.3 million for the three and six months ended June 30, 2020, respectively. Included in the provision for the six months ended June 30, 2021 was $130,000, which represents the amount of reserve for loan loss required in excess of the discount balance on loans acquired, compared to $409,000 for the six months ended June 30, 2020. We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.

For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Trust income	$1,532	$1,196	$2,972	$2,472
Gain on sale of loans	101	-	101	432
Advisory income	3,276	2,311	6,293	4,805
Brokerage income	1,895	1,790	4,360	3,861
Service fees and other income	1,408	1,222	3,714	2,959
Rental income	88	57	176	148
Total	$8,300	$6,576	$17,616	$14,677

Total non-interest income for the three months ended June 30, 2021 increased $1.7 million, or 25.8%, and $2.9 million, or 19.7%, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and six months ended June 30, 2021 increased $336,000, or 28.1%, and increased $500,000, or 20.2%, respectively, compared to the same periods in the prior year. The increase in the fee income between the periods is due to an increase in the average market value of the trust assets during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. The expectation of an economic recovery from the COVID-19 pandemic has increased market values of trust assets over those experienced during the three and six months ended June 30, 2020, when the impacts of the COVID-19 pandemic were affecting expectations, causing extreme volatility and decreasing fees during the three and six month periods in the prior year.  Volatility related to an uneven recovery from the economic downturn and/or renewed fears of resurgent strains of the COVID-19 virus, including the emergence of the Delta variant, could result in future net decreases in the average values of our assets held in custody, and/or continued volatility in asset values, potentially decreasing our trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. Gain on sale of loans increased $101,000 during the three months ended June 30, 2021 compared to the same period in the prior year, when there was no gain on sale of loans, and decreased $331,000, or 76.6%, for the six months ended June 30, 2021 compared to the same period in the prior year. Gain on sale of loans for the three and six months ended June 30, 2021 was $101,000, resulting from the sale of $1.1 million of SBA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three and six months ended June 30, 2021, advisory income increased $965,000, or 41.8%, and $1.5 million, or 31.0%, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to an increase in the average market value of the advisory assets during the three and six months ended June 30, 2021 as compared to the same periods in the prior year. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. The expectation of an economic recovery from the COVID-19 pandemic has increased market values of our advisory assets, whereas the economic disruption caused by the start of the COVID-19 pandemic during the three and six months ended June 30, 2020 increased market volatility leading to lower advisory fees in the same periods in the prior year. Volatility related to an uneven recovery from the economic downturn and/or renewed fears of resurgent strains of the COVID-19 virus, including the emergence of the Delta variant, could result in future net decreases in the average values of our advisory assets, and/or continued volatility in asset values, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three and six months ended June 30, 2021 increased $105,000, or 5.9%, and $499,000, or 12.9%, compared to the same periods in the prior year. The economic disruption related to the COVID-19 pandemic led to a dramatic slowing of activity that began late in the first quarter 2020 and continued throughout the remainder of the year.  This led to delays in the timing of private placements and syndicated public offerings, along with volatility in the volume of general trading activity. Private offering and syndicated public offering activity may face a prolonged recovery, and in the event of economic volatility related to an uneven recovery or concerns over new strains of the COVID-19 virus, including the emergence of the Delta variant, the recovery in trading activity may stall, potentially decreasing brokerage income overall.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of June 30, 2021 and December 31, 2020, and the inflows and outflows and net market appreciation during the three and six months ended June 30, 2021. Our brokerage and advisory assets experienced an increase of approximately $348 million, or 7.0%, and $765 million, or 16.9%, during the three and six months ended June 30, 2021, respectively, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2020	$4,524,376
Client inflows	519,177
Client outflows	(437,760)
Net flows	81,417
Market appreciation	335,882
As of March 31, 2021	$4,941,675
Client inflows	995,914
Client outflows	(861,884)
Net flows	134,030
Market appreciation	213,754
As of June 30, 2021	$5,289,459

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, and third-party administration fees. Service fees and other income for the three and six months ended June 30, 2021 increased $186,000, or 15.2%, and $755,000, or 25.5%, respectively, compared to the same period in the prior year. These increases are primarily the result of increases in third party administration fees of $203,000 and $662,000 for the three and six months ended June 30, 2021 over the same periods in the prior year.  The increase in third-party administration fees was in part due to the COVID-19 pandemic and the resulting lag in information from plan sponsors to complete annual plan administration work related to the shutdown of dental practices nationwide, which began in March 2020, whereas during the three and six months ended June 30, 2021, information was received timely and therefore, a larger percentage of plan administration work was able to be completed earlier; this effect was more pronounced during the first quarter 2021.  Loan and other bank servicing fees decreased $48,000 and increased $110,000 during the three and six months ended June 30, 2021, respectively, over the same periods in the prior year, primarily due to the amortization of the remaining servicing asset valuation allowance on loans repaid during the three and six months ended June 30, 2021 of $45,000 and $70,000, respectively. In addition, other income increased $30,000 and decreased $16,000 for the three and six months ended June 30, 2021 related to variances in income distributions from an interest in securities not readily marketable which decreased $22,000 and increased $63,000 during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, and an increase in consulting fees earned at Sanders Morris of $34,000 and $56,000 for the three and six months ended June 30, 2021, respectively, and a decrease in other income of approximately $124,000 related to a non-recurring extinguishment of a retirement liability during the first quarter of 2020, and immaterial fluctuations in miscellaneous income netting to an increase of $20,000 and a decrease of $11,000 for the three and six months ended June 30, 2021, respectively.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and six months ended June 30, 2021 increased $31,000, or 54.4% and $28,000 or 18.9%, respectively, compared to the same periods in the prior year. The increase was primarily due to a new tenant moving into vacant space during the second quarter 2021.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Salaries and employee benefits	$5,790	$4,049	$11,558	$8,953
Occupancy and equipment	392	560	819	1,094
Trust expenses	595	372	1,159	927
Brokerage and advisory direct costs	491	560	997	1,046
Professional fees	332	267	782	642
Data processing	266	194	470	385
Other	834	661	1,609	1,439
Total	$8,700	$6,663	$17,394	$14,486

Total non-interest expense for the three and six months ended June 30, 2021 increased $2.0 million, or 29.9%, and $2.9 million, or 20.0%, respectively, compared to the same periods in the prior year, primarily due to increases in salaries and employee benefits, trust expenses, other expenses, and professional fees, as well as in data processing fees, which were partially offset by a decrease in depreciation expense within our occupancy and equipment expense and in brokerage and advisory direct costs. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2021 increased $1.7 million, or 43.0%, and $2.6 million, or 29.1%, respectively, compared to the same period in the prior year. The increases were primarily due to annual merit increases, increases in bonuses, and related payroll taxes at our Banking segment, in addition to annual merit increases and increases in commissions and incentive bonuses and payroll taxes in our Other Financial Services segment.  In addition, stock compensation expense increased in our HoldCo segment, and our health insurance costs increase across the Company, compared to the same periods in the prior year.  In our Banking segment, $1.1 million and $1.2 million of the increase for the three and six months ended June 30, 2021, respectively, related to merit increases in salaries and an increase in headcount in the Bank’s SBA lending division and elsewhere related to overall growth in the Bank.  In our Other Financial Services segment, $162,000 and $386,000 of the increase for the three and six months ended June 30, 2021, respectively, related to merit increases in salaries and an increase in headcount related to growth in The Nolan Company (“Nolan”), operating as a division within the Bank, which provides third party administration (“TPA”) services, and $215,000 and $272,000 related to salary increases at Sanders Morris. In addition, there was a net increase in earnouts and incentive bonuses at Sanders Morris related to increases in brokerage commission activity of $158,000 and $250,000 during the three and six months ended June 30, 2021 compared to the same periods in the prior year, during which the COVID-19 pandemic had begun to suppress private placements and syndicated offerings, as well as certain trading activity on which Sanders Morris earns higher margins, which recovered somewhat during the three and six months ended June 30, 2021. These increases at Sanders Morris were partially offset by a decrease in certain incentive bonuses at Sanders Morris.  Stock compensation expense increased by $58,000 and $118,000 for the three and six months ended June 30, 2021, respectively, related to stock grants made on September 30, 2020, offset by a decrease in expense related to options granted, and bonus expense in our Holdco segment decreased $12,500 and increased $25,000, respectively, related to variations in bonus accrued compared to the same periods in the prior year. Increases in health insurance expense led increased benefit costs across the Company, which increased by $74,000 and $121,000 during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year.

Occupancy and equipment expense. Occupancy and equipment expense for three and six months ended June 30, 2021 decreased $168,000, or 30.0%, and $275,000, or 25.1%, respectively, compared to the same periods in the prior year. The decrease is attributable to decreases of $16,000 and $84,000 for the three and six months ended June 30, 2021, respectively, in depreciation expense at our Other Financial Services segment related primarily to a group of fixed assets and software costs reaching full depreciation/amortization during the three months ended June 30, 2020, and decreases in rent, utilities and common area maintenance expenses in that segment of $67,000 and $101,000 for the three and six month periods, respectively, slightly offset by an increase in repairs and maintenance expense of $7,000 for the six months ended June 30, 2021, and decreases in facilities telephone and depreciation of $16,000 and $8,000, respectively, in our Banking segment.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased $223,000, or 59.9%, and $232,000, or 25.0%, due to an increase in the market value of trust assets for the three and six months ended June 30, 2021 over the market values during the same periods in the prior year, which represented a recovery in asset values based on expectations that the effects of the COVID-19 pandemic were easing.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three and six months ended June 30, 2021 decreased $69,000, or 12.3%, and $49,000, or 4.7%, respectively, compared to the same periods in the prior year. The decreases related primarily to decreases in brokerage and exchange clearing fees at Sanders Morris of approximately $66,000 and $28,000, for the three and six months ended June 30, 2021, respectively, and in information services and referral fees of $3,000 and $21,000, respectively, compared to the same periods in the prior year. In addition,

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and six months ended June 30, 2021 increased $65,000, or 24.3%, and $140,000, or 21.8%, compared to the same periods in the prior year. The increases were the result of increases of $56,000 and $60,000, and $89,000 and $35,000 in our banking and HoldCo segments, respectively, for the three and six months ended June 30, 2021, respectively.  The increases were the result of legal and professional fees related to attempts to recover amounts on liquidated loans in the Bank’s SBA division, and to the acquisition of a factoring company which was completed on July 1, 2021. Please see Note 17. Subsequent Events within our financial statements elsewhere within this Form 10-Q for more information on this acquisition. These increases were partially offset by decreases in audit and tax consulting fees in these segments of $25,000 and $53,000 for the three and six months ended June 30, 2021, respectively. Professional fees in our other financial services segment decreased $28,000 and increased $68,000 for the three and six months ended June 30, 2021.  The decrease for the three month period was primarily due to a decrease in consulting fees related to our participant directed plan services team, and the increase for the six month period related to an increase in professional fees in our Nolan division related to an agreement with the former owner of Nolan under which payments increased by $44,000 due to an increase in the earnings from our Nolan division over the same period in the prior year, and an increase in tax consulting expense related to the completion of the tax returns for the trust department’s pooled funds earlier in the year compared to the prior period of $9,000, and other individually immaterial increases.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three and six months ended June 30, 2021 increased $72,000, or 37.1%, and $85,000, or 22.1%, compared to the same periods in the prior year. The increases were the result of increases of $53,000 and $19,000, and $53,000 and $32,000 in our banking and other financial services segments, respectively, for the three and six months ended June 30, 2021, respectively. The $53,000 increase in our banking segment was due to costs related to the conversion of the Bank’s core accounting system.  The increases in our other financial services segment were primarily related to increased trust data processing fees, and discounts received during the three and six months ended June 30, 2020, which decreased expense for those earlier periods.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three and six months ended June 30, 2021 increased $173,000, or 26.2%, and 170,000, or 11.8%, compared to the same periods in the prior year. The increase was primarily related to increases in computer software costs in our banking and other financial services segments totaling $160,000 and $196,000, related to technology initiatives across the Company.  We also experienced an increase in our directors’ and officers’ insurance coverage of $11,000 and $30,000 for the three and six months ended June 30, 2021, respectively.  Other increases which were individually immaterial included employee recruitment costs, directors fees, and office expenses at Sanders Morris.  These increases were partially offset by a decrease in payroll processing fees of $13,000 and $24,000 for the three and six months ended June 30, 2021, respectively, and a decrease in travel expense for the six month period ended June 30, 2021 of $32,000, and other individually immaterial decreases.

Income Taxes

Income tax expense for the three and six months ended June 30, 2021 was $1.1 million and $2.3 million, respectively, compared to $587,000 and $1.3 million for the same periods in the prior year. The effective income tax rate was 22.4% and 21.2% for the three and six months ended June 30, 2021, respectively, compared to 21.7% and 22.3% for the same periods in the prior year.

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

The following table presents key metrics related to our segments:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$5,822	$8,025	$(219)	$13,628	$11,588	$17,072	$(352)	$28,308
Income (loss) before taxes	$2,981	$2,361	$(555)	$4,787	$6,093	$5,290	$(1,038)	$10,345

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$3,672	$6,363	$(196)	$9,839	$7,970	$14,002	$(415)	$21,557
Income (Loss ) Before Taxes	$1,736	$1,395	$(430)	$2,701	$3,121	$3,576	$(889)	$5,808

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and six months ended June 30, 2021 increased $1.2 million, or 71.7%, and $3.0 million, or 95.2%, respectively, compared to the same periods in the prior year. The increase during the three months ended June 30, 2021 was primarily the result of a $2.1 million increase in net interest income, a $334,000 decrease in the provision for loan losses and $84,000 increase in non-interest income, partly offset by a $1.2 million increase in non-interest expense. The increase during the six months ended June 30, 2021 was primarily the result of a $3.8 million increase in net interest income and a $694,000 decrease in the provision for loan losses, partly offset by a $194,000 decrease in non-interest income and a $1.3 million increase in non-interest expense.

Net interest income for the three and six months ended June 30, 2021 increased $2.1 million, or 59.4%, and $3.8 million, or 52.1%, respectively, compared to the same periods in the prior year, due primarily to PPP-related SBA fees of $1.2 million and $2.9 million recognized for the three and six months ended June 30, 2021, respectively. Other changes included an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and six months ended June 30, 2021, totaled $141,000 and $569,000, respectively, compared to $475,000 and $1.3 million for the same periods in the prior year. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended June 30, 2021 increased $84,000, or 44.0%, compared to the same period in the prior year. The increase was primarily due to a $101,000 increase in gain on sale of loans resulting from the Company having no loan sales during the three months ended June 30, 2020, a $31,000 increase in rental income and a $7,000 increase in deposit service income, partly offset by a $56,000 decrease in net loan servicing income. Non-interest income for the six months ended June 30, 2021 decreased $194,000, or 29.7% compared to the same period in the prior year, primarily due to a $331,000 decrease in gain on sale of loans, partly offset by a $97,000 increase in net loan servicing income (which was the result of a $226,000 decrease in servicing rights amortization, partly offset by a $100,000 decrease in the servicing asset valuation allowance and a $29,000 decrease in servicing fees), a $28,000 increase in rental income and a $11,000 increase in deposit service income. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2021 increased $1.2 million, or 84.8%, and $1.3 million, or 13.0%, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2021 included salaries and employee benefits of $1.1 million and $1.3 million, respectively, for annual merit increases and increases in staff and incentive bonuses, professional fees of $62,000 and $56,000, respectively, data processing of $53,000 for both periods, and various other expenses of $99,000 and $56,000, respectively. The increase was partly offset by a $68,000 and $76,000 decrease in occupancy and equipment expense for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and six months ended June 30, 2021 increased $966,000, or 69.2%, and increased $1.7 million, or 48.0%, respectively, compared to the same periods in the prior year. The increase during the three and six months ended June 30, 2021 was primarily the result of an increase of $1.7 million and $3.1 million in non-interest income for the three and six months ended June 30, 2021, respectively, offset by an increase of $696,000 and $1.4 million, respectively, in non-interest expense.

Non-interest income for the three and six months ended June 30, 2021 increased $1.7 million, or 26.1%, and $3.1 million, or 21.9%, compared to the same period in the prior year. The increase was primarily due to increases in advisory and trust income totaling $1.3 million and $2.0 million for the three and six months ended June 30, 2021, respectively, related primarily to a recovery in the value of our assets under management at Tectonic Advisors and Sanders Morris, as well as to net asset inflows to our platforms, and increases in brokerage income of $105,000 and $499,000 for the three and six month periods related to a recovery in private placement and syndicated offering activity at Sanders Morris, particularly during the first quarter 2021, as well as increases in commission based trading activity, and in services fees related to the Nolan division of $203,000 and $662,000 for the three and six month periods, respectively, due to an increase in the work completed and billed by Nolan related to earlier timing of that work, particularly during the first quarter 2021, and an increase in Nolan’s clients overall. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2021 increased $696,000, or 14.0%, and $1.4 million, or 13.0%, compared to the same periods in the prior year. These increases were related to increases in salaries and employee benefits of $600,000 and $1.2 million, primarily related to increases in brokerage activity, including private placement activity, at Sanders Morris leading to an increase in commissions and earnouts totaling $409,000 and $692,000 for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, and staffing additions at Nolan during late 2020 to add capacity for additional plan administration work totaling $195,000 and $451,000, respectively. Occupancy and equipment expense decreased by $100,000 and $199,000 for the three and six months ended June 30, 2021, related to software that became fully depreciated as of April 2020 and the utilities and common area maintenance adjustments related to decreases in these costs for our leased office space due to the COVID-19 pandemic’s effect on these costs due to work from home mandates and the effects of social distancing. Trust expense increased $223,000 and $232,000 for the three and six month periods, respectively, related to increases in the value of the assets on which these expenses are based. Professional fees decreased by $27,000 and increased $69,000 for the three and six months ended June 30, 2021. The increase related to an increase in fee expense under our agreement with the former owner of Nolan related to increase in results from that group, which was partially offset by other variances, including decreases in consulting expense related to our participant direction services group due to staffing additions, which reduced reliance on consultants. The remaining variances for the three and six months ended June 30, 2021 related to increases in data processing and other expenses, and decreases in brokerage and advisory direct costs. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

Loss before taxes for the three and six months ended June 30, 2021 increased $125,000, or 29.1%, and $149,000, or 16.8%, respectively, compared to the same periods in the prior year. The increases in the loss were due to an increase in salaries and benefits expense of $48,000 and $148,000 for the three and six months ended June 20, 2021, respectively, related to an increase in stock compensation expense related to stock grants made in September 2020, partially offset during the three months ended June 30, 2021 by the full amortization of stock options granted previously, and to increases in professional fees related to the acquisition of Integra Funding Solution that was completed on July 1, 2021.  See Note 17, Subsequent Events, for more information on this acquisition. In addition, we experienced increases in our advertising and market expense related to branding initiatives undertaken and increases in our officers’ and directors’ liability insurance coverage.

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

As of June 30, 2021, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds, located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property, such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period up to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes.

As of June 30, 2021 and December 31, 2020, the Bank held Federal Reserve Bank of Dallas (“FRB”) stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.2 million as of June 30, 2021 and December 31, 2020. The FRB stock and FHLB stock were classified as restricted securities.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of June 30, 2021		As of December 31, 2020
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$16,140	$15,913	$14,936	$14,949
Mortgage-backed securities	1,966	2,020	2,373	2,447
Total securities available for sale	$18,106	$17,933	$17,309	$17,396

Securities held to maturity:
Property assessed clean energy	$2,784	$2,784	$5,776	$5,776

Securities, restricted:
Other	$2,431	$2,431	$2,431	$2,431

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of June 30, 2021. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,250	0.89%	$11,188	1.03%	$3,702	0.83%	$16,140	0.97%
Mortgage-backed securities	-	-	1,029	2.99	-	-	937	1.98	1,966	2.51
Total	$-	-%	$2,279	1.84%	$11,188	1.03%	$4,639	1.07%	$18,106	1.14%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$-	-%	$2,784	7.32%	$2,784	7.32%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,431	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $10.3 million, or 2.6%, to $410.8 million at June 30, 2021, compared to $400.5 million at December 31, 2020. SBA loans comprise the largest group of loans in our portfolio totaling $259.1 million, or 63.1% (53.3% excluding PPP loans) of the total loans at June 30, 2021, compared to $252.4 million, or 63.0% (53.4% excluding PPP loans) at December 31, 2020. Commercial and industrial loans totaled $81.4 million, or 19.8% (25.1% excluding PPP loans), of the total loans at June 30, 2021, compared to $79.9 million, or 19.9% (25.1% excluding PPP loans), at December 31, 2020. Commercial and construction real estate loans totaled $60.3 million, or 14.7% (18.6% excluding PPP loans), of the total loans at June 30, 2021, compared to $52.9 million, or 13.2% (16.6% excluding PPP loans), at December 31, 2020.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	June 30, 2021		December 31, 2020
Commercial and industrial	$81,446	19.8%	$79,864	19.9%
Consumer installment	3,773	0.9	10,259	2.6
Real estate – residential	5,336	1.3	4,319	1.1
Real estate – commercial	52,826	12.9	44,484	11.1
Real estate – construction and land	7,498	1.8	8,396	2.1
SBA 7(a) guaranteed	173,922	42.3	164,687	41.1
SBA 7(a) unguaranteed	50,355	12.3	52,179	13.0
SBA 504	34,852	8.5	35,553	8.9
USDA	803	0.2	801	0.2
Other	-	-	-	-
Total Loans	$410,811	100.0%	$400,542	100.0%

At origination, the Company determines whether holding the guaranteed portion of SBA 7(a) and USDA loans provide better long-term risk adjusted returns than selling the loans, and records as either held for investment or held for sale. The Company records held for sale loans at the lower of cost or fair value. Loans held for sale totaled $21.1 million and $14.9 million at June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, the Company elected to reclassify $6.2 million and $15.1 million, respectively, of the SBA 7(a) loans held for sale to held for investment.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2021, our loan portfolio included $70.7 million of loans, approximately 17.2% of our total funded loans (21.8% excluding PPP loans), to the dental industry, compared to $67.2 million, or 16.8% (21.1% excluding PPP loans), of total funded loans, as of December 31, 2020. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two or five years, depending on the date of origination, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). During the year ended December 31, 2020, we funded $98.3 million of PPP loans. As of June 30, 2021, approximately $75.6 million of the PPP loans originated in 2020 have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $22.7 million as of June 30, 2021. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, allocated an additional $284 billion to the SBA to fund a second round of PPP and extended the application period for the PPP to March 31, 2021. The PPP application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. During the six months ended June 30, 2021, we originated $66.2 million of PPP loans. As of June 30, 2021, approximately $2.6 million of the PPP loans originated in 2021 have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $63.6 million as of June 30, 2021. Total outstanding PPP loans was $86.3 at June 30, 2021. We received $3.4 million of PPP-related fees from the SBA for the loans originated during 2021. We deferred $3.3 million of the PPP-related SBA fees, net of $99,000 which represented costs incurred to originate these PPP loans.

We are also participating in the PPPLF which, through June 30, 2021, extended loans to banks who are loaning money to small businesses under the PPP. The total amount borrowed under the PPPLF as of June 30, 2021 was $87.6 million and is non-recourse and secured by an equal amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35%.

As of June 30, 2021, 46.4% of the Company’s loan portfolio, or $190.7 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for the Company’s loan portfolio as of June 30, 2021 and December 31, 2020, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of June 30, 2021
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$9,779	$11,649	$5,440	$54,578	$-	$81,446
Consumer installment	907	2,854	-	12	-	3,773
Real estate – residential	108	5,228	-	-	-	5,336
Real estate – commercial	10,823	7,734	24,763	1,580	7,926	52,826
Real estate – construction and land	4,929	1,963	-	412	194	7,498
SBA 7(a) guaranteed	99,386	62,769	11,308	459	-	173,922
SBA 7(a) unguaranteed	45,195	366	3,893	901	-	50,355
SBA 504	18,720	-	12,408	-	3,724	34,852
USDA	803	-	-	-	-	803
Other	-	-	-	-	-	-
Total	$190,650	$92,563	$57,812	$57,942	$11,844	$410,811

	As of December 31, 2020
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,330	$9,631	$6,937	$51,391	$575	$79,864
Consumer installment	6,015	4,231	-	13	-	10,259
Real estate – residential	768	3,551	-	-	-	4,319
Real estate – commercial	3,410	7,628	23,790	2,130	7,526	44,484
Real estate – construction and land	1,690	2,344	4,159	20	183	8,396
SBA 7(a) guaranteed	69,968	80,951	13,286	482	-	164,687
SBA 7(a) unguaranteed	45,387	29	4,878	1,239	646	52,179
SBA 504	20,513	-	11,274	-	3,766	35,553
USDA	801	-	-	-	-	801
Other	-	-	-	-	-	-
Total	$159,882	$108,365	$64,324	$55,275	$12,696	$400,542

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

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing and foreclosed assets. Non-performing assets totaled $3.7 million as of June 30, 2021, compared to $1.8 million as of December 31, 2020. As of June 30, 2021, non-performing assets consisted of SBA non-accrual loans totaling $3.6 million, of which $2.5 million was guaranteed by the SBA, and commercial real estate non-accrual loans totaling $154,000. As of December 31, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.6 million, of which $1.1 million was guaranteed by the SBA, and commercial and industrial non-accrual loans totaling $158,000. There were no foreclosed assets as of June 30, 2021 and December 31, 2020.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. There were no loans past due 90 days or more and still accruing interest as of June 30, 2021 and December 31, 2020.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no foreclosed assets as of June 30, 2021 and December 31, 2020.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	June 30, 2021		December 31, 2020
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – commercial	$154	0.03%	$158	0.03%
SBA guaranteed	2,471	0.44	1,118	0.22
SBA unguaranteed	1,079	0.19	517	0.10
Total non-accrual loans	3,704	0.66	1,793	0.35
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$3,704	0.66%	$1,793	0.35%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of June 30, 2021 and December 31, 2020, we had no loans considered to be a troubled debt restructuring.

As noted in Note 3, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides financial institutions the option to suspend troubled debt restructuring accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of June 30, 2021, the Company had two loans totaling $3.2 million that were in COVID-19-related deferment.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in Item 1.A. “Risk Factors” of the 2020 Form 10-K. Based on an analysis performed by management at June 30, 2021, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses totaled $3.3 million and $2.9 million, as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company had one SBA charge-off of $215,000 and recoveries of $12,000. During the three months ended June 30, 2021, there were no charge-offs and recoveries of $8,000.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30		June 30
(In thousands, except percentages)	2021	2020	2021	2020
Average loans outstanding	$436,020	$376,803	$437,395	$337,100
Gross loans outstanding at end of period	$410,811	$394,769	$410,811	$394,769
Allowance for loan losses at beginning of period	$3,158	$2,221	$2,941	$1,408
Provision for loan losses	141	475	569	1,263
Charge offs:
SBA 7(a)	-	149	215	160
Total charge-offs	-	149	215	160
Recoveries:
Commercial and industrial	-	-	-	33
SBA 7(a)	8	1	12	4
Total recoveries	8	1	12	37
Net recoveries (charge-offs)	8	148	(203)	123
Allowance for loan losses at end of period	$3,307	$2,548	$3,307	$2,548
Ratio of allowance to end of period loan	0.80%	0.65%	0.80%	0.65%
Ratio of net charge-offs to average loans	0.01%	0.16%	0.00%	0.07%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	June 30, 2021		December 31, 2020
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,129	19.8%	$928	19.9%
Consumer installment	50	0.9	91	2.6
Real estate – residential	76	1.3	52	1.1
Real estate – commercial	738	12.9	527	11.1
Real estate – construction and land	105	1.8	100	2.1
SBA	1,190	63.1	1,225	63.0
USDA	19	0.2	18	0.2
Total allowance for loan losses	$3,307	100.0%	$2,941	100.0%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an Insured Cash Sweep One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of June 30, 2021.

Total deposits increased $36.0 million, or 10.3%, to $384.0 million as of June 30, 2021, as compared to $348.0 million as of December 31, 2020. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the six months ended June 30,
	2021			2020
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$64,205	17.7%	0.00%	$45,034	12.8%	0.00%
Savings and interest-bearing demand	13,740	3.8	0.23	9,646	2.7	0.37
Money market accounts	109,602	30.3	0.36	82,456	23.4	0.72
Time deposits	174,470	48.2	1.20	215,018	61.1	2.01
Total deposits	$362,017	100.00%	0.70%	$352,154	100.00%	1.41%

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2021	2020
Borrowings:
FRB borrowings (PPPLF)	$87,544	$83,690
Subordinated notes	12,000	12,000
	$99,544	$95,690

The Company has a credit line with the FHLB with borrowing capacity of $49.7 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2021 and December 31, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $25.0 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of June 30, 2021 and December 31, 2020.

In connection with the PPPLF, $87.5 million of PPP loans was pledged to the Federal Reserve and borrowed as of June 30, 2021, at an interest rate of 0.35%.

As of June 30, 2021 and December 31, 2020, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $6.8 million, or 11.3%, to $66.8 million as of June 30, 2021, from $60.0 million as of December 31, 2020. The increase included net income of $8.0 million, $204,000 net after-tax decrease in other comprehensive income related to the market value of the securities available for sale, and $163,000 related to stock compensation expense. Use of capital included $776,000 of dividends paid on the Series B preferred stock and $411,000 of dividends paid on the common stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2021, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	June 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$55,190	12.43%	$48,046	11.66%
Common Equity Tier 1 (to Risk Weighted Assets)	37,940	13.52	30,796	11.01
Tier 1 Capital (to Risk Weighted Assets)	55,190	19.67	48,046	17.17
Total Capital (to Risk Weighted Assets)	58,497	20.85	50,987	18.22

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$53,283	12.18%	$47,071	11.58%
Common Equity Tier 1 (to Risk Weighted Assets)	53,283	19.15	47,071	17.17
Tier 1 Capital (to Risk Weighted Assets)	53,283	19.15	47,071	17.17
Total Capital (to Risk Weighted Assets)	56,590	20.34	50,012	18.25

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of June 30, 2021, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of June 30, 2021 the Company had approximately $74.6 million held in an interest-bearing account at the Federal Reserve. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of June 30, 2021, the Company’s borrowing capacity with the FHLB was $49.7 million based upon loan collateral pledged to the FHLB, of which none was utilized. In addition, the Company had $17.6 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $25.0 million, of which none was utilized as of June 30, 2021. In addition, the Company has approximately $89.8 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of June 30, 2021, we had commitments to extend credit and standby letters of credit of approximately $23.2 million and $207,000, respectively.

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

On at least an annual basis, we run various stress tests to measure the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously, and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of June 30, 2021:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	14.25
+100	7.11
-100	(5.35)
-200	(16.01)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None during the quarter ended June 30, 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Tectonic Financial, Inc., T Bancshares, Inc. and Integra Funding Solutions, LLC, and joined in by The Bolt Family Irrevocable Trust, IF Holdings, LLC, Doug Waidelich, The Crane Basin Irrevocable Trust, The Hamilton Irrevocable Trust, Tracy A. Bolt, and Randall W. Woods (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2021 (File No. 001-38910)) (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.)
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

3.4	Certificate of Amendment to effect Reverse Stock Split (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))
3.5	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECTONIC FINANCIAL, INC.

Date: August 16, 2021	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer