Form 10-Q
period 2021-09-30
Tectonic Financial, Inc.
filed 2021-11-15
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2021 was 7,061,953 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$9,734	$7,515
Interest-bearing deposits	33,661	38,579
Federal funds sold	568	774
Total cash and cash equivalents	43,963	46,868
Securities available for sale	17,560	17,396
Securities held to maturity	19,658	5,776
Securities, restricted at cost	2,432	2,431
Securities, not readily marketable	100	100
Loans held for sale	25,718	14,864
Loans, net of allowance for loan losses of $3,898 and $2,941, respectively	428,569	397,601
Bank premises and equipment, net	4,786	4,849
Other real estate	517	-
Core deposit intangible, net	828	979
Goodwill	21,440	10,729
Deferred tax asset	77	83
Other assets	8,984	11,750
Total assets	$574,632	$513,426

LIABILITIES
Demand deposits:
Non-interest-bearing	$79,350	$57,112
Interest-bearing	140,316	116,278
Time deposits	202,277	174,625
Total deposits	421,943	348,015
Borrowed funds	50,068	83,690
Subordinated notes	12,000	12,000
Other liabilities	8,764	9,708
Total liabilities	492,775	453,413

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,021,953 and 6,568,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	70	66
Additional paid-in capital	50,083	39,201
Retained earnings	31,811	20,661
Accumulated other comprehensive (loss) income	(124)	68
Total shareholders’ equity	81,857	60,013
Total liabilities and shareholders’ equity	$574,632	$513,426

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and share amounts)	2021	2020	2021	2020
Interest Income
Loan, including fees	$8,508	$5,139	$20,663	$14,374
Securities	264	160	617	682
Federal funds sold	-	-	1	2
Interest-bearing deposits	12	11	33	91
Total interest income	8,784	5,310	21,314	15,149
Interest Expense
Deposits	619	973	1,867	3,444
Borrowed funds	297	264	887	751
Total interest expense	916	1,237	2,754	4,195
Net interest income	7,868	4,073	18,560	10,954
Provision for loan losses	641	445	1,210	1,709
Net interest income after provision for loan losses	7,227	3,628	17,350	9,245
Non-interest Income
Trust income	1,612	1,391	4,584	3,863
Gain on sale of loans	-	290	101	722
Advisory income	3,532	2,775	9,825	7,580
Brokerage income	2,485	1,387	6,846	5,248
Service fees and other income	1,632	1,809	5,345	4,769
Rental income	88	85	264	232
Total non-interest income	9,349	7,737	26,965	22,414
Non-interest Expense
Salaries and employee benefits	6,331	4,741	17,889	13,693
Occupancy and equipment	503	464	1,322	1,466
Trust expenses	623	533	1,782	1,460
Brokerage and advisory direct costs	509	517	1,506	1,563
Professional fees	429	367	1,211	1,009
Data processing	282	186	753	571
Other	1,333	926	2,941	2,458
Total non-interest expense	10,010	7,734	27,404	22,220
Income before Income Taxes	6,566	3,631	16,911	9,439
Income tax expense	1,417	733	3,747	2,026
Net Income	5,149	2,898	13,164	7,413
Preferred stock dividends	388	388	1,164	1,164
Net income available to common stockholders	$4,761	$2,510	$12,000	$6,249

Earnings per common share:
Basic	$0.68	$0.38	$1.79	$0.95
Diluted	0.65	0.38	1.74	0.95

Weighted average common shares outstanding	7,021,953	6,568,750	6,721,478	6,568,750
Weighted average diluted shares outstanding	7,272,993	6,568,750	6,909,859	6,568,750

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net Income	$5,149	$2,898	$13,164	$7,413
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available for sale	15	(8)	(244)	82
Tax effect	3	(2)	(52)	17
Other comprehensive income (loss)	12	(6)	(192)	65
Comprehensive Income	$5,161	$2,892	$12,972	$7,478

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	2,401	-	2,401
Other comprehensive income	-	-	-	-	54	54
Stock based compensation	-	-	24	-	-	24
Balance at March 31, 2020	17	66	39,074	13,301	108	52,566
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	2,114	-	2,114
Other comprehensive income	-	-	-	-	17	17
Stock based compensation	-	-	21	-	-	21
Balance at June 30, 2020	17	66	39,095	15,027	125	54,330
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	2,898	-	2,898
Other comprehensive income	-	-	-	-	(6)	(6)
Stock based compensation	-	-	17	-	-	17
Balance at September 30, 2020	$17	$66	$39,112	$17,537	$119	$56,851

Balance at January 1, 2021	$17	$66	$39,201	$20,661	$68	$60,013
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Net income	-	-	-	4,298	-	4,298
Other comprehensive loss	-	-	-	-	(229)	(229)
Stock based compensation	-	-	85	-	-	85
Balance at March 31, 2021	17	66	39,286	24,571	(161)	63,779
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Dividends paid on common stock				(411)		(411)
Net income	-	-	-	3,717	-	3,717
Other comprehensive income	-	-	-	-	25	25
Stock based compensation	-	-	78	-	-	78
Balance at June 30, 2021	17	66	39,364	27,489	(136)	66,800
Issuance of common stock in Integra acquisition (Note 17)	-	4	10,646	-	-	10,650
Dividends paid on Series B preferred stock	-	-	-	(388)	-	(388)
Dividends paid on common stock				(439)		(439)
Net income	-	-	-	5,149	-	5,149
Other comprehensive income	-	-	-	-	12	12
Stock based compensation	-	-	73	-	-	73
Balance at September 30, 2021	$17	$70	$50,083	$31,811	$(124)	$81,857

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$13,164	$7,413
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,210	1,709
Depreciation and amortization	253	328
Accretion of discount on loans	(50)	(65)
Core deposit intangible amortization	151	151
Securities premium amortization, net	113	42
Origination of loans held for sale	(40,523)	(31,731)
Proceeds from payments and sales of loans held for sale	1,566	10,687
Gain on sale of loans	(101)	(722)
Stock based compensation	236	62
Deferred income taxes	57	102
Servicing assets, net	203	180
Net change in:
Other assets	2,838	(1,042)
Other liabilities	(1,197)	(2,139)
Net cash used in operating activities	(22,080)	(15,025)
Cash Flows from Investing Activities
Acquisition of Integra Funding Solutions, LLC	(3,185)	-
Purchase of securities held to maturity	(16,995)	-
Purchase of securities available for sale	(228,000)	(239,043)
Principal payments, calls and maturities of securities available for sale	227,531	236,307
Principal payments of securities held to maturity	3,061	542
Purchase of securities, restricted	(6,258)	(6,158)
Proceeds from sale of securities, restricted	6,257	6,145
Net change in loans	30,085	(102,178)
Purchases of premises and equipment	(152)	(49)
Net cash provided by (used in) investing activities	12,344	(104,434)
Cash Flows from Financing Activities
Net change in demand deposits	43,742	76,078
Net change in time deposits	27,652	(4,209)
Proceeds from borrowed funds	298,961	347,972
Repayment of borrowed funds	(361,510)	(272,936)
Dividends paid on Series B preferred stock	(1,164)	(1,164)
Dividends paid on common stock	(850)	-
Net cash provided by financing activities	6,831	145,741
Net change in cash and cash equivalents	(2,905)	26,282
Cash and cash equivalents at beginning of period	46,868	20,203
Cash and cash equivalents at end of period	$43,963	$46,485

Non Cash Transactions
Transfers from loans to other real estate owned	$517	$-
Lease liabilities incurred in exchange for right-of-use assets	$56	$86
Transfers from loans held for sale to loans held to maturity	$28,186	$9,025
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,008	$4,419
Income taxes	$4,277	$2,323

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Significant Accounting Policies

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company that offers, through its subsidiaries, banking and other financial services including trust, investment advisory, securities brokerage, factoring, third-party administration, recordkeeping and insurance services to individuals, small businesses and institutions across the United States.

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

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Nolan Company (“Nolan”), operating as a division within the Bank, offers third party administration (“TPA”) services, and Integra Funding Solutions, LLC (“Integra”), also operating as a division within the Bank, offers factoring services. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021 and amended on Form 10-K/A on May 5, 2021.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year ending December 31, 2021.

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

Accounting Policy

Factored Receivables

Integra, operating as a division of the Bank, purchases invoices on completed work from its factoring clients. Integra also makes, from time to time, short-term advances to its clients on transportation contracts for upcoming loads or, to a much lesser extent, makes over-advances on the existing purchased invoices. Funds are advanced to the client based on the applicable advance rate, less fees, as agreed to in each individual factoring agreement. The gross amount (face value) of the invoices purchased are recorded by Integra as factored receivables, and the unadvanced portions of the invoices purchased, less discount and origination fees, are considered deferred client reserves and recorded as other liabilities, in the Company’s consolidated balance sheets. The deferred client reserves are held to settle any payment disputes or collection short payments, and become reserves due to client when the receivables are collected and may be used to pay clients’ obligations to various third parties as directed by the client, or are periodically withdrawn by clients, and are reported as deposits in the Company’s consolidated balance sheets.

Unearned factoring fees and unearned net origination fees are deferred revenue and recognized as interest income in the Company’s consolidated income statements over the weighted average collection period for the entire portfolio of factored receivables. Subsequent factoring fees are recognized in interest income as incurred by the client and deducted from the clients’ reserve balances.

Other factoring-related fees, which include ACH and wire transfer fees, fuel card funding fees, carrier payment fees, fuel advance fees, and other similar fees, are recognized as incurred and are reported by the Company as non-interest income.

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$4,761	$2,510	$12,000	$6,249
Average shares outstanding	7,022	6,569	6,721	6,569
Effect of dilutive shares	251	-	189	-

Average diluted shares outstanding	7,273	6,569	6,910	6,569

Basic earnings per share	$0.68	$0.38	$1.79	$0.95
Diluted earnings per share	$0.65	$0.38	$1.74	$0.95

As of September 30, 2021, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $5.62, were included in the computation of diluted net earnings per share, and options to purchase 40,000 shares of common stock, with a weighted average exercise price of $10.00, were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive. In addition, as of September 30, 2021, 210,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and fair value of securities is presented below.

	September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,897	$8	$214	$15,691
Mortgage-backed securities	1,820	49	-	1,869
Total securities available for sale	$17,717	$57	$214	$17,560

Securities held to maturity:
Property Assessed Clean Energy	$2,735	$-	$-	$2,735
Public Improvement District & Tax Increment Reinvestment Zone	16,923	-	-	16,923
Total securities held to maturity	$19,658	$-	$-	$19,658
Securities, restricted:
Other	$2,432	$-	$-	$2,432

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,936	$38	$25	$14,949
Mortgage-backed securities	2,373	74	-	2,447
Total securities available for sale	$17,309	$112	$25	$17,396

Securities held to maturity:
Property Assessed Clean Energy	$5,776	$-	$-	$5,776

Securities, restricted:
Other	$2,431	$-	$-	$2,431

Securities not readily marketable	$100	$-	$-	$100

Securities available for sale consist of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for development costs, in this case of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property. Securities, restricted consist of Federal Reserve Bank of Dallas (“FRB”) and Federal Home Loan Bank of Dallas (“FHLB”) stock, which are carried at cost.

As of September 30, 2021 and December 31, 2020, securities available for sale with a fair value of $202,000 and $554,000, respectively, were pledged against trust deposit balances held at the Bank.

At each of September 30, 2021 and December 31, 2020, the Bank held FRB stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.2 million at each of September 30, 2021 and December 31, 2020. The FRB stock and FHLB stock were classified as restricted securities.

As of September 30, 2021 and December 31, 2020, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of September 30, 2021:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,055	$115	$5,897	$99	$14,952	$214

The number of investment positions in this unrealized loss position totaled ten as of September 30, 2021. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of September 30, 2021, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities as of September 30, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21	$21	$2,678	$2,678
Due after one year through five years	1,995	1,960	-	-
Due after five years through ten years	10,193	10,096	-	-
Due after ten years	3,688	3,614	16,980	16,980
Mortgage-backed securities	1,820	1,869	-	-
Total	$17,717	$17,560	$19,658	$19,658

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$80,921	$79,864
Consumer installment	2,333	10,259
Real estate – residential	4,975	4,319
Real estate – commercial	64,758	44,484
Real estate – construction and land	3,562	8,396
SBA:
SBA 7(a) guaranteed	149,881	164,687
SBA 7(a) unguaranteed	51,393	52,179
SBA 504	34,831	35,553
USDA	804	801
Factored Receivables	39,001	-
Other	8	-
Gross Loans	432,467	400,542
Less:
Allowance for loan losses	3,898	2,941
Net loans	$428,569	$397,601

During the second quarter of 2020, the Company began participating in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic and administered by the SBA. The PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans at September 30, 2021, were $49.2 million of loans originated under the PPP.

As of September 30, 2021, our loan portfolio included $67.5 million of loans, approximately 15.6% of our total funded loans (17.6% of total funded loans, net of PPP loans) to the dental industry, as compared to $67.2 million of loans, or 16.8% of total funded loans (21.1% of total funded loans, net of PPP loans), at December 31, 2020. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $25.7 million and $14.9 million of non-PPP SBA loans held for sale as of September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021, the Company sold one non-PPP SBA loan during the second quarter for $1.1 million, resulting in a gain on sale of loans of $101,000. For the three and nine months ended September 30, 2021, the Company elected to reclassify $13.1 million and $28.2 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the SBA 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company and outstanding as of September 30, 2021.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Non-accrual loans:
Commercial and industrial	$94	$158
Real estate – commercial	151	-
SBA guaranteed	4,233	1,118
SBA unguaranteed	1,212	517
Total	$5,690	$1,793

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

The provisions of the CARES Act include an election to temporarily suspend accounting for troubled debt restructurings in certain circumstances, such as extensions or deferrals, related to the COVID-19 pandemic. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Consolidated Appropriations Act, 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of the COVID-19 national emergency. In 2020, federal banking regulators, in consultation with the Financial Accounting Standards Board (“FASB”), issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings. The Company elected to adopt these provisions of the CARES Act. At September 30, 2021, there were six loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $10.3 million. At December 31, 2020, there were 11 loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $4.3 million. The increase in the number and amount of loans with COVID-19-related deferrals is primarily in the SBA segment of the Bank’s loan portfolio.

As of September 30, 2021 and December 31, 2020, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2021						Nine Months Ended
Commercial and industrial	$94	$94	$-	$94	$-	$76	$2
SBA	6,962	6,699	-	6,699	-	6,615	21
Total	$7,056	$6,793	$-	$6,793	$-	$6,691	$23

December 31, 2020						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$10	$-
Real estate – construction and land	-	-	-	-	-	313	-
SBA	6,649	2,976	-	2,976	-	3,206	61
Total	$6,649	$2,976	$-	$2,976	$-	$3,529	$61

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
September 30, 2021
Commercial and industrial	$-	$-	$-	$80,921	$80,921	$-
Consumer installment	-	-	-	2,333	2,333	-
Real estate – residential	-	-	-	4,975	4,975	-
Real estate – commercial	-	72	72	64,686	64,758	-
Real estate – construction and land	-	-	-	3,562	3,562	-
SBA	63	3,033	3,096	233,009	236,105	-
USDA	-	-	-	804	804	-
Factored Receivables	2,096	352	2,448	36,553	39,001	352
Other	-	-	-	8	8	-
Total	$2,159	$3,457	$5,616	$426,851	$432,467	$352

December 31, 2020
Commercial and industrial	$-	$-	$-	$79,864	$79,864	$-
Consumer installment	-	-	-	10,259	10,259	-
Real estate – residential	-	-	-	4,319	4,319	-
Real estate – commercial	121	158	279	44,205	44,484	-
Real estate – construction and land	-	-	-	8,396	8,396	-
SBA	-	1,635	1,635	250,784	252,419	-
USDA	-	-	-	801	801	-
Total	$121	$1,793	$1,914	$398,628	$400,542	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial and industrial	$80,493	$334	$-	$94	$-	$80,921
Consumer installment	2,333	-	-	-	-	2,333
Real estate – residential	4,764	-	-	211	-	4,975
Real estate – commercial	64,607	-	-	151	-	64,758
Real estate – construction and land	3,562	-	-	-	-	3,562
SBA	218,010	13,117	2,079	2,899	-	236,105
USDA	804	-	-	-	-	804
Factored Receivables	39,001	-	-	-	-	39,001
Other	8	-	-	-	-	8
Total	$413,582	$13,451	$2,079	$3,355	$-	$432,467

December 31, 2020
Commercial and industrial	$79,134	$730	$-	$-	$-	$79,864
Consumer installment	10,259	-	-	-	-	10,259
Real estate – residential	4,319	-	-	-	-	4,319
Real estate – commercial	44,326	-	-	158	-	44,484
Real estate – construction and land	8,396	-	-	-	-	8,396
SBA	243,533	5,242	1,794	1,850	-	252,419
USDA	801	-	-	-	-	801
Total	$390,768	$5,972	$1,794	$2,008	$-	$400,542

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Other	Total
Three months ended:
September 30, 2021
Beginning Balance	$1,129	$50	$76	$738	$105	$1,190	$19	$-	$-	$3,307
Provision for loan losses	(57)	(20)	(8)	131	(57)	11	-	641	-	641
Charge-offs	-	-	-	-	-	-	-	(73)	-	(73)
Recoveries	-	-	-	-	-	3	-	20	-	23
Net recoveries (charge-offs)	-	-	-	-	-	3	-	(53)	-	(50)
Ending balance	$1,072	$30	$68	$869	$48	$1,204	$19	$588	$-	$3,898

September 30, 2020
Beginning Balance	$1,099	$90	$58	$687	$179	$435	$-	$-	$-	$2,548
Provision for loan losses	(168)	(33)	(15)	(129)	(71)	842	19	-	-	445
Charge-offs	-	-	-	-	-	(57)	-	-	-	(57)
Recoveries	-	-	-	-	-	2	-	-	-	2
Net charge-offs	-	-	-	-	-	(55)	-	-	-	(55)
Ending balance	$931	$57	$43	$558	$108	$1,222	$19	$-	$-	$2,938

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Other	Total
Nine months ended:
September 30, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$-	$2,941
Provision for loan losses	144	(61)	16	342	(52)	179	1	641	-	1,210
Charge-offs	-	-	-	-	-	(215)	-	(73)	-	(288)
Recoveries	-	-	-	-	-	15	-	20	-	35
Net charge-offs	-	-	-	-	-	(200)	-	(53)	-	(253)
Ending balance	$1,072	$30	$68	$869	$48	$1,204	$19	$588	$-	$3,898

September 30, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$-	$-	$1,408
Provision for loan losses	397	30	21	211	32	999	19	-	-	1,709
Charge-offs	-	-	-	-	-	(218)	-	-	-	(218)
Recoveries	33	-	-	-	-	6	-	-	-	39
Net recoveries (charge-offs)	33	-	-	-	-	(212)	-	-	-	(179)
Ending balance	$931	$57	$43	$558	$108	$1,222	$19	$-	$-	$2,938

The Company’s allowance for loan losses as of September 30, 2021 and December 31, 2020 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Other	Total
September 30, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,072	30	68	869	48	1,204	19	588	-	3,898
Ending balance	$1,072	$30	$68	$869	$48	$1,204	$19	$588	$-	$3,898

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	928	91	52	527	100	1,225	18	-	-	2,941
Ending balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$-	$2,941

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Other	Total
September 30, 2021
Loans individually evaluated for impairment	$94	$-	$-	$-	$-	$6,699	$-	$-	$-	$6,793
Loans collectively evaluated for impairment	80,827	2,333	4,975	64,758	3,562	229,406	804	39,001	8	425,674
Ending balance	$80,921	$2,333	$4,975	$64,758	$3,562	$236,105	$804	$39,001	$8	$432,467

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,976	$-	$-	$-	$2,976
Loans collectively evaluated for impairment	79,864	10,259	4,319	44,484	8,396	249,443	801	-	-	397,566
Ending balance	$79,864	$10,259	$4,319	$44,484	$8,396	$252,419	$801	$-	$-	$400,542

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of September 30, 2021 and December 31, 2020, right-of-use assets totaled $593,000 and $963,000, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $657,000 and $1.0 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of September 30, 2021, the weighted average remaining lease term is sixteen months, and the weighted average discount rate is 4.52%.

As of September 30, 2021, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2021	$193
2022	403
2023	76
2024	7
Total minimum rental payments	679
Less: Interest	(22)
Present value of lease liabilities	$657

The Company currently receives rental income from nine tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of September 30, 2021 were $814,000 through 2027.

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Goodwill	$21,440	$10,729
Core deposit intangible, net	828	979

During the three months ended September 30, 2021, the Company recorded goodwill of $10.7 million in connection with the acquisition of Integra. (See Note 17 for details of acquisition).

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $50,000 and $151,000 for the three and nine months ended September 30, 2021 and 2020, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of September 30, 2021 and December 31, 2020 were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(880)	(729)
Net carrying amount	$828	$979

The estimated amortization expense of the core deposit intangible remaining as of September 30, 2021 is as follows:

(In thousands)
2021 remaining	$51
2022	208
2023	210
2024	210
2025	149
Total	$828

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	September 30, 2021		December 31, 2020
Non-interest bearing demand	$79,350	19%	$57,112	16%
Interest-bearing demand (NOW)	6,452	1	5,060	2
Money market accounts	126,371	30	105,079	30
Savings accounts	7,493	2	6,139	2
Time deposits	202,277	48	174,625	50
Total	$421,943	100%	$348,015	100%

Time deposits of $250,000 and over totaled $82.6 million and $59.6 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the scheduled maturities of time deposits were as follows:

(In thousands)
2021	$34,727
2022	129,383
2023	24,314
2024	7,489
2025	5,503
Thereafter	861
Total	$202,277

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of September 30, 2021 and December 31, 2020 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $44.3 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2021 and December 31, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $22.4 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB at September 30, 2021 and December 31, 2020. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). At September 30, 2021, the Bank pledged $50.1 million of PPP loans to the FRB under the PPPLF to borrow $50.1 million of funds at a rate of 0.35%, with maturities ranging from April 2022 through May 2026. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of September 30, 2021 and December 31, 2020, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and nine months ended September 30, 2021 and 2020.

The amount of employer contributions charged to expense under the two plans was $117,000 and $392,000 for the three and nine months ended September 30, 2021, respectively, and $96,000 and $321,000 for the three and nine months ended September 30, 2020, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of September 30, 2021 and December 31, 2020.

Note 9. Income Taxes

Income tax expense was $1.4 million and $3.7 million for the three and nine months ended September 30, 2021, respectively, and $733,000 and $2.0 million for the three and nine months ended September 30, 2020, respectively. The Company’s effective income tax rate was 21.6% and 22.2% for the three and nine months ended September 30, 2021, respectively, compared to 20.2% and 21.5% for the same periods in the prior year, respectively.

Net deferred tax assets totaled $77,000 and $83,000 at September 30, 2021 and December 31, 2020, respectively.

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

During the three and nine months ended September 30, 2021, 40,000 shares of restricted stock with an exercise price of $10.00 and an intrinsic value of $6.92 were granted on September 27, 2021, with a contract life through December 31, 2021. These shares of restricted stock vested immediately, and once exercised, the shares are subject to a right of repurchase by the Company under certain circumstances through December 31, 2023.  No other shares of restricted stock were issued during the three and nine months ended September 30, 2020. There were no forfeitures or exercises in the Plan during the three and nine months ended September 30, 2021 and 2020.

The number of options outstanding as of September 30, 2021 and December 31, 2020 was 230,000 and 190,000, respectively, and the weighted average exercise price as of September 30, 2021 and December 31, 2020 was $6.17 and $5.37, respectively. The weighted average contractual life as of September 30, 2021 and December 31, 2020 was 5.03 years and 6.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of September 30, 2021 and December 31, 2020 was $5.97 and $1.94, respectively.

As of September 30, 2021, all 230,000 stock options outstanding were vested, and unrecognized compensation cost totals $350,000 related to the right of repurchase period. For the three and nine months ended September 30, 2021, no options were exercised. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $2,000 and $26,000 for the three and nine months ended September 30, 2021, respectively, and $17,000 and $63,000 for the three and nine months ended September 30, 2020, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of September 30, 2021, all 210,000 awarded shares were outstanding, and the grant date fair value was $4.81. The weighted average contractual life as of September 30, 2021 and December 31, 2020 was 2.71 years and 3.46 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $71,000 and $210,000 for the three and nine months ended September 30, 2021, respectively, related to the restricted stock awards. No salaries and benefits expense was recognized related to the restricted stock awards during the three and nine months ended September 30, 2020. As of September 30, 2021, there was $705,000 of unrecognized compensation cost related to the stock awards.

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

The following table summarizes loan commitments:

(In thousands)	September 30, 2021	December 31, 2020
Undisbursed loan commitments	$22,978	$19,880
Standby letters of credit	282	162
Total	$23,260	$20,042

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of September 30, 2021 and December 31, 2020.

Employment Agreements

The Company is party to amended and restated employment agreements with Patrick Howard, President and Chief Operating Officer of the Company, and Ken Bramlage, Executive Vice President and Chief Financial Officer of the Company. In addition, the Company entered into an employment agreement with A. Haag Sherman, Chief Executive Officer of the Company, in connection with the Company’s merger with Tectonic Holdings and its initial public offering. Messrs. Sherman and Howard’s employment agreements have a four year term and Mr. Bramlage’s employment agreement has a three year term. In connection with the acquisition of Integra, the Bank entered into an employment agreement with Randall W. Woods, Chief Executive Officer of the Integra division of the Bank. Mr. Woods employment agreement has a five year term. Each employment agreement is automatically renewable for an additional one-year term unless either party elects not to renew.

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $222,000 and $705,000 during the three and nine months ended September 30, 2021, respectively, and $530,000 and $1.4 million during the three and nine months ended September 30, 2020, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $100,000 and $43,000 in fees receivable related to these services at September 30, 2021 and December 31, 2020, respectively, which is included in other assets on the consolidated balance sheets.

Tectonic and Cain Watters are investing an amount equal to approximately 25 basis points, shared ratably, on the portion of assets falling under this service agreement above $2.5 billion, which as of September 30, 2021 represented approximately 1.8% of assets under the agreement, towards marketing costs to provide an incentive to Cain Watters and its planners to generate more asset growth to be managed by Tectonic under its service agreement with Cain Watters. The total increase in marketing costs under this initiative totaled $19,000 for the three and nine months ended September 30, 2021. Future increases in assets under management will increase this cost.

CWA Fee Allocation Agreement:  In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $221,000 and $198,000 payable to Cain Watters related to this agreement at September 30, 2021 and December 31, 2020, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of September 30, 2021, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $6.4 million. None of those deposit accounts have terms more favorable than those available to any other depositor. As of September 30, 2021, there were no loans outstanding to directors of the Bank or their affiliated companies.

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

In addition, the Basel III regulatory capital reforms (“Basel III”) implemented a capital conservation buffer of 2.5% that was fully implemented as of January 1, 2019. The Basel III minimum capital ratio requirements as applicable to the Company and the Bank as of September 30, 2021 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of September 30, 2021, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$63,489	18.29%	$36,440	10.50%	$34,705	10.00%
T Bank, N.A.	65,526	19.00	36,216	10.50	34,492	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	59,591	17.17	29,499	8.50	27,764	8.00
T Bank, N.A.	61,628	17.87	29,318	8.50	27,593	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	42,341	12.20	24,293	7.00	22,558	6.50
T Bank, N.A.	61,628	17.87	24,144	7.00	22,420	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	59,591	12.55	18,997	4.00	23,747	5.00
T Bank, N.A.	61,628	13.12	18,782	4.00	23,477	5.00

As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$50,987	18.22%	$29,379	10.50%	$27,980	10.00%
T Bank, N.A.	50,012	18.25	28,782	10.50	27,411	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	48,046	17.17	23,783	8.50	22,384	8.00
T Bank, N.A.	47,071	17.17	23,299	8.50	21,929	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	30,796	11.01	19,586	7.00	18,187	6.50
T Bank, N.A.	47,071	17.17	19,188	7.00	17,817	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	48,046	11.66	16,480	4.00	20,601	5.00
T Bank, N.A.	47,071	11.58	16,257	4.00	20,322	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series B preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of September 30, 2021, approximately $3.6 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

Note 14. Operating Segments

The Company’s reportable segments consist of “Banking,” “Other Financial Services,” and “HoldCo” operations.

The “Banking” segment consists of operations relative to the Company’s full service banking operations, including providing depository and lending services to individual and business customers, and other related banking services, along with services provided through the factoring operations of the Bank’s Integra division.

The “Other Financial Services” segment includes managed and directed brokerage, investment advisory services, including related trust company operations, third party administration, and life and disability insurance brokerage services to both individuals and businesses.

The “HoldCo” operations include the operations and subordinated debt held at the Bank’s immediate parent, as well as the activities of the financial holding company which serves as TBI’s parent.

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2021
Income Statement
Total interest income	$8,784	$-	$-	$8,784
Total interest expense	681	-	235	916
Provision for loan losses	641	-	-	641
Net-interest income (loss) after provision for loan losses	7,462	-	(235)	7,227
Non-interest income	294	9,055	-	9,349
Depreciation and amortization expense	96	35	-	131
All other non-interest expense	3,397	6,068	414	9,879
Income (loss) before income tax	$4,263	$2,952	$(649)	$6,566

Goodwill and other intangibles	$19,918	$2,350	$-	$22,268
Total assets	$563,861	$10,925	$(154)	$574,632

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2021
Income Statement
Total interest income	$21,314	$-	$-	$21,314
Total interest expense	2,081	-	673	2,754
Provision for loan losses	1,210	-	-	1,210
Net-interest income (loss) after provision for loan losses	18,023	-	(673)	17,350
Non-interest income	752	26,128	85	26,965
Depreciation and amortization expense	280	109	-	389
All other non-interest expense	8,138	17,778	1,099	27,015
Income (loss) before income tax	$10,357	$8,241	$(1,687)	$16,911

Goodwill and other intangibles	$19,918	$2,350	$-	$22,268
Total assets	$563,861	$10,925	$(154)	$574,632

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2020
Income Statement
Total interest income	$5,310	$-	$-	$5,310
Total interest expense	1,018	-	219	1,237
Provision for loan losses	445	-	-	445
Net-interest income (loss) after provision for loan losses	3,847	-	(219)	3,628
Non-interest income	604	7,133	-	7,737
Depreciation and amortization expense	92	43	-	135
All other non-interest expense	2,292	5,054	253	7,599
Income (loss) before income tax	$2,067	$2,036	$(472)	$3,631

Goodwill and other intangibles	$9,408	$2,350	$-	$11,758
Total assets	$506,861	$9,155	$301	$516,317

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2020
Income Statement
Total interest income	$15,149	$-	$-	$15,149
Total interest expense	3,539	-	656	4,195
Provision for loan losses	1,709	-	-	1,709
Net-interest income (loss) after provision for loan losses	9,901	-	(656)	9,245
Non-interest income	1,257	21,135	22	22,414
Depreciation and amortization expense	278	201	-	479
All other non-interest expense	5,691	15,323	727	21,741
Income (loss) before income tax	$5,189	$5,611	$(1,361)	$9,439

Goodwill and other intangibles	$9,408	$2,350	$-	$11,758
Total assets	$506,861	$9,155	$301	$516,317

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2021
Securities available for sale:
U.S. government agencies	$-	$15,691	$-	$15,691
Mortgage-backed securities	-	1,869	-	1,869
As of December 31, 2020
Securities available for sale:
U.S. government agencies	$-	$14,949	$-	$14,949
Mortgage-backed securities	-	2,447	-	2,447

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and nine months ended September 30, 2021, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of September 30, 2021 and December 31, 2020, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. During the three and nine months ended September 30, 2021, the Company foreclosed on one SBA loan for $517,000, which is reported at fair value as of September 30, 2021. At December 31, 2020, there were no foreclosed assets. There were no foreclosed assets re-measured during the three and nine months ended September 30, 2021 and 2020.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the nine months ended September 30, 2021, the Company added servicing assets totaling $19,000 in connection with the sale of $1.1 million in loans. There were no sales of loans during the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company added servicing assets totaling $60,000 and $152,000, respectively, in connection with the sale of $3.6 million and $9.8 million, respectively, in loans during the three and nine months ended September 30, 2020. For the three and nine months ended September 20, 2020, there was a credit provision of $250,000 to the valuation allowance for servicing assets. There was no allowance provision for the three and nine months ended September 30, 2021.

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

Securities held to maturity. The securities in this category are PID/TIRZ investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. These investments have no readily determinable fair value.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$43,963	$43,963
Level 2 inputs:
Securities available for sale	17,560	17,560
Securities, restricted	2,432	2,432
Loans held for sale	25,718	28,724
Accrued interest receivable	1,923	1,923
Level 3 inputs:
Securities held to maturity	19,658	19,658
Securities not readily marketable	100	100
Loans, net	428,569	418,181
Servicing asset	626	626
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	79,350	79,350
Level 2 inputs:
Interest bearing deposits	342,593	349,368
Borrowed funds	62,068	62,068
Accrued interest payable	342	342

	December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$46,868	$46,868
Level 2 inputs:
Securities available for sale	17,396	17,396
Securities, restricted	2,431	2,431
Loans held for sale	14,864	16,462
Accrued interest receivable	2,440	2,440
Level 3 inputs:
Securities held to maturity	5,776	5,776
Securities not readily marketable	100	100
Loans, net	397,601	389,143
Servicing asset	809	809
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	57,112	57,112
Level 2 inputs:
Interest bearing deposits	290,903	292,174
Borrowed funds	95,690	95,690
Accrued interest payable	596	596

Note 16. Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 became effective for most public companies on January 1, 2020, subject to a company’s election to defer implementation due to the COVID-19 pandemic. On July 17, 2019, the FASB proposed to delay the implementation of the current expected credit loss standard (“CECL”) methodology for certain companies including smaller reporting companies (“SRCs”). The Company is a SRC as defined by the SEC. The proposed delay of the implementation of the CECL methodology by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The Company has developed processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 and the CECL methodology may increase their allowance for loan losses balance, the adoption will be significantly influenced by the composition, characteristics and quality of the loan portfolio, along with the prevailing economic conditions and forecasts as of the adoption date.

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for the Company on January 1, 2021, with early adoption permitted, and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 became effective for the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements.

Note 17. Acquisition

On July 1, 2021, we, through our wholly-owned subsidiary TBI, acquired Integra through the merger of Integra with and into TBI, with TBI surviving the merger. Integra’s activity is reported within our Banking segment. Integra is a factoring company that provides financing to smaller transportation companies across the United States principally by purchasing their accounts receivable at a discount and then collecting such receivables at face value. We believe that the addition of this small business lending vertical provides the Bank with additional breadth in its lending platform and enables the Bank to continue to prudently grow its balance sheet and generate relatively attractive returns on its assets.

Pursuant to the terms of and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), the transaction provided for the payment to the members of Integra of (a) an amount of cash equal to (i) approximately $2.5 million, subject to certain adjustments described in the Merger Agreement which totaled $726,721, and (b) 453,203 shares of the Company’s common stock. In addition, the Company incurred $115,726 related to the acquisition of Integra, which is reported in non-interest expense on our consolidated statements of income.

A summary of the fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill, which represents the expected synergies from the merger and is not deductible for tax purposes, is as follows:

(Dollars in thousands)
Assets acquired:
Factored receivables	$33,442
Other assets	270
Premises and equipment	24
Loans receivable	1,103
34,839
Liabilities assumed:
Deposits	2,535
Other liabilities	253
Borrowings	28,927
31,715
Fair value of net assets acquired	3,124
Consideration:
Cash paid	3,185
Common stock	10,650
Total consideration	13,835
Goodwill	$10,711

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 and amended on Form 10-K/A on May 5, 2021 (as amended, the “2020 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2020 Form 10-K, and under the section entitled “Risk Factors” in this Form 10-Q, including, but not limited to, the following:

●

risks associated with the ongoing COVID-19 global pandemic (“COVID-19”) and the Delta variant (or any other new variant of COVID-19), including, among others, business disruption for our customers, customers’ ability to fulfill their financial obligations to the Company, our employees’ ability to conduct banking and other transactions, the response of governmental authorities to the COVID-19 pandemic, and the emerging Delta variant, and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

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

COVID-19 Update

The Company continues to actively monitor developments related to the COVID-19 pandemic including the progress of COVID-19 vaccines, the emergence of the so-called Delta variant (or any other variants of COVID-19), the effects of the CARES Act and the American Rescue Plan Act of 2021 and the prospects for additional fiscal stimulus programs; however, the extent to which each will impact our operations and financial results in 2021 remains uncertain.

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, authorized additional funds under the CARES Act for the origination of PPP loans by financial institutions with a term of five years from the funding date. The Bank funded 694 PPP loans, for $66.2 million related to the second round of PPP. As of September 30, 2021, the Bank had $49.2 million of total outstanding PPP loans in its loan portfolio. Management believes that the majority of these PPP loans will ultimately be forgiven by the SBA or repaid in accordance with the terms of the PPP over the coming quarters.

While all industries could experience adverse effects related to the COVID-19 pandemic, the loan portfolio includes customers in industries such as dental, travel, hotel, leisure, retail, convenience store, restaurant and entertainment, which industries have all been adversely impacted by the COVID-19 pandemic. While the Company has not experienced any material losses related to such industries in the portfolio, management recognizes that these industries may take longer to recover and continues to monitor these customers closely. The commercial credit area continues to communicate regularly with the borrowers and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. At September 30, 2021, there were six loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $10.3 million. At December 31, 2020, there were 11 loans in the COVID-19-related deferment with an aggregate outstanding balance of approximately $4.3 million. The increase in the amount of loans with COVID-19-related deferrals is primarily in the SBA segment of the Bank’s loan portfolio.

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

General

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, factoring, third party administration, recordkeeping and insurance to individuals, small businesses and institutions in all 50 states.

The following discussion and analysis presents our consolidated financial condition as of September 30, 2021 and December 31, 2020, and our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2020 Form 10-K.

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

Performance Summary

Net income available to common shareholders increased $2.3 million, or 89.7%, to $4.8 million for the three months ended September 30, 2021, compared to $2.5 million for the three months ended September 30, 2020. Earnings per diluted common share were $0.65 and $0.38 for the three months ended September 30, 2021 and 2020, respectively. Net income available to common shareholders increased $5.8 million, or 92.0%, to $12.0 million for the nine months ended September 30, 2021, compared to $6.2 million for the nine months ended September 30, 2020. Earnings per diluted common share was $1.74 and $0.95 for the nine months ended September 30, 2021 and 2020, respectively. The increase in earnings was primarily due to increased revenue in the Banking and Other Financial Services segments.

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

For the three months ended September 30, 2021, annual return on average assets was 3.61%, compared to 2.27% for the same period in the prior year, and annual return on average tangible common equity was 60.94%, compared to 39.22% for the same period in the prior year. For the nine months ended September 30, 2021, annual return on average assets was 3.23%, compared to 2.15% for the same period in the prior year, and annual return on average tangible common equity was 49.58%, compared to 35.36% for the same period in the prior year. The higher annual return ratios for the three and nine months ended September 30, 2021 was due to an increase in income which outpaced the increases in average assets and average tangible common equity compared to the same period in the prior year. The growth in average tangible common equity between the two periods is primarily related to earnings, net of preferred dividends paid, from September 30, 2020 to September 30, 2021. The growth in average assets is primarily attributable to growth in loans and to assets acquired from the Company’s acquisition of Integra Funding Solutions, LLC, a Texas limited liability company (“Integra”), on July 1, 2021.

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended September 30, 2021	As of and for the Three Months Ended September 30, 2020	As of and for the Nine Months Ended September 30, 2021	As of and for the Nine Months Ended September 30, 2020
Income available to common shareholders	$4,761	$2,510	$12,000	$6,249

Average shareholders’ equity	$70,546	$54,499	$64,856	$52,697
Less: average goodwill	21,440	10,729	14,339	10,729
Less: average core deposit intangible	861	1,062	910	1,112
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity	$30,995	$25,458	$32,357	$23,606
Annual return on average tangible common equity	60.94%	39.22%	49.58%	35.36%

Total assets grew by $61.2 million, or 11.9%, to $574.6 million as of September 30, 2021 from $513.4 million as of December 31, 2020. This increase included the addition of $39.0 million of factored receivables and $10.7 million for goodwill, both resulting from the acquisition of Integra on July 1, 2021, along with increases of $25.2 million for non-PPP SBA loans, net of allowance for loan losses, $10.9 million for loans held for sale, $14.0 million for investments, and $2.0 million for cash and due from banks. The increases were partly offset by decreases of $33.3 million for PPP loans, $4.9 million for interest-bearing deposits, and $2.8 million for other assets. Substantially all loans outside of those made under the PPP are secured by specific collateral, including business assets, consumer assets, and commercial real estate. We anticipate that as the majority of PPP loans are forgiven or paid off, which we believe will occur principally over the next three to six months, and as customers spend down their PPP funds, this will result in a reduction in both loans and borrowings.

Shareholders’ equity increased $21.9 million, or 36.5%, to $81.9 million as of September 30, 2021, from $60.0 million as of December 31, 2020. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The effective federal funds rate decreased 150 basis points during March 2020 (50 basis points on March 3, 2020 and 100 basis points on March 15, 2020) to zero to 0.25%, where it remained through September 30, 2021.

The following tables present the changes in net interest income and identify the changes due to differences in the average volume of interest-earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.  The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

Three Months Ended September 30, 2021 and 2020

	Three Months Ended
	September 30, 2021 vs September 30, 2020
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$6	$(5)	$1
Securities	10	94	104
Loans, net of unearned discount (1)	2,592	777	3,369
Total earning assets	2,608	866	3,474

Savings and interest-bearing demand	-	3	3
Money market deposit accounts	(3)	12	9
Time deposits	(324)	(42)	(366)
FHLB and other borrowings	3	14	17
Subordinated notes	15	1	16
Total interest-bearing liabilities	(309)	(12)	(321)

Changes in net interest income	$2,917	$878	$3,795

(1)	Average loans include non-accrual.

Net interest income increased $3.8 million, or 92.7%, from $4.1 million for the three months ended September 30, 2020 to $7.9 million for the three months ended September 30, 2021. Net interest margin for the three months ended September 30, 2021 and 2020 was 5.98% and 3.37%, respectively, an increase of 261 basis points. The increase in net interest income and margin was primarily due to the increase in interest-earning assets attributable to the factored receivables acquired in the Integra acquisition, and the timing of recognition of PPP-related SBA fees. Other changes included a decrease in average rates paid on interest-bearing deposits and decrease in average volume of interest-bearing deposits which were replaced by non-interest-bearing deposits and Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings.

The average volume of interest-earning assets increased $41.4 million, or 8.6%, from $480.8 million for the three months ended September 30, 2020 to $522.2 million for the three months ended September 30, 2021. The average volume of loans increased $40.7 million, or 9.9%, from $413.7 million for the three months ended September 30, 2020 to $454.4 million for the three months ended September 30, 2021. The increase in the average volume of loans included increases of $39.4 million for organic loan growth and $33.1 million for factored receivables purchased during the three months ended September 30, 2021, partly offset by $32.1 million decrease of PPP loans. The average yield for loans increased 249 basis points from 4.94% for the three months ended September 30, 2020 to 7.43% for the three months ended September 30, 2021.

The increase in the average yield was the result of interest income recorded for the PPP loans and the factored receivables. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $98.3 million of PPP loans, all during the second quarter of 2020. As of September 30, 2021, approximately $97.3 million of the PPP loans originated in 2020 have been forgiven by the SBA and were paid off or repaid by the borrower. During the nine months ended September 30, 2021, we funded an additional $66.2 million of PPP loans, of which $17.9 million have been forgiven by the SBA and were paid off or repaid by the borrower. Total outstanding PPP loans were $49.2 million as of September 30, 2021. During the three months ended September 30, 2021, we recognized $1.3 million in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was an increase of $686,000 from the same period in the prior year. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 8.5% during the three months ended September 30, 2021. For the balance of PPP loans outstanding as of September 30, 2021, we expect to recognize additional PPP loan related deferred fees (net of deferred origination costs) totaling approximately $868,000, as a yield adjustment over the remaining expected lives of these loans, with the majority being recognized during the fourth quarter of 2021 and first quarter of 2022. During the three months ended September 30, 2021, we recognized $2.5 million of interest income related to the factored receivables purchased, with an average yield of 29.0%. Of this amount, $492,000 was related to the discount applicable to the fair value of the factored receivables purchased. Without this discount, the average yield was 23.2%.

The average volume of interest-bearing liabilities increased $15.9 million, or 4.1%, from $391.8 million for the three months ended September 30, 2020 to $407.7 million for the three months ended September 30, 2021. The average volume of interest-bearing deposits slightly decreased $101,000, and the average interest rate paid on interest-bearing deposits decreased 43 basis points from 1.19% for the three months ended September 30, 2020 to 0.76% for the three months ended September 30, 2021. The average volume of non-interest bearing deposits increased $24.1 million, or 43.5%, from $55.4 million for the three months ended September 30, 2020 to $79.5 million for the three months ended September 30, 2021. The average cost of deposits during the three months ended September 30, 2021 was impacted by decreases in interest rates paid on money market and time deposits as a result of the aforementioned decrease in market interest rates. The average volume of FHLB and other borrowings increased $16.0 million, or 28.9%, from $55.2 million for the three months ended September 30, 2020 to $71.2 million for the three months ended September 30, 2021, consisting entirely of funding from the PPPLF, at an interest rate of 0.35%, used to fund the PPP loans. There were no borrowings from the FHLB for the three months ended September 30, 2021 and 2020.

Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
	September 30, 2021 vs September 30, 2020
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(49)	$(10)	$(59)
Securities	(192)	127	(65)
Loans, net of unearned discount (1)	2,527	3,762	6,289
Total earning assets	2,286	3,879	6,165

Savings and interest-bearing demand	(7)	8	1
Money market deposit accounts	(151)	61	(90)
Time deposits	(1,214)	(274)	(1,488)
FHLB and other borrowings	(14)	150	136
Subordinated notes	-	-	-
Total interest-bearing liabilities	(1,386)	(55)	(1,441)

Changes in net interest income	$3,672	$3,934	$7,606

(1)	Average loans include non-accrual.

Net interest income increased $7.6 million, or 69.1%, from $11.0 million for the nine months ended September 30, 2020 to $18.6 million for the nine months ended September 30, 2021. Net interest margin for the nine months ended September 30, 2021 and 2020 was 4.87% and 3.37%, respectively, an increase of 150 basis points. The increase in net interest income and margin was primarily due to the increase in interest-earning assets attributable to the factored receivables acquired in the Integra acquisition, and the timing of recognition of PPP-related SBA fees. Other changes included a decrease in average rates paid on interest-bearing deposits and decrease in average volume of interest-bearing deposits which were replaced by non-interest-bearing deposits and Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings.

The average volume of interest-earning assets increased $75.6 million, or 17.4%, from $434.2 million for the nine months ended September 30, 2020 to $509.8 million for the nine months ended September 30, 2021. The average volume of loans increased $80.3 million, or 22.1%, from $362.8 million for the nine months ended September 30, 2020 to $443.1 million for the nine months ended September 30, 2021. The increase in the average volume of loans included increases of $35.4 million for organic loan growth, $33.8 million increase of PPP loans, and also the acquired portfolio at July 1, 2021 of $11.2 million for factored receivables purchased during the three months ended September 30, 2021. The average yield for loans increased 94 basis points from 5.29% for the nine months ended September 30, 2020 to 6.23% for the nine months ended September 30, 2021. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. See discussion above in the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, we recognized $4.1 million in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was an increase of $3.5 million from the same period in the prior year. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 7.2% during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we recognized $2.5 million of interest income related to the factored receivables purchased, with an average yield of 29.0%. Of this amount, $492,000 was related to the discount applicable to the fair value of the factored receivables purchased. Without this discount, the average yield was 23.2%.

The average volume of interest-bearing liabilities increased $47.4 million, or 13.4%, from $353.9 million for the nine months ended September 30, 2020 to $401.3 million for the nine months ended September 30, 2021. The average volume of interest-bearing deposits decreased $6.2 million, or 2.0%, from $313.0 million for the nine months ended September 30, 2020 to $306.8 million for the nine months ended September 30, 2021, and the average interest rate paid on interest-bearing deposits decreased 66 basis points from 1.47% for the nine months ended September 30, 2020 to 0.81% for the nine months ended September 30, 2021. The average volume of non-interest bearing deposits increased $20.9 million, or 43.1%, from $43.2 million for the nine months ended September 30, 2020 to $69.3 million for the nine months ended September 30, 2021. The average cost of deposits during the nine months ended September 30, 2021 was impacted by decreases in interest rates paid on money market and time deposits as a result of the aforementioned decrease in market interest rates. The average volume of FHLB and other borrowings increased $53.7 million, or 185.8%, from $28.9 million for the nine months ended September 30, 2020 to $82.6 million for the nine months ended September 30, 2021, consisting mostly of funding from the PPPLF, at an interest rate of 0.35%, used to fund the PPP loans. The average cost of FHLB and other borrowings decreased 7 basis points from 0.44% for the nine months ended September 30, 2020 to 0.37% for the nine months ended September 30, 2021.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$31,343	$12	0.15%	$43,532	$11	0.10%
Securities	36,428	264	2.88	23,579	160	2.70
Loans, net of unearned discount (1)	454,407	8,508	7.43	413,661	5,139	4.94
Total earning assets	522,178	8,784	6.67	480,772	5,310	4.39
Cash and other assets	47,760			29,252
Allowance for loan losses	(3,331)			(2,553)
Total assets	$566,607			$507,471
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$14,443	10	0.27%	$10,372	7	0.27%
Money market deposit accounts	124,259	114	0.36	111,808	105	0.37
Time deposits	185,761	495	1.06	202,384	861	1.69
Total interest-bearing deposits	324,463	619	0.76	324,564	973	1.19
FHLB and other borrowings	71,216	78	0.43	55,230	45	0.32
Subordinated notes	12,000	219	7.24	12,000	219	7.26
Total interest-bearing liabilities	407,679	916	0.89	391,794	1,237	1.26
Non-interest-bearing deposits	79,533			55,388
Other liabilities	8,849			5,790
Total liabilities	496,061			452,972
Shareholders’ equity	70,546			54,499
Total liabilities and shareholders’ equity	$566,607			$507,471

Net interest income		$7,868			$4,073
Net interest spread			5.78%			3.13%
Net interest margin			5.98%			3.37%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021			2020
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$37,451	$34	0.12%	$48,141	$93	0.26%
Securities	29,227	617	2.82	23,243	682	3.92
Loans, net of unearned discount (1)	443,128	20,663	6.23	362,806	14,374	5.29
Total earning assets	509,806	21,314	5.59	434,190	15,149	4.66
Cash and other assets	37,866			29,302
Allowance for loan losses	(3,158)			(2,066)
Total assets	$544,514			$461,426
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$13,977	26	0.25%	$9,890	25	0.34%
Money market deposit accounts	114,542	312	0.36	92,312	402	0.58
Time deposits	178,275	1,529	1.15	210,776	3,017	1.91
Total interest-bearing deposits	306,794	1,867	0.81	312,978	3,444	1.47
FHLB and other borrowings	82,555	231	0.37	28,935	95	0.44
Subordinated notes	12,000	656	7.31	12,000	656	7.30
Total interest-bearing liabilities	401,349	2,754	0.92	353,913	4,195	1.58
Non-interest-bearing deposits	69,340			48,441
Other liabilities	8,969			6,375
Total liabilities	479,658			408,729
Shareholders’ equity	64,856			52,697
Total liabilities and shareholders’ equity	$544,514			$461,426

Net interest income		$18,560			$10,954
Net interest spread			4.67%			3.08%
Net interest margin			4.87%			3.37%

(1)	Includes non-accrual loans.

Provision for Loan Losses

For the three and nine months ended September 30, 2021, the provision for loan losses totaled $641,000 and $1.2 million, respectively, compared to $445,000 and $1.7 million for the three and nine months ended September 30, 2020, respectively. The provision of $641,000 for the three months ended September 30, 2021 was for the factored receivables purchased in the Integra acquisition. We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.

For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Trust income	$1,612	$1,391	$4,584	$3,863
Gain on sale of loans	-	290	101	722
Advisory income	3,532	2,775	9,825	7,580
Brokerage income	2,485	1,387	6,846	5,248
Service fees and other income	1,632	1,809	5,345	4,769
Rental income	88	85	264	232
Total	$9,349	$7,737	$26,965	$22,414

Total non-interest income for the three and nine months ended September 30, 2021 increased $1.6 million, or 20.8%, and $4.6 million, or 20.3%, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and nine months ended September 30, 2021 increased $221,000, or 15.9%, and increased $721,000, or 18.7%, respectively, compared to the same periods in the prior year. The increase in the fee income between the periods is due to an increase in the average market value of the trust assets during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. The expectation that the impacts of the ongoing COVID-19 pandemic are largely known and that economic recovery has begun has increased market values of trust assets over those experienced during the three and nine months ended September 30, 2020, when the impacts of the COVID-19 pandemic were uncertain, causing extreme volatility as markets reacted to each new development and in turn decreasing fees during the three and nine month periods in the prior year. Volatility related to worse than expected or currently unexpected impacts and/or renewed fears of resurgent strains of the COVID-19 virus potentially resistant to current vaccines could result in future net decreases in the average values of our assets held in custody, and/or continued volatility in asset values, potentially decreasing our trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. There was no gain on sale of loans during the three months ended September 30, 2021, compared to $290,000 of gain during the same period in the prior year, resulting in a 100% decrease in gain on sale of loans between the two periods. Gain on sale of loans decreased $621,000, or 86.0%, for the nine months ended September 30, 2021, compared to the same period in the prior year. Gain on sale of loans for the nine months ended September 30, 2021 was $101,000, resulting from the sale of $1.1 million of SBA loans during the second quarter 2021.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three and nine months ended September 30, 2021, advisory income increased $757,000, or 27.3%, and $2.2 million, or 29.6%, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to an increase in the average market value of the advisory assets during the three and nine months ended September 30, 2021 as compared to the same periods in the prior year. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. The expectation that the impacts of the ongoing COVID-19 pandemic are largely known and that economic recovery has begun has increased market values of our advisory assets, whereas the economic disruption caused by the start of the COVID-19 pandemic during the three and nine months ended September 30, 2020 increased market volatility leading to lower advisory fees in the same periods in the prior year. Volatility related to currently unexpected impacts and/or resurgent strains of the COVID-19 virus potentially resistant to current vaccines could result in future net decreases in the average values of our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three and nine months ended September 30, 2021 increased $1.1 million, or 79.2%, and $1.6 million, or 30.4%, compared to the same periods in the prior year. The economic disruption related to the COVID-19 pandemic led to a dramatic slowing of activity that began late in the first quarter 2020 and continued throughout the remainder of the year. This led to delays in the timing of private placements and syndicated public offerings, along with volatility in the volume of general trading activity. Private offering and syndicated public offering activity has begun to recover as the impacts of the COVID-19 pandemic are becoming better understood, however, economic uncertainty related to an uneven recovery or the potential for new variants of the COVID-19 virus could stall the recovery in private and syndicated public offering activity, and potentially in brokerage activity overall, decreasing brokerage income.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of September 30, 2021 and December 31, 2020, and the inflows and outflows and net market appreciation during the three and nine months ended September 30, 2021. Our brokerage and advisory assets experienced an increase of approximately $22.6 million, or 0.4%, during the three months ended September 30, 2021, related to positive net flows, which were partially offset by market depreciation, and increased $787.7 million, or 17.4%, during the nine months ended September 30, 2021, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2020	$4,524,376
Client inflows	519,177
Client outflows	(437,760)
Net flows	81,417
Market appreciation	335,882
As of March 31, 2021	$4,941,675
Client inflows	995,914
Client outflows	(861,884)
Net flows	134,030
Market appreciation	213,754
As of June 30, 2021	$5,289,459
Client inflows	538,398
Client outflows	(459,684)
Net flows	78,714
Market depreciation	(56,146)
As of September 30, 2021	$5,312,027

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, and third-party administration fees. Service fees and other income for the three and nine months ended September 30, 2021 decreased $177,000, or 9.8%, and increased $576,000, or 12.1%, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2021 is primarily the result of decreases in third party administration fees of $202,000 and in loan servicing fees of $164,000 compared to the same period in the prior year. The decrease in third-party administration fees was primarily due to timing differences in completion of plan administration work related to the COVID-19 pandemic, which resulted in a lag in information from plan sponsors in 2020, pushing a larger portion of the work and related revenue into the third quarter of 2020, compared to the flow of information in 2021, which resulted in more work being completed in earlier quarters. The decrease in loan servicing fees was primarily related to there being no change in the servicing rights allowance during the three months ended September 30, 2021, and a reduction in the servicing rights allowance during the same quarter in the prior year. These decreases were offset by an increase in loan service fees from the Bank’s Integra factoring division of $130,000, and an increase in miscellaneous income and a decrease in losses on errors totaling $54,000, both at Sanders Morris, compared to the same period in the prior year. The remaining variance relates to immaterial fluctuations. The increase in service fees and other income of $576,000 for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to an increase in pension administration fees of $460,000. In addition, loan service fees from the Integra factoring division at the Bank accounted for an increase of $130,000 and increases from miscellaneous income and a decrease in losses on errors totaling $118,000 at Sanders Morris, and income distributions from an interest in securities not readily marketable increased by $63,000. These increases were offset by a decrease in other income of approximately $124,000 related to a non-recurring extinguishment of a retirement liability at Sanders Morris during the first quarter of 2020 and a decrease in income from loan servicing fees related to the Bank’s loan servicing fees and rights of $67,000. The remaining $4,000 variance relates to immaterial fluctuations.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and nine months ended September 30, 2021 increased $3,000, or 3.5% and $32,000 or 13.8%, respectively, compared to the same periods in the prior year. The increases were primarily due to a new tenant moving into vacant space during the second quarter 2021.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Salaries and employee benefits	$6,331	$4,741	$17,889	$13,693
Occupancy and equipment	503	464	1,322	1,466
Trust expenses	623	533	1,782	1,460
Brokerage and advisory direct costs	509	517	1,506	1,563
Professional fees	429	367	1,211	1,009
Data processing	282	186	753	571
Other	1,333	926	2,941	2,458
Total	$10,101	$7,734	$27,404	$22,220

Total non-interest expense for the three and nine months ended September 30, 2021 increased $2.3 million, or 29.4%, and $5.2 million, or 23.3%, respectively, compared to the same periods in the prior year, due to increases in salaries and employee benefits, other expenses, trust expenses, and professional fees and data processing costs, which were partially offset by a decrease in depreciation expense within our occupancy and equipment expense and in brokerage and advisory direct costs. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2021 increased $1.6 million, or 33.5%, and $4.2 million, or 30.6%, respectively, compared to the same period in the prior year. The increases were primarily due to increases in earnouts and incentive bonuses at Sanders Morris and at the Bank’s Nolan division, as well as increases in bonuses, salaries, and related payroll expenses in our Banking segment. In addition, stock compensation expense increased in our HoldCo segment, and our health insurance costs increased across the Company compared to the same periods in the prior year.  The increases relate to an increase in earnouts and incentive bonuses at Sanders Morris totaling of $678,000 and $927,000 related to increases in brokerage commission activity during the three and nine months ended September 30, 2021 compared to the same periods in the prior year, during which the COVID-19 pandemic had begun to suppress private placements and syndicated offerings, as well as certain trading activity on which Sanders Morris earns higher margins, which recovered somewhat during the three and nine months ended September 30, 2021. Also in our Other Financial Services segment, $105,000 and $556,000 of the increase for the three and nine months ended September 30, 2021, respectively, related to merit increases in salaries and an increase in headcount, as well as increases in bonuses, related to growth in the Nolan division, and $48,000 and $161,000 related to salary increases at Sanders Morris. In our Banking segment, increases in compensation expense of $606,000 and $1.7 million for the three and nine months ended September 30, 2021, respectively, related primarily to an increase in bonuses of $221,000 and $1.1 million driven primarily by increases in headcount and activity at the Bank’s SBA lending division, some of which relates to the PPP loan program, and salaries at the Bank’s Integra factoring division of $409,000, which was acquired July 1, 2021.  Stock compensation expense increased by $56,000 and $174,000 for the three and nine months ended September 30, 2021, respectively, related to stock grants made on September 30, 2020 net of a decrease in expense related to options granted, and bonus expense in our Holdco segment increased $13,000 and $38,000, respectively, related to variations in bonus accrued compared to the same periods in the prior year. Increases in health insurance expense led increased benefit costs across the Company, which increased by $87,000 and $259,000 during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, driven by both cost and headcount increases.  Increases in related payroll taxes, as well as less material increases salaries at Tectonic Advisors and the Bank’s trust department, account for the remaining variances.

Occupancy and equipment expense. Occupancy and equipment expense for three and nine months ended September 30, 2021 increased $39,000, or 8.4%, and decreased $144,000, or 9.8%, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2021 is primarily related to rent expense at the Bank’s Integra factoring division of $66,000, which was offset by a decrease at our Other Financial Services segment of $19,000, which included decreases at Tectonic Advisors and Sanders Morris due to the expiration of leased space totaling $25,000, and decreases at both Tectonic Advisors and Sanders Morris related to decreases in utilities and common area maintenance expenses from lessors due to decreased occupancy during COVID-19 totaling $5,000, and a decrease in depreciation expense of $8,000, offset by an increase in rent at Nolan and the Bank’s Trust department of $13,000. The remaining offsetting increase relates to individually immaterial variances. The decrease of $144,000 for the nine months ended September 30, 2021 is primarily related to a group of fixed assets and software costs in our Other Financial Services division reaching full depreciation/amortization during the six months ended June 30, 2020 accounting for $89,000 of the decrease, and decreases in rent, utilities and common area maintenance expenses in that segment of $116,000, offset by the increase in rent in our Banking segment related to the Bank’s Integra factoring division of $66,000. The remaining variances are made up of other individually immaterial fluctuations.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased $90,000, or 16.9%, and $322,000, or 22.1%, due to an increase in the value of trust assets for the three and nine months ended September 30, 2021 over the value during the same periods in the prior year, which represents both an increase in trust assets from net flows into the Bank’s trust department, and a recovery in asset values based on market expectations of an eventual recovery from the COVID-19 pandemic and other economic factors.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for three and nine months ended September 30, 2021 decreased $8,000, or 1.5%, and $57,000, or 3.6%, respectively, compared to the same periods in the prior year. The decreases related primarily to decreases in brokerage and exchange clearing fees at Sanders Morris of approximately $57,000 and $84,000, for the three and nine months ended September 30, 2021, respectively, offset by increases in information services and referral fees of $49,000 and $27,000, respectively, compared to the same periods in the prior year.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and nine months ended September 30, 2021 increased $62,000, or 16.9%, and $202,000, or 20.0%, compared to the same periods in the prior year. The increases were the result of increases of $122,000 and $178,000 in our Banking segment, for the three and nine months ended September 30, 2021, respectively. The increases included increases in legal and professional fees totaling $105,000 and $158,000 for the three and nine months ended September 30, 2021, respectively, related to attempts to recover amounts on liquidated loans in the Bank’s SBA division, and to the acquisition by TBI of Integra, which was completed on July 1, 2021. Please see Note 17. Acquisition within our financial statements elsewhere within this Form 10-Q for more information on Integra. In addition, professional fees in our banking segment increased $17,000 related to the operations of Integra. These increases for the three months ended September 30, 2021 were partially offset by a decrease in our Other Financial Services segment totaling $58,000. This was primarily due to a decrease in consulting fees related to our participant directed plan services team of $89,000, offset by increases in audit and tax consulting fees of $25,000 and an increase in legal fees of $4,000. The remaining variance of $2,000 relates to a decrease in our HoldCo segment. The increase for the nine months ended September 30, 2021 also included an increase in professional fees in our banking segment of $53,000, which was primarily due to $100,000 legal fees recorded for the Integra acquisition in the current quarter, partly offset by a $46,000 consulting fee paid during the nine months ended September 30, 2020 for SBA PPP services. The increase was partly offset by a decrease in audit and tax consulting fees of $32,000.  In our Other Financial Services segment, audit and tax consulting fees increased $23,000 driven by increases in costs related to internal control reviews at our Nolan division and the trust department, and legal fees increased $6,000. These increases were partially offset by a decrease in professional fees of $19,000, which was primarily related to a decrease in consulting fees in our participant directed plan services team of $96,000, offset by an increase at our Nolan division of $73,000 due to an increase in third party actuarial fees related to our defined benefit pension plans.. In our HoldCo segment, professional fees increased $49,000, which were offset by decreases in legal and audit and tax consulting fees of $36,000, for a net increase from our HoldCo segment of $13,000 for the nine months ended September 30, 2021 compared to the same period in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for three and nine months ended September 30, 2021 increased $96,000, or 51.6%, and $182,000, or 31.9%, compared to the same periods in the prior year. The increases were the result of increases of $86,000 and $10,000, and $139,000 and $43,000 in our banking and other financial services segments, respectively, for the three and nine months ended September 30, 2021, respectively. The increases in our banking segment were primarily related to the conversion of the Bank’s core accounting system. The increases in our other financial services segment were primarily related to increased trust data processing fees, and discounts received during the three and nine months ended September 30, 2020, which decreased expense for those earlier periods.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for three and nine months ended September 30, 2021 increased $407,000, or 44.0%, and $483,000, or 19.7%, compared to the same periods in the prior year. The increases were primarily related to increases in computer software costs in our banking and other financial services segments totaling $87,000 and $202,000, related to technology initiatives across the Company. Our marketing, advertising and public relations costs increased $129,000 and $133,000 for the three and nine months ended September 30, 2021, respectively, related to marketing and public relations initiatives across the Company. Future increases in assets under management will increase this cost. Other increases which were individually immaterial included payroll processing fees, increases in officers’ and directors’ coverage, and bank charges These increases were partially offset by a decrease in employee recruitment costs of $22,000 and $46,000 for the three and nine months ended September 30, 2021, and other individually immaterial decreases.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2021 was $1.4 million and $3.7 million, respectively, compared to $733,000 and $2.0 million for the same periods in the prior year. The effective income tax rate was 21.6% and 22.2% for the three and nine months ended September 30, 2021, respectively, compared to 20.2% and 21.5% for the same periods in the prior year.

Segment Reporting

We have three operating segments: Banking, Other Financial Services and HoldCo. Our primary operating segments are Banking and Other Financial Services.

Our Banking operating segment includes both commercial and consumer banking services, and factoring services through the Bank’s Integra division. Commercial banking services are provided primarily to small to medium-sized businesses and their employees, which includes a wide array of lending and cash management products. Consumer banking services include lending and depository services. Factoring services are provided primarily to small over-the-road trucking businesses.

Our Other Financial Services segment includes Tectonic Advisors, Sanders Morris, the Bank’s Trust Division, which includes a TPA services unit and a participant directed recordkeeping team, and HWG. Through these business divisions, we offer investment advisory and brokerage services to individuals and businesses, private trust services, and financial management services, including personal wealth management, retirement plan design and administrative services, and insurance brokerage services.

A third operating segment, HoldCo, includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. Our principal source of revenue is dividends from our subsidiaries.

The following table presents key metrics related to our segments:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$8,397	$9,055	$(235)	$17,217	$19,985	$26,128	$(588)	$45,525
Income (loss) before taxes	$4,263	$2,952	$(649)	$6,566	$10,357	$8,241	$(1,687)	$16,911

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$4,896	$7,133	$(219)	$11,810	$12,867	$21,135	$(634)	$33,368
Income (Loss ) Before Taxes	$2,067	$2,036	$(472)	$3,631	$5,189	$5,611	$(1,361)	$9,439

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and nine months ended September 30, 2021 increased $2.2 million, or 106.1%, and $5.2 million, or 99.6%, respectively, compared to the same periods in the prior year. The increase during the three months ended September 30, 2021 was primarily the result of a $3.8 million increase in net interest income, partly offset by a $196,000 increase in the provision for loan losses, a $310,000 decrease in non-interest income and a $1.1 million increase in non-interest expense. The increase during the nine months ended September 30, 2021 was primarily the result of a $7.6 million increase in net interest income and a $499,000 decrease in the provision for loan losses, partly offset by a $505,000 decrease in non-interest income and a $2.4 million increase in non-interest expense.

Net interest income for the three and nine months ended September 30, 2021 increased $3.8 million, or 88.8%, and $7.6 million, or 65.7%, respectively, compared to the same periods in the prior year, due primarily to an increase of PPP-related SBA fees of $686,000 and $3.5 million recognized for the three and nine months ended September 30, 2021, respectively, and the addition of the factored receivables income of $2.5 million for the three and nine months ended September 30, 2021. Other changes included an increase in the average volume of loans and decrease in average rates paid on interest-bearing deposits and borrowings, partly offset by a decrease in average yields on earning assets and increase in average volume of interest-bearing deposits and borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and nine months ended September 30, 2021, totaled $641,000 and $1.2 million, respectively, compared to $445,000 and $1.7 million for the same periods in the prior year. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended September 30, 2021 decreased $310,000, or 51.3%, compared to the same period in the prior year. The decrease was primarily due to a $290,000 decrease in gain on sale of loans, a $23,000 decrease in service fees (which included a $150,000 credit allowance provision to the valuation of servicing assets recorded in the prior year, offset by recording $130,000 for factoring related fees for Integra for the three months ended September 30, 2021), partly offset by a $3,000 increase in rental income. Non-interest income for the nine months ended September 30, 2021 decreased $505,000, or 40.2% compared to the same period in the prior year, primarily. The decrease was primarily due to a $621,000 decrease in gain on sale of loans, partly offset by an $84,000 increase in service fees (which included the recording of $130,000 for factoring related fees for Integra for the three months ended September 30, 2021 and a $21,000 increase in deposit service fees, partly offset by $67,000 decrease in loan servicing income) and by a $32,000 increase in rental income. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2021 increased $1.1 million, or 46.6%, and $2.4 million, or 41.0%, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2021 included salaries and employee benefits of $659,000 and $1.9 million, respectively, for annual merit increases and increases in staff including the addition of Integra, and incentive bonuses, occupancy and equipment expense of $68,000 and $76,000, respectively, professional fees of $122,000 and $178,000 (includes $105,000 legal fees for the Integra acquisition), respectively, data processing of $86,000 and $139,000 (related to banking core system conversion costs and expenses for the operations of Integra), respectively, and various other expenses of $185,000 and $169,000, respectively, compared to the same periods in the prior year. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and nine months ended September 30, 2021 increased $916,000, or 45.0%, and increased $2.6 million, or 46.8%, respectively, compared to the same periods in the prior year. The increase during the three and nine months ended September 30, 2021 was primarily the result of an increase of $1.9 million and $5.0 million in non-interest income for the three and nine months ended September 30, 2021, respectively, offset by an increase of $1.0 million and $2.6 million, respectively, in non-interest expense.

Non-interest income for the three and nine months ended September 30, 2021 increased $1.9 million, or 26.9%, and $5.0 million, or 23.6%, compared to the same periods in the prior year. The increase was primarily due to increases in advisory and trust income totaling $978,000 and $3.0 million for the three and nine months ended September 30, 2021, respectively, related primarily to a recovery in the value of our assets under management at Tectonic Advisors and Sanders Morris, as well as to net asset inflows to our platforms, and increases in brokerage income of $1.1 million and $1.6 million for the three and nine month periods related to a recovery in private placement and syndicated offering activity at Sanders Morris, particularly during the first and third quarters of 2021, as well as increases in commission based trading activity. Services fees related to the Nolan division decreased $154,000 and increased $429,000 during the three and nine months ended September 30, 2021. The decrease was due to more work having been completed and billed earlier in 2021 compared to the prior year, and the increase was primarily due to an increase in Nolan’s TPA clients overall. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2021 increased $1 million, or 19.7%, and $2.4 million, or 15.2%, compared to the same periods in the prior year. These increases were related to increases in salaries and employee benefits of $863,000 and $2.0 million, primarily related to increases in brokerage activity, including private placement activity, at Sanders Morris leading to an increase in commissions and earnouts compared to the same periods in the prior year, and staffing additions at Nolan during late 2020 to add capacity for additional plan administration work. Occupancy and equipment expense decreased by $19,000 and $196,000 for the three and nine months ended September 30, 2021, related to software that became fully depreciated as of April 2020 and the utilities and common area maintenance adjustments related to decreases in these costs for our leased office space due to the COVID-19 pandemic’s effect on these costs due to work from home mandates and the effects of social distancing. Trust expense increased $90,000 and $322,000 for the three and nine month periods, respectively, related to increases in the value of the assets on which these expenses are based. Professional fees decreased by $59,000 and increased $10,000 for the three and nine months ended September 30, 2021. The variances related to decreases in consulting expense related to our participant direction recordkeeping group due to staffing additions, which reduced our reliance on consultants, offset by increases related to an increase in fee expense under our agreement with the former owner of Nolan related to increase in results from that group. The remaining variances for the three and nine months ended September 30, 2021 related to increases in data processing and other expenses and decreases in brokerage and advisory direct costs. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

Loss before taxes for the three and nine months ended September 30, 2021 increased $176,000, or 37.2%, and $326,000, or 24.0%, respectively, compared to the same periods in the prior year. The increases in the loss were due to an increase in salaries and benefits expense of $68,000 and $217,000 for the three and nine months ended September 30, 2021, respectively, related to an increase in stock compensation expense related to stock grants made in September 2020, partially offset for the nine months ended September 30, 2021 by expense related to stock options granted previously, which reached full amortization during the first six months of 2020, and to increases in professional fees related to the acquisition of Integra that was completed on July 1, 2021. See Note 17, Acquisition, for more information on this acquisition. In addition, we experienced increases in our advertising and market expense related to branding initiatives undertaken and increases in our officers’ and directors’ liability insurance coverage.

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

As of September 30, 2021, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

At each of September 30, 2021 and December 31, 2020, the Bank held Federal Reserve Bank of Dallas (“FRB”) stock in the amount of $1.2 million. The Bank held FHLB stock in the amount of $1.2 million at each of September 30, 2021 and December 31, 2020. The FRB stock and FHLB stock were classified as restricted securities.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of September 30, 2021		As of December 31, 2020
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,897	$15,691	$14,936	$14,949
Mortgage-backed securities	1,820	1,869	2,373	2,447
Total securities available for sale	$17,717	$17,560	$17,309	$17,396

Securities held to maturity:
PACE investments	$2,735	$2,735	$5,776	$5,776
PID/TIRZ investments	16,923	16,923	-	-
Total securities held to maturity	$19,628	$19,658	$5,776	$5,776

Securities, restricted:
Other	$2,432	$2,432	$2,431	$2,431

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of September 30, 2021. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$2,016	0.55%	$10,193	1.08%	$3,688	0.83%	$15,897	0.95%
Mortgage-backed securities	-	-	1,008	3.02	-	-	812	2.20	1,820	2.66
Total	$-	-%	$3,024	1.37%	$10,193	1.08%	$4,500	1.08%	$17,717	1.13%
Securities held to maturity:
PACE investments	$-	-%	$-	-%	$-	-%	$2,735	7.32%	$2,735	7.32%
PID/TIRZ investments	-		2,678	4.12	-	-	14,245	6.02	16,923	5.72
Total	$-	-%	$2,678	4.12%	$-	-%	$16,980	6.23%	$19,658	5.94%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,432	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $31.9 million, or 8.0%, to $432.5 million at September 30, 2021, compared to $400.5 million at December 31, 2020. SBA loans comprise the largest group of loans in our portfolio totaling $236.1 million, or 54.6% (48.8% excluding PPP loans) of the total loans at September 30, 2021, compared to $252.4 million, or 63.0% (53.4% excluding PPP loans) at December 31, 2020. Commercial and industrial loans totaled $80.9 million, or 18.7% (21.1% excluding PPP loans), of the total loans at September 30, 2021, compared to $79.9 million, or 19.9% (25.1% excluding PPP loans), at December 31, 2020. Commercial and construction real estate loans totaled $68.3 million, or 15.8% (17.8% excluding PPP loans), of the total loans at September 30, 2021, compared to $52.9 million, or 13.2% (16.6% excluding PPP loans), at December 31, 2020. At July 1, 2021, in connection with the acquisition of Integra, we purchased $34.1 million of factored receivables, which increased $4.9 million, or 14.4%, to $39.0 million at September 31, 2021.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	September 30, 2021		December 31, 2020
Commercial and industrial	$80,921	18.7%	$79,864	19.9%
Consumer installment	2,341	0.5	10,259	2.6
Real estate – residential	4,975	1.2	4,319	1.1
Real estate – commercial	64,758	15.0	44,484	11.1
Real estate – construction and land	3,562	0.8	8,396	2.1
SBA 7(a) guaranteed	149,881	34.7	164,687	41.1
SBA 7(a) unguaranteed	51,393	11.9	52,179	13.0
SBA 504	34,831	8.0	35,553	8.9
USDA	804	0.2	801	0.2
Factored Receivables	39,001	9.0	-	-
Total Loans	$432,467	100.0%	$400,542	100.0%

At origination, the Company determines whether holding the guaranteed portion of SBA 7(a) and USDA loans provide better long-term risk adjusted returns than selling the loans, and records as either held for investment or held for sale. The Company records held for sale loans at the lower of cost or fair value. Loans held for sale totaled $25.7 million and $14.9 million at September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021, the Company elected to reclassify $13.1 million and $28.2 million, respectively, of the SBA 7(a) loans held for sale to held for investment.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2021, our loan portfolio included $67.5 million of loans, approximately 15.6% of our total funded loans (17.6% excluding PPP loans), to the dental industry, compared to $67.2 million, or 16.8% (21.1% excluding PPP loans), of total funded loans, as of December 31, 2020. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two or five years, depending on the date of origination, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). During the year ended December 31, 2020, we funded $98.3 million of PPP loans. As of September 30, 2021, approximately $97.3 million of the PPP loans originated in 2020 have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $1.0 million as of September 30, 2021. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, allocated an additional $284 billion to the SBA to fund a second round of PPP and extended the application period for the PPP to March 31, 2021. The PPP application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. During the nine months ended September 30, 2021, we originated $66.2 million of PPP loans. As of September 30, 2021, approximately $17.9 million of the PPP loans originated in 2021 have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $48.2 million as of September 30, 2021. Total outstanding PPP loans was $49.2 at September 30, 2021.

We are also participating in the PPPLF which, through June 30, 2021, extended loans to banks who are loaning money to small businesses under the PPP. The total amount borrowed under the PPPLF as of September 30, 2021 was $50.1 million and is non-recourse and secured by an equal amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35%.

As of September 30, 2021, 52.7% of the Company’s loan portfolio, or $228.1 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for the Company’s loan portfolio as of September 30, 2021 and December 31, 2020, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of September 30, 2021
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,232	$10,464	$4,893	$54,332	$-	$80,921
Consumer installment	127	2,214	-	-	-	2,341
Real estate – residential	108	4,867	-	-	-	4,975
Real estate – commercial	23,735	8,069	24,292	1,579	7,083	64,758
Real estate – construction and land	1,023	2,029	-	510	-	3,562
SBA 7(a) guaranteed	89,053	48,945	11,187	696	-	149,881
SBA 7(a) unguaranteed	46,737	362	3,975	130	189	51,393
SBA 504	16,266	-	14,861	-	3,704	34,831
USDA	804	-	-	-	-	804
Factored Receivables	39,001	-	-	-	-	39,001
Total	$228,086	$76,950	$59,208	$57,247	$10,976	$432,467

	As of December 31, 2020
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$11,330	$9,631	$6,937	$51,391	$575	$79,864
Consumer installment	6,015	4,231	-	13	-	10,259
Real estate – residential	768	3,551	-	-	-	4,319
Real estate – commercial	3,410	7,628	23,790	2,130	7,526	44,484
Real estate – construction and land	1,690	2,344	4,159	20	183	8,396
SBA 7(a) guaranteed	69,968	80,951	13,286	482	-	164,687
SBA 7(a) unguaranteed	45,387	29	4,878	1,239	646	52,179
SBA 504	20,513	-	11,274	-	3,766	35,553
USDA	801	-	-	-	-	801
Other	-	-	-	-	-	-
Total	$159,882	$108,365	$64,324	$55,275	$12,696	$400,542

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

Non-performing Assets

Our primary business segments are Banking and Other Financial Services, and as outlined above, the Banking segment’s primary business is lending. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers and factor clients which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19.

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing and foreclosed assets. Non-performing assets totaled $8.7 million as of September 30, 2021, compared to $1.8 million as of December 31, 2020. As of September 30, 2021, non-performing assets consisted of $5.7 million of nonaccrual loans including SBA non-accrual loans totaling $5.4 million, of which $4.4 million was guaranteed by the SBA, commercial real estate non-accrual loans totaling $151,000 and commercial and industrial loans totaling $94,000. As of December 31, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.6 million, of which $1.1 million was guaranteed by the SBA, and commercial and industrial non-accrual loans totaling $158,000.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. Loans past due 90 days or more and still accruing interest totaled $2.5 million which solely included factored receivables.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Foreclosed assets as of September 30, 2021 totaled $517,000 which included one SBA loan that was foreclosed on during the three months ended September 30, 2021. There were no foreclosed assets as of December 31, 2020.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	September 30, 2021		December 31, 2020
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$94	0.02%	$158	0.03%
Real estate – commercial	151	0.03	-	-
SBA guaranteed	4,233	0.77	1,118	0.22
SBA unguaranteed	1,212	0.18	517	0.10
Total non-accrual loans	5,690	0.99	1,793	0.35
Factored Receivables past due 90 days	2,448	0.43	-	-
Foreclosed assets	517	0.09	-	-
Total non-performing assets	$8,655	1.51%	$1,793	0.35%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of September 30, 2021 and December 31, 2020, we had no loans considered to be a troubled debt restructuring.

As noted in Note 3, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides financial institutions the option to suspend troubled debt restructuring accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of September 30, 2021, the Company had six loans totaling $10.3 million that were in COVID-19-related deferment. At December 31, 2020, there were 11 loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $4.3 million. The increase in the amount of loans with COVID-19-related deferrals is primarily in the SBA segment of the Bank’s loan portfolio.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in Item 1.A. “Risk Factors” of the 2020 Form 10-K. Based on an analysis performed by management at September 30, 2021, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses totaled $3.9 million and $2.9 million, as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company had one SBA charge-off of $215,000 and recoveries of $15,000. During the three months ended September 30, 2021, there were no charge-offs and recoveries of $3,000.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30		September 30
(In thousands, except percentages)	2021	2020	2021	2020
Average loans outstanding	$454,407	$413,661	$443,128	$362,806
Gross loans outstanding at end of period	$432,467	$402,168	$432,467	$402,168
Allowance for loan losses at beginning of period	$3,307	$2,548	$2,941	$1,408
Provision for loan losses	641	445	1,210	1,709
Charge offs:
SBA 7(a)	-	57	215	218
Factored Receivables	73	-	73	-
Total charge-offs	73	57	288	218
Recoveries:
Commercial and industrial	-	-	-	33
SBA 7(a)	3	2	15	6
Factored Receivables	20	-	20	-
Total recoveries	23	2	35	39
Net charge-offs	50	55	253	179
Allowance for loan losses at end of period	$3,898	$2,938	$3,898	$2,938
Ratio of allowance to end of period loan	0.90%	0.73%	0.90%	0.73%
Ratio of net charge-offs to average loans	0.02%	0.01%	0.06%	0.05%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	September 30, 2021		December 31, 2020
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,072	18.7%	$928	19.9%
Consumer installment	30	0.5	91	2.6
Real estate – residential	68	1.2	52	1.1
Real estate – commercial	869	15.0	527	11.1
Real estate – construction and land	48	0.8	100	2.1
SBA	1,204	54.6	1,225	63.0
USDA	19	0.2	18	0.2
Factored Receivables	588	9.0	-	-
Total allowance for loan losses	$3,898	100.0%	$2,941	100.0%

Sources of Funds

General

Deposits, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, and other general purposes. Loan repayments are generally a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate with prevailing interest rates, markets and economic conditions, and competition.

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an Insured Cash Sweep One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of September 30, 2021.

Total deposits increased $73.9 million, or 21.2%, to $421.9 million as of September 30, 2021, as compared to $348.0 million as of December 31, 2020. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the nine months ended September 30,
	2021			2020
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$69,340	18.4%	0.00%	$48,441	13.4%	0.00%
Savings and interest-bearing demand	13,977	3.7	0.25	9,890	2.7	0.34
Money market accounts	114,542	30.5	0.36	92,312	25.6	0.58
Time deposits	178,275	47.4	1.15	210,776	58.3	1.91
Total deposits	$376,134	100.00%	0.69%	$361,419	100.00%	1.27%

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2021	2020
Borrowings:
FRB borrowings (PPPLF)	$50,068	$83,690
Subordinated notes	12,000	12,000
	$62,068	$95,690

The Company has a credit line with the FHLB with borrowing capacity of $44.3 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2021 and December 31, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $22.4 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of September 30, 2021 and December 31, 2020.

In connection with the PPPLF, $50.1 million of PPP loans was pledged to the Federal Reserve and borrowed as of September 30, 2021, at an interest rate of 0.35%.

As of September 30, 2021 and December 31, 2020, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $21.9 million, or 36.5%, to $81.9 million as of September 30, 2021, from $60.0 million as of December 31, 2020. The increase included net income of $13.2 million, $192,000 net after-tax decrease in other comprehensive income related to the market value of the securities available for sale, and $236,000 related to stock compensation expense. In addition, shares of Company common stock in the amount of $10.7 million were issued as part of the consideration paid for the acquisition of Integra. Use of capital included $1.2 million of dividends paid on the Series B preferred stock and $850,000 of dividends paid on the common stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2021, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	September 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$59,591	12.55%	$48,046	11.66%
Common Equity Tier 1 (to Risk Weighted Assets)	42,341	12.20	30,796	11.01
Tier 1 Capital (to Risk Weighted Assets)	59,591	17.17	48,046	17.17
Total Capital (to Risk Weighted Assets)	63,489	18.29	50,987	18.22

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$61,628	13.12%	$47,071	11.58%
Common Equity Tier 1 (to Risk Weighted Assets)	61,628	17.87	47,071	17.17
Tier 1 Capital (to Risk Weighted Assets)	61,628	17.87	47,071	17.17
Total Capital (to Risk Weighted Assets)	65,526	19.00	50,012	18.25

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of September 30, 2021, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of September 30, 2021 the Company had approximately $33.7 million held in an interest-bearing account at the Federal Reserve. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of September 30, 2021, the Company’s borrowing capacity with the FHLB was $44.3 million based upon loan collateral pledged to the FHLB, of which none was utilized. In addition, the Company had $17.4 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $22.4 million, of which none was utilized as of September 30, 2021. In addition, the Company has approximately $101.5 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of September 30, 2021, we had commitments to extend credit and standby letters of credit of approximately $23.0 million and $282,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of September 30, 2021:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	17.23
+100	8.99
-100	(4.71)
-200	(16.18)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K. The following risk factors represent material changes in the risk factors disclosed by the Company in the 2020 Annual Report on Form 10-K as a result of our Integra acquisition.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In acquiring, developing and/or marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the integration, development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

In July 2021, we completed the acquisition of Integra, which offers accounts receivable financing and factoring, inventory financing and purchase-order financing. This line of business is new for the Bank and has unique operational, control and accounting risks, which if not properly managed, could result in losses for our Company.

Our factoring services through the Bank’s Integra division are concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our factoring business.

Factoring for small-sized trucking businesses constituted approximately 95% of our total factoring portfolio as of September 30, 2021, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect the factoring business conducted by the Bank’s Integra division.

Our primary transportation factoring clients are small-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses or reduce the ability to generate revenue associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability (“CSA”) initiative, maximum hours of service limitations imposed by the FMCSA, electronic log requirements, and regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by carriers of any commodity transported that is regulated by the FDA. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on the factoring activity conducted by the Bank’s Integra division or result in a decrease in the overall amount of factoring activity conducted by the Bank’s Integra division and could have an adverse effect on our business, financial condition and results of operations.

Factoring products offered by the Bank’s Integra division may expose us to an increased risk of fraud.

We rely on the structural features embedded in the factoring products offered by the Bank’s Integra division to mitigate the credit risk associated with such products. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such factoring products. Although we believe we have controls in place to monitor and detect fraud with respect to our factoring products, there is no guarantee such controls will be effective. Losses from such fraudulent activity could have a material impact on our business, financial condition and results of operations.

Our commercial finance clients, particularly with respect to the Bank’s Integra factoring division, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly asset-based loans and our factored receivables through the Bank’s Integra division, arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for other financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2021, the Company, through its subsidiary, TBI, acquired Integra (the “Acquisition”). Pursuant to the terms of and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), the transaction provided for the payment to the members of Integra of (a) an amount of cash equal to (i) $2,458,777, subject to certain adjustments described in the Merger Agreement, and (b) 453,203 shares of the Company’s common stock. The information responsive to this Item 2 was previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021.

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

TECTONIC FINANCIAL, INC.

Date: November 15, 2021	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer