Form 10-K
period 2021-12-31
Tectonic Financial, Inc.
filed 2022-03-31
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission File Number: 001-38910

TECTONIC FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Texas	82-0764846
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

16200 Dallas Parkway, Suite 190, Dallas, Texas 75248	(972) 720-9000
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series B preferred stock, $0.01 par value per share	TECTP	The Nasdaq Stock Market, LLC

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

The number of shares outstanding of the registrant’s common stock as of March 29, 2022 was 7,056,633 shares. The shares of registrant’s common stock are not listed or quoted on an exchange, and as a result, there is no public market price to calculate the aggregate market value.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are not historical facts and are based on information currently available to our management. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” of this Form 10-K and the following:

•

risks associated with the COVID-19 global pandemic (“COVID-19”), or any current or future variant of COVID-19, including, among others, business disruption for our customers, customers’ ability to fulfill their financial obligations to the Company, our employees’ ability to conduct banking and other transactions, the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

•	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
•	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
•	the need to hold more capital in order to comply with consolidated capital ratios;
•	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
•	the adequacy of our allowance for loan losses;
•	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
•	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
•	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
•	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
•	changes in the economy generally and the regulatory response thereto;
•	changes in the economy of the State of Texas, our primary market;
•	risks associated with the uncertain inflationary outlook in the United States and our market areas;
•	risks specific to commercial loans and borrowers (particularly dental and SBA loans);
•	our ability to continue to originate loans (including SBA loans);
•	impairment of our goodwill or other intangible assets;
•	claims and litigation pertaining to our fiduciary responsibilities;
•	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
•	changes in interest rates;
•	our ability to maintain a strong core deposit base or other low-cost funding sources;
•	our ability to manage our credit risk;
•	regulatory scrutiny related to our loan portfolio, including commercial real estate;
•	the earning capacity of our borrowers;
•	fluctuation in the value of our investment securities;
•	our inability to identify and address potential conflicts of interest;
•	our ability to maintain effective internal control over financial reporting;
•	the accuracy of estimates and assumptions;
•	the development of an active, liquid market for the Series B preferred stock;

•	fluctuations in the market price of the Series B preferred stock;
•	our ability to raise additional capital, particularly during times of stress;
•	the soundness of other counterparty financial institutions and certain securities brokerage firms;
•	technological change in the banking, investment, brokerage and insurance industry;
•	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	natural disasters and epidemics and pandemics, such as COVID-19;
•	the effects of terrorism and acts of ware or threat thereof, including the current conflict in Ukraine, and efforts by the U.S. to combat it;
•	environmental liabilities;
•	regulation of the financial services industry;
•	legislative changes or the adoption of tax reform policies;
•	political instability and changes in tariffs and trade barriers;
•

compliance with laws and regulations, supervisory actions, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), capital requirements, the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;

•	regulation of broker-dealers and investment advisors;
•	the enactment of regulations relating to privacy, information security and data protection;
•	legal and regulatory examinations, proceedings, investigations and inquiries, fines and sanctions;
•	future issuances of preferred stock or debt securities and its impact on the Series B preferred stock;
•	our ability to manage our existing and future preferred stock and indebtedness;
•	our ability to pay dividends;
•	the continuation of securities analysts coverage of the company;
•	our management and board of directors have significant control over our business;
•	risks related to being a “controlled company” under NASDAQ rules;
•	the costs and expenses of being a public company; and
•

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

As of December 31, 2021, we had, on a consolidated basis, $585.0 million in assets, $424.6 million in total loans held for investment, $33.8 million in loans held for sale, $444.2 million in deposits and $84.8 million in shareholders’ equity. Total loans outstanding at December 31, 2021 included $34.1 million of PPP loans. Net income for the year ended December 31, 2021 was $17.0 million.

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

Integra Acquisition

On July 1, 2021, we, through our wholly-owned subsidiary T Bancshares, acquired Integra Funding Solutions, LLC (“Integra”) through the merger of Integra with and into T Bancshares, with T Bancshares surviving the merger. Integra’s activity is reported within our Banking segment. Integra is a factoring company that provides financing to smaller transportation companies across the United States principally by purchasing their accounts receivable at a discount and then collecting such receivables at face value. We believe that the addition of this small business lending vertical will provide the Bank with additional breadth in its lending platform and enable the Bank to continue to prudently grow its balance sheet and generate relatively attractive returns on its assets.

Pursuant to the terms of and subject to the conditions set forth in the Agreement and Plan of Merger, by and between the Company and Integra (the “Merger Agreement”), the transaction provided for the payment to the members of Integra of (a) an amount of cash equal to approximately $2.5 million, subject to certain adjustments described in the Merger Agreement which totaled $726,721, and (b) 453,203 shares of the Company’s common stock.

Our Business

We operate through three business segments: Banking, Other Financial Services, and HoldCo operations.

●

Our Banking segment operates through the Bank, a full-service, nationally chartered commercial bank headquartered in Dallas, Texas providing traditional community banking services and factoring services through the Bank’s Integra Factoring Division, along with custodial services through the Bank’s Trust Division.

●	Our Other Financial Services segment includes Tectonic Advisors, Sanders Morris, the Bank’s Trust Division, which includes a third-party administrator (“TPA”) services unit, and HWG:

o

Tectonic Advisors is a registered investment advisor providing investment advisory services to individuals, institutions (including affiliates) and families. It advises on portfolios of assets for an asset-based fee. As of December 31, 2021, Tectonic Advisors had approximately $2.9 billion in client assets under management (“AUM”) (which includes $1.5 billion of AUM held by the Bank as a fiduciary).

o

Sanders Morris is a registered broker-dealer with FINRA, and registered investment advisor with the Securities and Exchange Commission (the “SEC”). Through Sanders Morris, we serve clients on their investment portfolios as an advisor or broker (often with limited powers of attorney). We also execute trades for institutions and households, and provide investment banking services to corporate entities. As of December 31, 2021, Sanders Morris had approximately $648 million in client advisory assets under management, and client brokerage assets of $2.1 billion, bringing total client assets to $2.7 billion.

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

COVID-19 Pandemic Response

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock and fixed income markets, a reduction in the target federal funds rate, the enactment of the CARES Act, including the PPP administered by the SBA, and a variety of rulings from the Company’s banking regulators.

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

Reference is made to the discussion of “Risks Related to the COVID-19 Pandemic” in Item 1A. Risk Factors and “Recent Developments Related to the COVID-19 Pandemic” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for information on the CARES Act and PPP and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on reserves, is contained in the relevant sections of the Supervision and Regulation discussion provided below.

Operating Segments

Our primary operating segments are Banking and Other Financial Services.

Banking

General. The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, single-family residential and commercial contractors and consumers. The Bank strives to generate an attractive risk-adjusted return on assets and capital by providing niche lending services and generating significant non-interest income through its factoring and trust services. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. The Bank also offers wealth management and trust services. These services are provided through a variety of delivery systems including automated teller machines, mobile banking and internet banking.

Lending Services. From its single location, the Bank operates three lending verticals where it has established expertise: SBA and U.S. Department of Agriculture (“USDA”), dental and other professionals and traditional community banking. We believe our lending products provide an important diversity of risk and opportunity, which differentiates us from most community banks our size.

SBA and USDA. The Bank originates and services commercial and real estate loans under programs guaranteed by the SBA and the USDA representing approximately 54.5% of the Bank’s total lending services. Generally 75% to 80% of the principal balance of these loans is guaranteed by these agencies. The CARES Act increased the SBA 7(a) guaranty on 7(a) loans to 90% for loans originated from February 1, 2020 through September 30, 2021. These loans generally offer borrowers more flexible terms and conditions than available through conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally not more than 10 years and are fully amortizing. Loans secured by real estate as the principal collateral are generally 25 years or less and are also generally fully amortizing. Loans can be adjustable rate loans, but may also be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

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

Factored Receivables. The Bank’s factored receivables portfolio is originated by Integra. We directly purchase the receivables generated by our clients, primarily transportation companies, at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between trade payable payments to the client for services rendered and the required payment of operating costs, such as fuel and insurance costs, incurred to provide such good or service. The receivables are typically collected 30 to 60 days after delivery.

Investments. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the Federal Home Loan Bank, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto. These investments include, among other things, securities issued pursuant to Property Assessed Clean Energy programs and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Deposit Services. To fund its loan and securities portfolio, the Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. In addition, the Bank can access uninvested cash from customers of its trust department by moving portions of it into money market deposits. As of December 31, 2021, the Bank deposits included $33.7 million available from the funds of trust clients.

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

In addition to traditional lobby banking services, the Bank offers robust e-banking services, via on-line and mobile devices, to both consumers and businesses. These services include remote check deposits, bill payment, electronic transfer of funds between financial institutions, person-to-person payments, positive pay, as well as traditional internet services such as balance inquiries and internal funds transfers. The Bank provides a courier and mobile banking concierge service throughout the Dallas MSA and offers its customers free usage of any automated teller machine in the world through its debit card. We are also in the early stages of implementing an on-line only option to open transaction, savings, and certificate deposits that will be marketed via the internet to attract consumer deposits.

As of December 31, 2021, the Bank had total deposits of approximately $451.5 million which includes $7.3 million of intercompany deposits of the parent company and other subsidiaries, for a net balance of $444.2 million. Time deposits of $250 thousand and over totaled $99.3 million as of December 31, 2021. The Bank had $40.0 million of brokered deposits through an Insured Cash Sweep One-Way Buy agreement as of December 31, 2021.

Borrowings. In addition to deposits, we utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”), borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), and long-term subordinated notes as supplementary funding sources to finance our operations. At December 31, 2021, the Company had no borrowings with the FHLB or the FRB under the lines of credit. At December 31, 2021, PPPLF borrowings under the PPPLF totaled $34.5 million, or 6.9% of total liabilities, and subordinated debt at T Bancshares, net of debt issuance costs, totaled $12.0 million, or 2.4% of total liabilities.

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

Trust Services. The Company provides trust services to individuals and defined contribution and benefit plans established by small businesses for their owners and employees. We have approximately 1,900 trust accounts in 48 states. The Bank has established common pooled funds to comingle our clients’ capital to invest in stocks, bonds, exchange-traded funds or other investments and thereby provide a smaller investor with broader diversification and access to professional investment advisors. The Bank has approximately $1.8 billion in market value of trust assets as of December 31, 2021.

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

Cain Watters has referred substantially all of the clients of the Bank’s Trust Division. Cain Watters specializes in providing financial planning, accounting, tax and advisory services to small businesses, principally dental practices. Cain Watters refers certain of its clients to the trust department to provide custodial and fiduciary services for their defined benefit and contribution plans and also their personal assets. Cain Watters is not obligated to make such referrals and refers its clients to other service providers that are competitive with the Bank. The Bank competes on the basis of service and investment performance. However, the Bank and Cain Watters are parties to an agreement which, among other provisions, obligates each party to preserve the other’s business relationship with their mutual clients. This agreement is effective through December 1, 2022, and automatically extends annually thereafter unless terminated by either party. The partners of Cain Watters own approximately 29.5% of the Company, and four partners of Cain Watters serve on the board of directors of the Company.

Third Party Administration. In January 2019, the Bank acquired substantially all of the assets and liabilities of The Nolan Company (“Nolan”), a TPA based in Overland Park, Kansas. Nolan operates as a department within the Bank doing business under the name of The Nolan Company. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe that offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Investment Advisory. Tectonic Advisors and Sanders Morris are registered investment advisors regulated by the SEC. They provide investment advisory and due diligence services to their respective clients for an asset-based or a performance-based fee.

Tectonic Advisors provides investment advice to the Bank’s Trust committee in the management of its $1.8 billion of common pooled funds under a long-term agreement that has been in effect since 2006, the current form of which expires in December 2022, with automatic one-year renewals thereafter subject to a 180-day advance termination notice requirement at each anniversary date. Pursuant to this agreement, Tectonic Advisors provides investment advice, asset allocation advice and third party manager research for the construction of portfolios. Tectonic Advisors provides advice on nine common pooled funds, which are combined in various manners to develop different portfolios for investors (ranging from a conservative allocation to an aggressive allocation). Tectonic Advisors works with the Bank’s trust department, and its trust committee, in the management of these common pooled funds and portfolios and meets with the trust department and trust committee on a quarterly basis.  In addition to services provided to the bank, Tectonic Advisors provides investment advisory research and due diligence services to Cain Watters under a continuing agreement.

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

Brokerage. Through Sanders Morris, we purchase and sell stocks and other securities for high net worth clients, often on a discretionary basis, in consideration for brokerage commissions based on trading activity. In addition, we provide institutional trading and other services to money managers, institutions, and individual accounts. We also provide clients with access to private investments that are sourced by us in consideration for a placement fee or commission. Finally, we provide margin loans offered through our clearing firm (Pershing LLC) and periodically serve as a member of an underwriting or selling group member in public offerings, which we offer to our clients.  As of December 31, 2021, Sanders Morris has approximately $2.5 million in net regulatory capital as defined by FINRA to support its broker-dealer activities.

Sanders Morris earns revenue by charging fees and trading commissions for managing the investment assets of clients. Fees and trading commissions are typically charged based on trading activity and/or portfolio size. In addition, we also generate substantial revenue from a traditional, commission-based structure where we earn commissions on client purchase and sale transactions. Sanders Morris also serves as a placement agent on a “best efforts” basis of private placements of equity and fixed income securities. Sanders Morris participates in syndicates of public offerings, typically as a selling group member. Sanders Morris can also participate in public offerings as an underwriter, which means that Sanders Morris takes principal risk on the placement of the securities but earns a higher fee.

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

Insurance. Through our insurance agency, HWG, we provide disability and life insurance as a broker. HWG is an insurance agency licensed under the Texas Department of Insurance. HWG generates its commissions through the sale of policies as a broker to clients and also receives renewal premiums from past policies sold (and which are renewing). HWG is currently generating most of its revenues from renewals, and continues to tailor its team to generate new business.

Competition

The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increases. The Bank competes in both lending and attracting funds with a wide range of financial institutions within our markets, including local, regional and national commercial banks, savings and loan associations, and credit unions. We also compete with consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset management and advisory firms, online and discount brokers, private trust companies, venture capital, private equity and hedge funds, asset-based nonbank lenders, government agencies, third-party payment processors, financial technology companies and certain other non-financial institutions, which may offer more favorable financing alternatives than the Bank. We believe that our principal competitive advantages include our regional focus and our long-standing relationships with our clients.

In addition, the investment services business (including brokerage, private placements, syndication, and other financial advice) is highly competitive. The principal competitive factors influencing our businesses are:

●	expertise and quality of the professional staff;
●	reputation in the marketplace;
●	existing client relationships;
●	performance of investment strategies or product offerings;
●	advertising and sales promotion efforts,
●	types, quality, and price of our products and services; and
●	the technology platform through which a customer accesses our products and services.

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

Human Capital Resources

We had approximately 168 employees as of December 31, 2021. We believe our employee relations to be good and we have no collective bargaining agreements with any employees.

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

The Company’s response to the COVID-19 pandemic was rooted in supporting its employees while focusing on the safety and security of employees, customers, and vendors. Beginning mid-March 2020, the majority of our employees worked remotely. The remainder of employees were in roles that required them to be on-site, or who opted to do so with proper safeguards. The Company instituted social distancing signage and reconfigured spaces, and implemented various policies to limit the risk of exposure within its locations.  In addition, personal protection equipment in the form of gloves, masks and hand sanitizer were routinely available to all of our employees.  We continue to evolve to meet our employees’ health, wellness, and work-life balance needs.

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

If a financial holding company ceases to meet the above requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. Restrictions imposed on a financial holding company’s activities by the Federal Reserve may not necessarily be made known to the public. If the financial holding company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the financial holding company’s depository institutions. Failure to satisfy the financial holding company requirements could also result in loss of financial holding company status. Tectonic Financial, Inc. made this election in 2019, and became a financial holding company.

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

Dividends, Distributions, Stock Redemptions and Repurchases. Dividends and distributions from our subsidiary companies are the Company’s principal source of cash revenues. The Company’s earnings and activities are affected by legislation, regulations, local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. Consistent with its policy that bank and financial holding companies should serve as a source of financial strength for their subsidiary banks, it is the policy of the Federal Reserve that bank holding companies should pay cash dividends on preferred and common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

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

National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the OCC. The supervision and regulation by the OCC is primarily intended to protect the interests of depositors of the Bank, not the Bank’s shareholders. The National Bank Act, among other things:

●	restricts investments and other activities of the Bank;
●	restricts the nature and amount of loans that the Bank may make and the interest that may be charged; and
●	requires the Bank to maintain reserves against deposits.

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

The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule. Under the FDIC's restoration plan, FDIC staff will update its projections for the DIF balance and DIF reserve ratio at least semiannually while the restoration plan is in effect. FDIC staff may in the future recommend assessment rate adjustments if deemed necessary.

In addition, if there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums.

Additionally, under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The Company receives most of its revenue from distributions from Tectonic Advisors and Sanders Morris. However, to the extent the Company desires to have dividends paid by the Bank, the Bank may be limited in its ability to pay dividends without prior regulatory approval. The Bank is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) the Bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Regulatory Capital Requirements. Under the Basel III capital regulations, the minimum capital level requirements are (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income, or AOCI, unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2021, the Bank exceeded all Basel III regulatory minimum capital requirements.

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

Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to use the CBLR framework, but may make such an election in the future.

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

●

“well capitalized” if it has a total capital ratio of 10.0% or greater, a Tier 1 capital ratio of 8.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 leverage ratio of 5.0% or greater and is not subject to a capital maintenance requirement;

●

“adequately capitalized” if it has a total capital ratio of 8.0% or greater, a Tier 1 capital ratio of 6.0% or greater, a CET1 capital ratio of 4.5% or greater and a Tier 1 leverage ratio of 4.0% or greater;

●	“undercapitalized” if it has a total capital ratio of less than 8.0%, a Tier 1 capital ratio of less than 6.0%, a CET1 capital ratio of less than 4.5% or a Tier 1 leverage ratio of less than 4.0%;
●

“significantly undercapitalized” if it has a total capital ratio of less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and

●	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

As of December 31, 2021, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending.” As of December 31, 2021, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the recently published policy statement.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and are subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2021, the Bank qualified as “well capitalized” for purposes of the brokered deposit restrictions.

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

In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. This rule has an effective date of April 1, 2022 and a compliance date of May 1, 2022.

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

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record of meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is also required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

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

On December 12, 2019, the OCC and the FDIC issued a joint proposal to revamp how the agencies will assess banks’ performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank’s current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank’s presumptive CRA rating. While the OCC adopted a final rule on May 20, 2020, published on June 5, 2020 (the “June 2020 CRA Rule”), that was generally consistent with the proposed rule, the FDIC did not join in the June 2020 CRA rule and indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing COVID-19 pandemic. Members of Congress and community groups expressed hostility to the June 2020 CRA rule, and raised the possibility of repealing it through legislative action. In light of this, the OCC issued a final rule on December 14, 2021 rescinding the June 2020 CRA rule and replaced it with a rule based on the CRA rules adopted jointly by the federal banking agencies in 1995. The Company and the Bank will continue to monitor these developments.

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

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978 and its amendment, the Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Regulatory Reform and Legislation. From time to time, various legislative and regulatory initiatives are introduced in Congress, as well as by regulatory agencies.  Most recently, regulatory relief packages were proposed in Congress and regulatory agencies issued  guidance in connection with the COVID-19 pandemic.  These initiatives and others may at times include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company or the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

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

Regulation BI and Form CRS Relationship Summary (“Form CRS”).  On June 5, 2019, the SEC adopted Regulation Best Interest (“Regulation BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS, which requires registered investment advisors (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Regulation BI, the SEC added new record-making and recordkeeping rules. The compliance date for Regulation BI and the related rules is June 30, 2020, and Sanders Morris and Tectonic Advisors met this requirement. Regulation BI imposes disclosure and policy and procedural obligations that could impact the compensation our wealth management business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA.

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

Government and Regulatory Response to the COVID-19 Pandemic

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

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. Section 4013 of the CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles (“GAAP”) related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Such suspension may be made if: (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national COVID-19 emergency termination date, (ii) the applicable loan was not more than 30 days past due as of December 31, 2019, and (iii) the suspension applies to adverse impact on the credit of a borrower that is related to COVID-19. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency termination date. Additionally, on March 22, 2020, certain banking regulators and other agencies issued a statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”), which encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Consistent with the Interagency Statement and to support our customers, we have deferred loan payments for certain consumer and commercial customers. As of December 31, 2021, there were 2 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $679,000.

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

Risks Related to the COVID-19 Pandemic:

●	We and our customers have been and may continue to be negatively and adversely impacted by COVID-19.
●	We are subject to increased credit risk as a result of the COVID-19 pandemic.

Risks Related to Our Business:

●

If we are unable to sell additional services and products to existing clients or attract new clients in a manner that is cost-effective and assures client success, we will not be able to grow our business.

●	Negative public opinion regarding us or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
●	We are subject to consolidated capital ratio requirements and therefore have to hold additional capital.
●	Liquidity risk, including our ability to maintain our deposit base or other funding sources, could adversely affect our ability to fund operations and hurt our financial condition.
●	We may not be able to maintain our deposit base or other funding sources.
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
●

We depend on key personnel, and may have difficulty identifying, attracting and retaining necessary personnel to execute our business strategy and successfully expand our operations. This risk includes the risk of retirement of key professionals in leadership roles, including loan officers, members of our SBA team, and financial advisors and brokers.

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
●

Changes in interest rates could affect our net interest margins and net interest income. The Federal Reserve has indicated that it is in a tightening cycle and raised interest rates 0.25% on March 16, 2022 and is projecting further interest rate increases throughout 2022, and perhaps into 2023.We could suffer material credit losses.

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

●

Our commercial finance clients, particularly with respect to the Bank’s Integra Division, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

●

Changes in interest rates could affect our net interest margins and net interest income. The Federal Reserve has indicated that it is in a tightening cycle and raised interest rates 0.25% on March 16, 2022 and is projecting further interest rate increases throughout 2022, and perhaps into 2023.We could suffer material credit losses.

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

●

Our commercial finance clients, particularly with respect to the Bank’s Integra Division, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

●	The fair value of our investment securities can fluctuate due to factors outside of our control.
●	Fee revenue will represent a significant portion of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients and market declines.
●	The business operations of Sanders Morris may face limitations due to net capital requirements.
●	The wealth management, trust and brokerage business is highly competitive. If we are not able to compete successfully against current and future competitors, our business, financial condition, and results of operations will be adversely affected.
●	Underperformance by our investments may reduce the profitability of our wealth management and advisory business.
●	Our wealth management and brokerage business is subject to reputational risk.
●	Standard investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients.
●	We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.
●	We face strong competition from other insurance agencies, which may adversely affect our operations and financial condition.
●	We may incur significant losses due to ineffective risk management processes and strategies.
●	If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed.
●	Our estimates and assumptions in the preparation of our financial statements may not be accurate.
●	We may elect or be compelled to seek additional capital, but that capital may not be available, or it may be dilutive.
●	The soundness of other financial institutions could adversely affect us.
●	We face intense competition from larger banks and financial institutions that could hurt our business.
●	We may have fewer resources than many of our competitors to invest in technological improvements.
●	A third party systems failure could significantly disrupt our business, result in regulatory action against us, or limit our growth.
●	Fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
●	Factoring products offered by the Bank’s Integra Division may expose us to an increased risk of fraud.
●	We rely on client and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.
●	Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.
●	The Company is subject to environmental risks associated with owning real estate or collateral.

Risks Related to Our Regulatory Environment:

●	We are subject to extensive government regulation and supervision, which could constrain our growth and profitability.
●	We are subject to stringent capital requirements that may limit our operations and potential growth.
●

Federal banking agencies periodically conduct examinations of our banking business, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

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
●

Subject to regulatory requirements and the terms of the Series B preferred stock, the Company may, and currently intends to, pay dividends on its common stock and any such payment reduces the capital of the Company available to the Series B preferred stock.

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

Risks Related to the COVID-19 Pandemic

We and our customers have been and may continue to be negatively and adversely impacted by the ongoing COVID-19 pandemic, which may have long-term impacts, including prolonged economic uncertainty, which could result in a decline in loan originations, declines in assets under management, loan defaults and corresponding losses and charges to capital.

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

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. We are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experience material disruption due to the COVID-19 pandemic, our borrowers have had, and may have again, difficulties in repaying their loans. Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy. Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We have been actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although loans on deferral related to the COVID-19 pandemic at December 31, 2021 were only $679,000, we cannot predict whether any such future loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operation.

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

Negative public opinion regarding us or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business. Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business. In addition, companies are facing increased scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG-related compliance costs could result in increases to our overall operational costs.

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

Liquidity risk, including our ability to maintain our deposit base or other funding sources, could adversely affect our ability to fund operations and hurt our financial condition.

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

Our future growth will largely depend on our ability to maintain and grow our deposit base and our ability to retain our trust clients, who provide deposits. We may not be able to grow and maintain our deposit base. As of December 31, 2021, the Bank had a loan to deposit ratio, excluding PPP loans, of 87.3%. In the current environment of low interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. In addition, as interest rates rise, competition for deposits may increase, which could result in clients moving money out of the Bank.

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

We use certain non-core, wholesale funding sources, including the FHLB advances and deposit listing services. As of December 31, 2021, our use of such wholesale funding sources, excluding the PPPLF, amounted to approximately $150 million, or 33.2% of total funding, excluding the PPPLF. Although we intend to increase our efforts to reduce our reliance on wholesale funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. We further expect to increase our core funding as we develop the capacity for consumers to open on-line digital accounts. The rates on these digital accounts can be highly competitive and may increase our cost of funds, which could have a material adverse effect on our net interest income margins. Listing service deposit rates are very market sensitive. At times, the cost of these funds can exceed the cost of core deposits in our market area as well as digital deposits, which could have a material adverse effect on our net interest income margins. Wholesale funding is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity targets. Our maximum borrowing capacity from the FHLB is based on the amount of commercial loans and securities we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. Additionally, we are required to establish limits on certain types of deposits including brokered deposits and listing service deposits, as well as total wholesale funding sources. If we reach these limits, future asset growth may be reduced or halted. If we are unable to access any of these types of funding sources or if our costs related to them increase, our liquidity and ability to support demand for loans could be materially adversely affected. If we were not able to replace such wholesale funding, we may have to liquidate loans, which may be at losses that would have a material adverse effect on our capital, our business and your investment in the Company.

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

Cain Watters provides advisory services to approximately 2,000 dental practices across the United States and plays a meaningful role in referring trust, TPA, participant directed 401k plans and lending business to the Bank. In addition, Tectonic Advisors generates a substantial portion of its revenues and profits under a long-term contract to provide advisory and due diligence services to assist in the management of assets of clients of Cain Watters. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company.

Historically, the partners of Cain Watters had most of the client relationships.  Thus, most of the referrals to the Bank and Tectonic Advisors have historically been through the partners of Cain Watters, each of whom has a relatively long relationship with the Bank and Tectonic Advisors and also is a shareholder of the Company. However, Cain Watters has experienced significant growth over the past few years and has expanded its client service and planning teams to accommodate this growth.  The leaders of these teams, called planners, are younger, have significant influence over clients’ decisions regarding service providers and are more technologically focused and, given this, may refer their clients to other providers at rates greater than historical averages, which would have (over time) a material adverse effect on the Bank and the Company.

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

We depend on key personnel, and may have difficulty identifying, attracting and retaining necessary personnel, to execute our business strategy and successfully expand our operations. This risk includes the risk of retirement of key professionals in leadership roles, including loan officers, members of our SBA team, and financial advisors and brokers.

We are reliant on key members of our senior management team, business development officers within the Bank (who are critical to generating loan growth) and financial advisors and brokers (who are critical to driving asset growth at Tectonic Advisors and Sanders Morris). Personnel changes will occur from time to time, and we cannot predict whether significant resignations and retirements will occur or whether we will be able to recruit additional qualified personnel.  With the exception of certain members of senior management, none of our professionals are subject to employment agreements and are free to leave at any time.    Further, certain of our executive officers, financial advisors and brokers and SBA loan production officers are either financially secure or, in some cases, beyond retirement age for many Americans, and do not have to work. Thus, these individuals are more susceptible to retirement. Departures, particularly of key employees in leadership or client development roles, may cause client defections due to close relationships between clients and such professionals. While we have succession plans in place, the loss of any key employee may have a material adverse effect on our business and prospects.  If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer materially in the future.

The employment market has become increasingly competitive; We may have difficulty attracting and retaining skilled personnel.

The employment market has become increasingly competitive over the past twelve to eighteen months. We derive a substantial portion of our revenue from the efforts of our professional team, including loan officers, members of our SBA team, and financial advisors and brokers. Therefore, our future success depends, in large part, on our ability to attract, recruit, and retain qualified financial services professionals. Competition for the best people in many activities engaged in by us is intense including with respect to compensation and emerging workplace practices, accommodations, and remote work options, and we may not be able to replace personnel promptly at acceptable compensation levels or at all, and may have difficulty retaining them. These circumstances have led to escalating compensation packages in the industry. Up-front payments, increased payouts, and guaranteed contracts have made recruiting and retaining these professionals more expensive and more difficult and can lead to departures by current professionals. The unexpected loss of personnel could impact our ability to serve our clients timely, and could also negatively impact our internal operations, including regulatory compliance. A lack of skilled, seasoned personnel with knowledge of our business and our market could reduce the performance of certain areas of our business, increase our error rate in key areas, affect our ability to grow our business, and lead to a lack of talented professionals ready to advance into leadership roles in the longer term. Due to these potential effects, the tightening employment market could have a material adverse impact on our business, financial condition and results of operations.

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

In recent years, there has been a gradual improvement in the U.S. economy and the economies of the states in which we operate, as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties continue regarding the potential for a renegotiation of international trade agreements and the effect of the legislation enacted by the recent presidential administration, and the impact such actions and the policies of the administration of President Joseph Biden may have on economic and market conditions. In addition, COVID-19 and concerns regarding the extent to which it may continue to spread, including the currently discovered and potential future variants of COVID-19, have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as the current conflict in Ukraine and COVID-19 or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

In addition, the inflationary outlook in the United States remains uncertain. The consumer price index increased 7 percent year-over-year in December 2021. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2021, our loan portfolio included $67.3 million of loans to the dental industry, representing approximately 15.7% of our total funded loans, and 17.1% of our total funded loans net of the SBA PPP loans of $34.1 million. These loans include practice acquisition loans, dental equipment loans, and dental facility loans. We had no charge-offs during 2021 and 2020 in our dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Our factoring services through the Bank’s Integra factoring division are concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our factoring business; factoring invoice levels are at historical highs.

Factoring for small-sized trucking businesses constituted approximately 95% of our total factoring portfolio as of December 31, 2021, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

We face specific risks associated with retention of unguaranteed portions of SBA loans.

The Bank has historically sold a considerable portion of the guaranteed portion of its SBA loans within a short period of time of originating such loans. Upon sale, the Bank retains the unguaranteed portion of such loans. As of December 31, 2021, the unguaranteed portion of our SBA loans totaled $49.7 million, representing 11.6% of our total loan portfolio (12.6% excluding PPP loans). Given that the SBA requires that the Bank only make loans to borrowers that do not have access to conventional bank financing, the unguaranteed portion of these loans carry greater risk than traditional loans. As the Bank’s loan portfolio of the unguaranteed portion of SBA loans grows, its risk of loss due to defaults also grows. The Bank has a reserve for such unguaranteed portion of SBA loans. To the extent that this reserve is not adequate to cover losses, the Bank will suffer losses to its capital base and such losses could be material.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

We offer traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2021, the Bank had approximately $1.8 billion in trust assets. The level of assets under management is significantly impacted by the market value of the assets. To date, virtually all of the growth in our assets under management relates to one registered investment advisor, Cain Watters, who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Related to this, the Bank and Cain Watters are parties to an agreement which includes a provision obligating each party to preserve the other’s business relationship with their mutual clients, which is set to expire on December 1, 2022. Unless this agreement is renewed, Cain Watters will have the right to encourage its clients to move to another provider.  In such an event, the trust platform could possibly lose a significant portion of its assets, which could have a material adverse effect on the earnings of the Bank. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Changes in interest rates could affect our net interest margins and net interest income; The Federal Reserve has indicated that it is in a tightening cycle and raised interest rates 0.25% on March 16, 2022, projecting further interest rate increases throughout 2022, and perhaps into 2023; negative and adverse impact of a recession.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. As interest rates change, net interest income is affected.

Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Sustained low levels of market interest rates, as we have experienced during the past nine years, would continue to place downward pressure on our net interest margins and, therefore, on our earnings. Conversely, increases in interest rates, though they could increase our interest margins absent a commensurate rise in our cost of funds, also have the potential to affect borrowers’ ability to repay, particularly for the small and medium sized businesses to which we lend. This effect could be exacerbated by an inflationary environment. The Federal Reserve has indicated that it is in a tightening cycle and raised interest rates 0.25% on March 16, 2022, projecting further interest rate increases throughout 2022, and perhaps into 2023. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth and may encourage current borrowers to repay loans early. These factors would have a negative impact on our financial condition and results of operations.

Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. Conversely, in an environment of decreasing interest rates, loan originations may also decline, and our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations. Also, changes in interest rates might impact the values of equity and debt securities under management and administration, which may have a negative impact on fee income.

Further, rising short-term interest rates are likely to result in declines in both fixed income (bond) and stock prices. Declining fixed income and stock prices will result in a decline in the value and potentially the volume of both trust assets on which the Bank provides fiduciary services and the assets under management at Tectonic Advisors and Sanders Morris, as well as declining capital markets, private placement and brokerage activities of Sanders Morris – as does an economic recession. This will have an adverse impact on the revenues and earnings of the Company. An economic recession will also result in higher losses on the Bank’s loan portfolio and its factored receivables portfolio and decreased economic activity, both of which negatively impact Bank earnings and capital. Thus, an economic recession negatively impacts almost every aspect of the Company’s business and will have a negative and adverse effect on the earnings, capital and financial position of the Company.

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

As of December 31, 2021, our nonperforming loans (which consist of non-accrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms) totaled $3.7 million. We had $1.1 million of other real estate owned at December 31, 2021. However, our nonperforming assets may continue to remain at low levels or we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value and estimate disposition costs, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. Further, since many of our loans are located outside of our primary market area, collecting delinquent loans would be more difficult for our staff relative to our competitors. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as returns on assets and equity.

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

Our per client lending limit at December 31, 2021 was approximately $10.1 million. Accordingly, the size of loans which we can offer to potential clients is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining clients seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (“CRE 1 Concentration”); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”), and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2021, our CRE 1 Concentration level was 24.7% and our CRE 2 Concentration level was 131.8%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

Our business development and marketing strategies primarily serve the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns and/or increases in interest rates and inflationary pressure, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact Texas or the specific markets in which we operate and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

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

As of December 31, 2021, the fair value of our investment securities portfolio was $39.4 million. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the FHLB, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto, or Other Securities. Other Securities include, among other things, securities issued pursuant to Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) programs. These programs are created by state and local municipalities to finance energy efficiency upgrades or renewable energy installations for residential, commercial and industrial property owners. Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

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

As a result of the merger, a significant portion of our revenue is the result of fee-based services related to investment advisory, trust services, insurance and brokerage activities. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2021, consolidated non-interest income represented approximately 58.8% of our consolidated gross revenue (which is net interest income plus non-interest income). The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, market declines (which reduce asset values), the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

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

We face intense competition from larger banks,  financial institutions and financial technology (FinTech) companies that could hurt our business.

We conduct our business operations in markets where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, financial technology companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. Larger banks and many of those other financial service organizations have greater financial, technology and marketing resources than we do that enable them to conduct extensive advertising campaigns, promote ease of use through technology and/or shift resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger clients and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and investment management clients. In addition, we face increased competition from financial technology firms that offer their solutions online and/or through the use of mobile phone apps and other technological means, which are increasingly preferred by younger consumers of financial services. If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margins, net interest income and investment management fees could decline, which could materially adversely affect our business, results of operations and prospects, and could cause us to incur losses in the future.

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

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing,” account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

●	obtain unauthorized access to confidential information belonging to us or our clients;

●	manipulate or destroy data;

●	disrupt, sabotage or degrade service on a financial institution’s systems; or

●	steal money.

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

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur due to the following, among other reasons:

●	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
●

these threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;;

●	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;

●

the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

●

the vulnerability of systems to third parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, clients, third-party service providers or other users of our systems; and

●

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

Factoring products offered by the Bank’s Integra factoring division may expose us to an increased risk of fraud.

We rely on the structural features embedded in the factoring products offered by the Bank’s Integra factoring division to mitigate the credit risk associated with such products. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such factoring products. Although we believe we have controls in place to monitor and detect fraud with respect to our factoring products, there is no guarantee such controls will be effective. Losses from such fraudulent activity could have a material impact on our business, financial condition and results of operations.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

We are subject to various regulatory capital requirements on a consolidated basis, and at both the Bank and Sanders Morris separately. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations. The failure to meet the established capital requirements under the prompt corrective action framework could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating the Bank’s FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. In addition, an inability to meet the capital requirements under the Basel III regulatory capital reforms, would prevent us from being able to pay certain discretionary bonuses to our executive officers and dividends to our shareholders.

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

Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect the factoring business conducted by the Bank’s Integra factoring division.

Our primary transportation factoring clients are small-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses or reduce the ability to generate revenue associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability (“CSA”) initiative, maximum hours of service limitations imposed by the FMCSA, electronic log requirements, and regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by carriers of any commodity transported that is regulated by the FDA. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on the factoring activity conducted by the Bank’s Integra factoring division or result in a decrease in the overall amount of factoring activity conducted by the Bank’s Integra factoring division and could have an adverse effect on our business, financial condition and results of operations.

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

The SEC, FINRA, and state securities commissions may conduct administrative proceedings that can result in:

●	censure, fines, or civil penalties;

●	issuance of cease-and-desist orders;

●	deregistration, suspension, or expulsion of a broker-dealer or investment advisor;

●	suspension or disqualification of the broker-dealer’s officers or employees;

●	prohibition against engaging in certain lines of business; and

●	other adverse consequences.

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

As of December 31, 2021, our total liabilities were approximately $500.2 million, and we may incur additional indebtedness in the future to increase our capital resources or fund strategic acquisitions or other business efforts. Additionally, if our capital ratios or the capital ratios of the Bank fall below minimum ratios required by the Federal Reserve, we or the Bank could be required to raise additional capital by making additional offerings of debt securities, including senior or subordinated notes, or other applicable securities that could rank senior to the Series B preferred stock. The Series B preferred stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights referred to below. In addition, dividends on the Series B preferred stock are payable only when, as, and if declared by our board of directors out of assets legally available therefor. In the event of our liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid. Accordingly, our existing and future indebtedness may restrict the payment of dividends on the Series B preferred stock. Further, if we are unable to or do not pay dividends on the Series B preferred stock, the market price of the Series B preferred stock may decline.

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

Payment of dividends by the Company on its common stock, corporate spin-offs or other corporate actions may diminish the amount of capital and/or earning power of the Company to pay dividends on, or redeem, its Series B preferred stock.

Subject to regulatory requirements and the terms of the Series B preferred stock, the Company may: (a) and currently intends to, pay dividends on its common stock and any such payment reduces the capital of the Company available to the Series B preferred stock and (b) undertake certain corporate actions, including, without limitation, spinning off subsidiaries and/or businesses to its stockholders, selling businesses to third parties, (c) making acquisitions using capital from the Company and (d) borrowing and/or investing its capital to make acquisitions and/or for other purposes (hiring key personnel, etc.). In each of these cases, the holders of the Series B preferred stock may not have the ability to block certain of such actions and, in such case, the capital base and/or earnings of the Company may be negatively impacted. In such case, the ability of the Company to pay dividends on and/or redeem the Series B preferred stock may be negatively impacted.

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

In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

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

The Series B preferred stock is perpetual. Although we intend to continue to pay dividends on the Series B preferred stock, dividends on the Series B preferred stock will not be cumulative or mandatory. Holders of the Series B preferred stock are entitled to receive, only when, as, and if declared by our board of directors, out of assets legally available under applicable law for payment, non-cumulative cash dividends. While the initial dividend rate on the Series B preferred stock is fixed, when, as and if declared by the board of directors, the dividend rate will be equal to three-month LIBOR plus a spread of 672.0 basis points per annum for each quarterly dividend period beginning May 15, 2024—after the date when LIBOR will be discontinued. Holders of the Series B preferred stock should be aware that, when LIBOR is discontinued or otherwise unavailable, the dividend rate on the Series B preferred stock will be determined for the relevant period by the fallback provisions applicable to such stock.

As described in the certificate of designation to the Series B preferred stock attached to this Form 10-K, because three-month LIBOR will be discontinued or otherwise unavailable, then under the terms of the Series B preferred stock, we will appoint a calculation agent and will instruct the calculation agent to use a substitute or successor base rate that we have determined in our sole discretion is most comparable to three-month LIBOR, provided that if we determine there is an industry-accepted successor base rate, we will instruct the calculation agent to use that substitute or successor base rate. In such instances, we will instruct the calculation agent on what business day convention to use, the definition of business day, the dividend determination date to be used and any other relevant methodology for calculating such substitute or successor base rate, including any adjustment factor needed to make such substitute or successor base rate comparable to the LIBOR base rate, in a manner that is consistent with industry-accepted practices for such substitute or successor base rate, with respect to the calculation of dividends on the Series B preferred stock during the floating rate period. It is currently anticipated that the successor rate to be used by the calculation agent during the floating rate period will be SOFR.

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

Any of the foregoing determinations or actions by the calculation agent could result in adverse consequences to the applicable dividend rate on the Series B preferred stock during the floating rate period, which could have a material adverse effect on the return on, value of and market price for the Series B preferred stock. The calculation agent has not been appointed, and we will appoint a calculation agent prior to the commencement of the floating rate period. We may appoint ourselves or another affiliate of ours as calculation agent. Further, there is no assurance that the characteristics of any successor rate will be similar to LIBOR, or that any successor rate will produce the economic equivalent of LIBOR.

Potential conflicts of interest in connection with replacing LIBOR.

During the floating rate period, the calculation agent will make certain determinations in its own discretion, as described above and in the terms of the Series B preferred stock, in connection with choosing and implementing a replacement dividend rate. These determinations do not require the consent of the holders and, once made, may negatively affect the value of the Series B preferred stock and will be conclusive and binding on the holders of the Series B preferred stock.

Dividends on the Series B preferred stock will vary beginning on May 15, 2024 and any dividends declared may be less than the initial fixed annual rate in effect prior to May 15, 2024.

As described in further detail in the description of the Series B preferred stock attached to this Form 10-K, the annual dividend rate on the Series B preferred stock commencing on May 15, 2024 will equal three-month LIBOR or its replacement, plus a spread of 672.0 basis points per annum. Notwithstanding the foregoing, in the event that three-month LIBOR or its replacement is less than zero, three-month LIBOR shall be deemed to be zero. Therefore, any dividends declared on or after May 15, 2024 may vary from period to period and could be more or less than the fixed rate for the initial period. We have no control over a number of factors that may affect market interest rates, including geopolitical conditions and economic, financial, political, regulatory, judicial or other events that affect the markets generally and that are important in determining the existence, magnitude and longevity of market rate risk.

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

The market price of the Series B preferred stock may become highly volatile. There are many factors that may affect the market price and trading volume of the Series B preferred stock, including, without limitation:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

●	changes in economic or business conditions;

●	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

●	recommendations by securities analysts;

●	operating and stock price performance of companies that investors deemed comparable to us;

●	additional or anticipated sales of the Series B preferred stock or other securities by us or our existing shareholders;

●	additions or departures of key personnel;

●	perceptions in the marketplace regarding our competitors or us;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

●	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.

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

As of March 29, 2022, our directors, executive officers and affiliates (including partners of Cain Watters) beneficially owned an aggregate of 5,092,229 shares, or approximately 72.11% of our outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

We are a “controlled company” under NASDAQ’s corporate governance listing standards, meaning that more than 50% of the voting power for the election of our board of directors is held by a single person, entity or group. As a controlled company, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements:

●	that a majority of our board of directors consists of “independent directors,” as defined under NASDAQ rules;

●

that director nominations are selected, or recommended for the board of directors’ selection, by either (i) the independent directors constituting a majority of the board of directors’ independent directors in a vote in which only independent directors participate, or (ii) a nominating and corporate governance committee that is composed entirely of independent directors; and

●

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

●

subject to the rights of the holders of the Series B preferred stock, empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;

●	eliminate cumulative voting in elections of directors;

●	subject to certain exceptions, permit our board of directors to alter, amend or repeal our amended and restated bylaws or to adopt new bylaws;

●

require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and

●

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

We also lease space at: (a) 600 Travis, Houston, Texas 77002, comprising 14,402 square feet (expires in October 2022) for offices of Sanders Morris, Tectonic Advisors and HWG, (b) 6900 Dallas Parkway, Plano, Texas 75024, comprising 2,646 square feet (expires in December 2022) for offices of Tectonic Advisors and HWG, (c) 5950 Sherry Lane, Suite 470, Dallas, Texas 75225, comprising 2,508 square feet, which lease expires in February 2024 for offices of Sanders Morris’s Dallas branch, (d) 8900 Indian Creek Parkway, Overland Park, Kansas 66210, comprising 4,947 square feet, which lease expires in May 2027 for offices of the Bank’s Nolan division, and (e) 6300 Ridglea Place, Fort Worth, Texas 76116, comprising 4,139 square feet, which lease expires in January 2027 for offices of the Bank’s Integra factoring division. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

Item 3.	Legal Proceedings.

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business’s financial condition or results of operations of the Company on a consolidated basis. However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Our Series B preferred stock is quoted on the NASDAQ Global Market under the symbol “TECTP”.

Holders of Record

As of March 29, 2022, we had 98 holders of record of our common stock.

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

It is the policy of our Board of Directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. During the year ended 2021, our Board of Directors authorized payment of certain quarterly dividends on our common stock, which is not registered with the SEC, and does not trade publicly. As a financial holding company, our ability to pay cash dividends is dependent upon the ability of our bank and non-bank subsidiaries to pay cash dividends. Future dividends will depend on our consolidated earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our Board of Directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under Item 1 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2021, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	440,000	$5.37	310,000

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Company Overview

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, factoring, third-party administration, qualified plan recordkeeping and insurance services to individuals, small businesses and institutions across the United States.

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“T Bancshares”) which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for the Bank, (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with FINRA, and registered investment advisor with the SEC, (iii) Tectonic Advisors, LLC (“Tectonic Advisors”) a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions and investment advisors, as well as for their clients, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain Watters & Associates L.L.C. (“Cain Watters”). The Bank also offers lending services, including commercial loans to small-to medium-sized businesses and professional concerns, as well as consumers, The Nolan Company (“Nolan”), operating from its office in Overland Park, Kansas as a division within the Bank, offers third party administration (“TPA”) services, and Integra Funding Solutions, LLC (“Integra”), operating from its Fort Worth, Texas office as a division within the Bank, offers factoring services.

The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also provides focused services to the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

Sanders Morris provides brokerage, advisory, and wealth management services to high and ultra-high net worth individuals in a broad geographic area that includes Texas, with a concentration of clients in the Houston, Texas metroplex area, as well as clients across the United States. Tectonic Advisors provides advisory and wealth management services primarily to affiliated institutions and their clients, including the Bank, Cain Watters, and their clients, under long-standing advisory and due diligence agreements.

We have three operating segments: Banking, Other Financial Services and HoldCo. Our banking operating segment encompasses both commercial and consumer banking services, as well as factoring services. Our Other Financial Services segment includes the activities of Tectonic Advisors, Sanders Morris, the Bank’s Trust Division, which includes Nolan, and HWG. Our HoldCo operating segment includes the Bank’s immediate parent, T Bancshares, and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. See the section entitled Segment Reporting, below, for more information.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, T Bancshares, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. All intercompany transactions and balances are eliminated in consolidation.

Recent Developments Related to the COVID-19 Pandemic

The Company has been, and may continue to be, impacted by the ongoing outbreak of the COVID-19 pandemic. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have included shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Throughout 2021, the spread of the Delta and Omicron variants of COVID-19 resulted in increased infection rates, fueling fears of a virus resurgence. As a result, significant uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. We continue to evaluate protocols and processes in place to execute our business continuity plans and help promote the health and safety of our employees and customers, including restricting employee travel, encouraging employees to work from home where possible, continuing drive-thru only service at our bank location with specific needs facilitated by appointment, and implementing social distancing guidelines within our offices. Many of these measures remain in place due to the continued prevalence of the virus.

While all industries could experience adverse effects related to the COVID-19 pandemic, our loan portfolio includes customers in industries such as dental, travel, hotel, leisure, retail, convenience store, restaurant and entertainment, which industries have all been adversely impacted by the COVID-19 pandemic. While the Company has not experienced any material losses related to such industries in the portfolio, management recognizes that these industries may take longer to recover and continues to monitor these customers closely. The commercial credit area continues to communicate regularly with the borrowers and monitors their activity closely. This information is used to analyze the performance of these loans and to anticipate any potential issues that these loans may develop so that risk ratings may be appropriately adjusted in a timely manner. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Actions were taken by the federal government, the President, and the Federal Reserve to mitigate the economic effects of COVID-19. On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the PPP, a program administered by the SBA, designed to aid small- and medium-sized businesses, sole proprietors and other self-employed persons for payroll and certain other permitted expenses, through federally guaranteed loans distributed through banks. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act (“Coronavirus Relief Act”) was signed into law and extended the authority of lenders to make PPP loans through March 31, 2021. The PPP application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. As an SBA Preferred Lender, we originated 922 PPP loans totaling $98.3 million during 2020 and 694 PPP loans totaling $66.2 million during 2021, to both existing and new customers. As of December 31, 2021, the Bank had outstanding PPP loans totaling $34.1 million in its loan portfolio.

As a result of the COVID-19 pandemic, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers by deferring loan payments. For borrowers requiring a longer-term modification following the short-term loan modification program, we worked with eligible borrowers to modify such loans under Section 4013 of the CARES Act. As of December 31, 2021, there were two loans in the COVID-19 related deferment with an aggregate balance of approximately $679,000, down from 11 loans with an aggregate balance of approximately $4.3 million as of December 31, 2020.

We believe our response to the pandemic has allowed and continues to allow us to appropriately support our associates and clients and their communities. Despite the overall improvements in the economic and public health outlooks in the United States during 2021, the financial markets remain reactionary, in part due to the lingering effects of the pandemic, and the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter. The result of this is continuing uncertainty about the future impact of the pandemic on our business, results of operations and financial condition.

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

Integra Acquisition

On July 1, 2021, we, through our wholly-owned subsidiary T Bancshares, acquired Integra through the merger of Integra with and into T Bancshares, with T Bancshares surviving the merger. Integra’s activity is reported within our Banking segment. Integra is a factoring company that provides financing to smaller transportation companies across the United States principally by purchasing their accounts receivable at a discount and then collecting such receivables at face value. We believe that the addition of this small business lending vertical will provide the Bank with additional breadth in its lending platform and enable the Bank to continue to prudently grow its balance sheet and generate relatively attractive returns on its assets.

Pursuant to the terms of and subject to the conditions set forth in the Agreement and Plan of Merger by and between the Company and Integra (the “Merger Agreement”), the transaction provided for the payment to the members of Integra of (a) an amount of cash equal to (i) approximately $2.5 million, subject to certain adjustments described in the Merger Agreement which totaled $726,721, and (b) 453,203 shares of the Company’s common stock. In addition, the Company incurred $115,726 related to the acquisition of Integra, which is reported in non-interest expense on our consolidated statements of income.

Performance Summary

Net income available to common shareholders totaled $15.5 million, or $2.21 per diluted common share for the year ended December 31, 2021, compared to $9.4 million, or $1.42 per diluted common share for the year ended December 31, 2020, an increase of $6.1 million or 64.9%. The increase in net income available to common shareholders for the year ended December 31, 2021 was the result of a $10.1 million increase in net interest income and a $2.9 million increase in non-interest income, offset by a $4.6 million increase in non-interest expense, a $505,000 increase in the provision for loan losses and a $1.8 million increase in income tax expense.

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

For the year ended December 31, 2021, annual return on average assets was 3.06%, compared to 2.31% for the prior year, and annual return on average tangible common equity was 45.68%, compared to 37.68% for the prior year. The higher returns on average assets and average tangible common equity for the year ended December 31, 2021 was due to increases in income, primarily from increases in net interest income related to acquisition of factored receivables, increases in SBA loans, including PPP loans, and non-interest income, partially offset by increases in non-interest expense.

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(In thousands, except percentages)	As of and for the Year Ended December 31, 2021	As of and for the Year Ended December 31, 2020
Income available to common shareholders	$15,482	$9,373

Average shareholders’ equity	$68,156	$53,938
Less: average goodwill	16,129	10,729
Less: average core deposit intangible	885	1,086
Less: average preferred stock	17,250	17,250
Average tangible common equity	$33,892	$24,873
Return on average tangible common equity	45.68%	37.68%

Total assets grew by $71.6 million, or 13.9%, to $585.0 million as of December 31, 2021, from $513.4 million as of December 31, 2020. This increase primarily included the addition of $38.7 million of factored receivables and $10.7 million for goodwill, both resulting from the acquisition of Integra on July 1, 2021, along with increases of $27.2 million for non-PPP SBA loans, $8.1 million for non-SBA loans, $18.9 million for loans held for sale, $13.9 million for investments, and $1.0 million for other real estate owned. The increases were partly offset by decreases of $48.4 million for PPP loans.

Shareholders’ equity increased $24.8 million, or 41.3%, to $84.8 million as of December 31, 2021, from $60.0 million as of December 31, 2020. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. The Federal Reserve lowered the target range for federal funds two times in 2020, and none during 2021. During 2020, the effective federal funds rate decreased 150 basis points during March 2020 (50 basis points on March 3, 2020 and 100 basis points on March 15, 2020) to zero to 0.25%, where it remained through December 31, 2021.

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

	2021 vs 2020
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(43)	$(10)	$(53)
Securities	(134)	250	116
Loans, net of unearned discount (1)	3,840	4,603	8,443
Total earning assets	3,663	4,843	8,506

Savings and interest-bearing demand	(6)	10	4
Money market deposit accounts	(154)	81	(73)
Time deposits	(1,532)	(140)	(1,672)
FHLB and other borrowings	(10)	109	99
Subordinated notes	-	-	-
Total interest-bearing liabilities	(1,702)	60	(1,642)

Changes in net interest income	$5,365	$4,783	$10,148

(1)	Include non-accrual loans.

Net interest income increased $10.1 million, or 65.0% to $25.8 million for year ended December 31, 2021. Net interest margin for the year ended December 31, 2021 and 2020 was 4.96% and 3.50%, respectively, an increase of 146 basis points. The increase in net interest income and margin was primarily due to the increase in interest-earning assets attributable to the factored receivables acquired in the Integra acquisition, and the timing of recognition of PPP-related SBA fees. Other changes included a decrease in average rates paid on interest-bearing deposits and decrease in average volume of interest-bearing deposits which were replaced by non-interest-bearing deposits and Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings.

The average volume of interest-earning assets increased $72.8 million, or 16.3%, from $446.4 million for the year ended December 31, 2020 to $519.2 million for the year ended December 31, 2021. The average volume of loans increased $72.2 million, or 19.2%, from $376.1 million for the year ended December 31, 2020 to $448.3 million for the year ended December 31, 2021. The increase in the average volume of loans included increases of $41.4 million for organic loan growth, $12.6 million increase of PPP loans, and also the acquired portfolio at July 1, 2021 of $18.3 million for factored receivables purchased. The average yield for loans increased 103 basis points from 5.30% for the year ended December 31, 2020 to 6.33% for the year ended December 31, 2021. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $98.3 million of PPP loans, all during the second quarter of 2020. As of December 31, 2021, the entire amount of PPP loans originated in 2020 have been forgiven by the SBA and were paid off or repaid by the borrower. During the year ended December 31, 2021, we funded an additional $66.2 million of PPP loans, of which $32.1 million have been forgiven by the SBA and were paid off or repaid by the borrower. Total outstanding PPP loans were $34.1 million as of December 31, 2021. During the year ended December 31, 2021, we recognized $4.8 million in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was an increase of $3.0 million from the same period in the prior year. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 7.3% during the year ended December 31, 2021. During the year ended December 31, 2021, we recognized $4.7 million of interest income related to the factored receivables purchased, with an average yield of 25.5%. Of this amount, $492,000 was related to the discount applicable to the fair value of the factored receivables purchased. Without this discount, the average yield was 22.8%.

The average volume of interest-bearing liabilities increased $42.0 million, or 11.6%, from $362.1 million for the year ended December 31, 2020 to $404.1 million for the year ended December 31, 2021. The average volume of interest-bearing deposits increased $12.4 million, or 4.0%, from $306.7 million for the year ended December 31, 2020 to $319.1 million for the year ended December 31, 2021, and the average interest rate paid on interest-bearing deposits decreased 60 basis points from 1.38% for the year ended December 31, 2020 to 0.78% for the year ended December 31, 2021. The average volume of non-interest bearing deposits increased $25.1 million, or 49.0%, from $51.2 million for the year ended December 31, 2020 to $76.3 million for the year ended December 31, 2021. The average cost of deposits during the year ended December 31, 2021 was impacted by decreases in interest rates paid on money market and time deposits as a result of the aforementioned decrease in market interest rates. The average volume of FHLB and other borrowings increased $29.6 million, or 68.2%, from $43.4 million for the year ended December 31, 2020 to $73.0 million for the year ended December 31, 2021, consisting mostly of funding from the PPPLF, at an interest rate of 0.35%, used to fund the PPP loans. The average cost of FHLB and other borrowings decreased 2 basis points from 0.39% for the year ended December 31, 2020 to 0.37% for the year ended December 31, 2021.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021			2020
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$38,634	$50	0.13%	$46,395	$103	0.22%
Securities	32,292	955	2.96	23,868	839	3.52
Loans, net of unearned discount (1)	448,284	28,379	6.33	376,088	19,936	5.30
Total earning assets	519,210	29,384	5.66	446,351	20,878	4.68
Cash and other assets	41,652			29,395
Allowance for loan losses	(3,344)			(2,285)
Total assets	$557,518			$473,461
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$13,907	35	0.25%	$9,977	31	0.31%
Money market deposit accounts	118,577	432	0.36	96,582	505	0.52
Time deposits	186,647	2,015	1.08	200,159	3,687	1.84
Total interest-bearing deposits	319,131	2,482	0.78	306,718	4,223	1.38
FHLB and other borrowings	73,015	270	0.37	43,411	171	0.39
Subordinated notes	12,000	875	7.29	12,000	875	7.29
Total interest-bearing liabilities	404,146	3,627	0.90	362,129	5,269	1.46
Non-interest-bearing deposits	76,328			51,168
Other liabilities	8,888			6,226
Total liabilities	489,362			419,523
Shareholders’ equity	68,156			53,938
Total liabilities and shareholders’ equity	$557,518			$473,461

Net interest income		$25,757			$15,609
Net interest spread			4,76%			3.22%
Net interest margin			4.96%			3.50%

(1) Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the years ended December 31, 2021 and 2020, the provision for loan losses totaled $2.2 million and $1.7 million, respectively. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Trust income	$6,252	$5,118
Gain on sale of loans	101	722
Advisory income	13,472	14,054
Brokerage income	9,644	7,676
Service fees and other income	6,790	5,832
Rental income	365	319
Total	$36,624	$33,721

Total non-interest income for the year ended December 31, 2021 increased $2.9 million, or 8.6%, as compared to the year ended December 31, 2020. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the year ended December 31, 2021 increased $1.1 million, or 22.2%, compared to the year ended December 31, 2020. The fee income increased between the two years due to an increase in the average market value of the trust assets over the year ended December 31, 2020, due to both asset inflows and increases in asset values.

Gain on sale of loans. Gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. Gain on sale of loans decreased $621,000, or 86.0%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. A strategic decision on the part of management was made during 2017 to retain more of the guaranteed portion of SBA 7(a) and USDA loans originated to increase interest income over time. We have followed this strategy, and the guaranteed portion of fewer SBA and USDA loans were sold after such date, though we will likely continue to sell the guaranteed portion of certain loans from time to time. During the year ended December 31, 2020, there were loan sales resulting in $722,000 of gain on sale of loans. For the year ended December 31, 2021, sales of loans decreased, generating only $101,000.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. In addition to fees based on a percentage of underlying assets, payments under certain advisory agreements at Sanders Morris are based on the performance of the respective account, measured as a percentage of the increase achieved in the asset values in the respective account. Performance based fees, though the agreements may remain in place from year to year, are far less predictable, given the uncertainty of the ability to achieve an increase of the same level as in prior periods, or at all. For the year ended December 31, 2021, advisory income decreased $582,000, or 4.1%, compared to the year ended December 31, 2020. This decrease during the year ended December 31, 2021 was primarily due to a decrease in performance based advisory fees at Sanders Morris totaling $3.5 million, which was partially offset by an increase in advisory fees based on a percentage of the underlying assets at Tectonic Advisors and Sanders Morris totaling $2.9 million.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues in this context include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, cash held in brokerage accounts which funds margin lending, and on private placement and syndication activity during the period. Brokerage income for the year ended December 31, 2021 increased $2.0 million, or 25.6%, compared to the year ended December 31, 2020. This increase is primarily due to a recovery in private placement and syndicated offering activity due to a recovery in demand for these investments and a backlog of this activity related to a loosening of the travel and contact restrictions put in place during the peak of the COVID-19 pandemic, and a recovery in traditional brokerage activity.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of December 31, 2021 and 2020, and the inflows and outflows and market appreciation during the years then ended. Our brokerage and advisory assets experienced an increase of approximately $1.1 billion, or 24.0%, and $479.2 million, or 11.8%, during the years ended December 31, 2021 and 2020, respectively, related to positive net flows and market appreciation.

(In thousands)	Tectonic Advisors	Sanders Morris	Total
As of January 1, 2020	$2,057,570	$1,987,648	$4,045,2181
Client inflows	491,411	951,841	1,443,252
Client outflows	(430,773)	(866,166)	(1,296,939)
Net flows	60,638	85,675	146,313
Market appreciation	215,829	117,016	332,844
As of December 31, 2020	2,334,037	2,190,339	4,524,376
Client inflows	531,768	2,110,859	2,642,627
Client outflows	(296,819)	(1,906,936)	(2,203,755)
Net flows	234,949	203,923	438,872
Market appreciation	283,994	362,070	646,064
As of December 31, 2021	$2,852,980	$2,756,332	$5,609,312

Service fees and other income. Service fees includes fees for deposit-related services, and third party administrative fees related to the acquisition of Nolan. Service fees and other income for the year ended December 31, 2021 increased $958,000, or 16.4%, compared to the year ended December 31, 2020, which was primarily due to an increase in the administrative fees recorded for services provided by Nolan of $755,000, increase in factoring service fees from the Bank’s Integra factoring division of $249,000, an increase in income distributions from an interest in securities not readily marketable carried at cost basis totaling $183,000, an increase in consulting fees earned by Sanders Morris’ Dallas branch of $76,000, as well as individually immaterial increases in other bank service fees totaling $28,000. These increases were offset by a decrease in net loan servicing fees of $132,000, primarily due to reversal of the servicing asset valuation allowance during the year ended December 31, 2020, a decrease in other income of approximately $71,000 related to a non-recurring referral fee for a loan conversion during 2020, and other individually immaterial decreases in other income and gains and losses on marketable securities at Sanders Morris totaling $38,000.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the year ended December 31, 2021 increased $46,000, or 14.4%, compared to the year ended December 31, 2020 due to the granting of rent abatements related to the COVID-19 pandemic during 2020, and an increase in occupancy in 2021 compared to 2020.

Non-Interest Expense

The components of non-interest expense were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Salaries and employee benefits	$24,947	$22,231
Occupancy and equipment	1,837	1,919
Trust expenses	2,416	1,994
Brokerage and advisory direct costs	2,051	2,048
Professional fees	1,539	1,345
Data processing	964	774
Other expense	4,576	3,388
Total	$38,330	$33,699

Total non-interest expense for the year ended December 31, 2021 increased $4.6 million, or 13.7%, compared to the year ended December 31, 2020. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $2.7 million, or 12.2%, from $22.2 million for the year ended December 31, 2020 to $24.9 million for the year ended December 31, 2021. In our other financial services segment, salaries and employee benefits decreased $133,000. The decrease was primarily from a decrease in commissions paid at Sanders Morris primarily from a sharp decrease in performance-based advisory fees discussed above under advisory income within non-interest income accounted of $2.7 million, partially offset by increases in incentive bonuses at Sanders Morris related to traditional brokerage, private placement, and syndicated offerings activity of $1.1 million and an increase in salaries, payroll taxes, and other benefits of $126,000 at Tectonic Advisors and $472,000 at Sanders Morris. Salaries, bonuses and payroll taxes at the Bank’s Nolan division increased $599,000 related to staff increases to accommodate the increase in the number of plans administered and merit increases. Salaries, taxes and other benefits in our trust group within our other financial services segment increased $63,000. Salaries and employee benefits in our banking segment increased $2.6 million, primarily for annual merit increases, increases in staff including the addition of Integra, and incentive bonuses. Stock-based compensation increased $179,000, and salaries, taxes and other benefits increased $118,000. Health insurance related benefits overall increased approximately $232,000, primarily due to increases in headcount, including the addition of the Bank’s Integra factoring division. Workers’ compensation coverage increased by $11,000.

Occupancy and equipment expense. Occupancy and equipment expense includes building, furniture, fixtures and equipment depreciation and maintenance costs. Occupancy and equipment expense decreased $82,000, or 4.2%, from $1.9 million for the year ended December 31, 2020 to $1.8 million for the year ended December 31, 2021. The decrease is primarily due to a decrease occupancy and equipment expense in our other financial services division of $197,000, led by a decrease in rental and common area maintenance expense of $147,000 driven by lower costs related to the COVID-19 pandemic, and depreciation expense of $100,000 from certain fixed assets and software costs that reached full depreciation/amortization early in the second quarter 2020. This was partially offset by increases in parking, repairs and maintenance, and facilities expenses totaling $50,000. Rent expense in our banking segment increased $115,000, primarily from the addition of the Bank’s Integra factoring division, where we incurred $82,000 in rent expense and an additional $16,000 in facilities and depreciation expense, and an increase in facilities and depreciation expense in our Bank facility of $17,000.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses increased by $422,000 for the year ended December 31, 2021 as compared to the year ended December 31, 2020 based on increases in asset values of the Bank’s common trust funds from both net cash inflows and increases in asset values.

Brokerage and advisory direct costs. Brokerage and advisory direct costs increased $3,000, or less than 1.0%, and were approximately $2.0 million for each the year ended December 31, 2020 and December 31, 2021. Brokerage and advisory direct costs are incurred primarily in our other financial services segment, and include the cost of clearing firm services and fees on advisory assets from custodians and certain referral fees, as well as information services related to our advisory and trading activity. Expenses at Tectonic Advisors and HWG increased $43,000 and $10,000, respectively, related to increases in information services and other service fees, which were offset by decreases in referral fees. The increase was offset by a decrease in brokerage and advisory direct costs at Sanders Morris of $50,000, related to a decrease in clearing firm service fees and fees on advisory assets of $71,000, offset by an increase in service fees and referral fees of $21,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, increased $194,000, or 14.4%, from $1.3 million for the year ended December 31, 2020 to $1.5 million for the year ended December 31, 2021. The increase included an increase in legal fees of $103,000, which was made up of an increase of $107,000 and $5,000 in our banking and other financial services segments, respectively, partly offset by a decrease of $9,000 in our Holdco segment. These increases were primarily related to costs incurred in 2021 related to the acquisition of Integra, and other legal and regulatory matters at Tectonic Advisors. Audit and tax consulting expense decreased $28,000, due primarily to the leveling off of accounting and tax fees following our 2019 initial registration, which increased expenses into 2020. Professional consulting fees expense increased $119,000, which includes $20,000 within the banking segment for the Integra acquisition, and an increase of $65,000 at our Holdco segment related to the acquisition of Integra and increases in general consulting expenses, which were partially offset by a decrease in professional fees of $47,000 in our other financial services segment, where fees at the bank related to consulting on our participant direction initiative decreased by $185,000, which was offset by increases in consulting expense related to initiatives at the bank’s Nolan Company division of $133,000, and other individual immaterial increases totaling $5,000.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense increased $190,000, or 24.5%, from $774,000 for the year ended December 31, 2020, to $964,000 for the year ended December 31, 2021. The increase was due to increases in data processing expense within the Banking segment of $145,000, which included costs at Integra of $47,000 and banking core system conversion costs at the Bank’s Nolan division of $41,000, the Bank’s trust department of $4,000, and within the Bank’s deposit and lending divisions of $53,000.

Other expense. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, and regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expense increased $1.2 million, or 35.1%, from $3.4 million for the year ended December 31, 2020 to $4.6 million for the year ended December 31, 2021. The increase includes increases in software costs and licensing primarily at the Bank, including its Nolan and banking divisions, of $415,000, advertising and marketing expense across all segments of the Company of $330,000, including the initiative at Tectonic Advisors where we are investing in marketing costs related to assets under management associated with Cain Watters above $2.5 billion, increases in loan and other real estate operating costs at the Bank of $158,000, increases in bank fees to correspondent banks incurred within the Bank’s Integra division of $97,000, increases in business insurance coverage, including directors and officers coverage, of $89,000, increases in travel, meals and entertainment expense of $81,000, and other individually immaterial increases.

Income Taxes

The income tax expense for the years ended December 31, 2021 and 2020 was $4.8 million and $3.0 million, respectively. The effective income tax rate was 22.0% and 21.5% for the years ended December 31, 2021 and 2020, respectively.

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

The following table presents key metrics related to our segments:

	Year Ended December 31, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$27,639	35,428	(686)	62,381
Net income (loss) before taxes	$13,605	10,547	(2,315)	21,837

	Year Ended December 31, 2020
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$17,976	$32,207	$(853)	$49,330
Net income (loss) before taxes	$8,032	$7,808	$(1,918)	$13,922

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the year ended December 31, 2021 increased $5.6 million, or 69.4%, compared to the year ended December 31, 2020. The increase was primarily the result of a $10.2 million increase in net interest income, partly offset by a $501,000 decrease in non-interest income, a $505,000 increase in the provision for loan losses and a $3.6 million increase in non-interest expense.

Net interest income for the year ended December 31, 2021 increased $10.2 million, or 61.7%, compared to the year ended December 31, 2020, primarily due to the increase in interest-earning assets attributable to the factored receivables acquired in the Integra acquisition, and the timing of recognition of PPP-related SBA fees. Other changes included a decrease in average rates paid on interest-bearing deposits and decrease in average volume of interest-bearing deposits which were replaced by non-interest-bearing deposits and Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the year ended December 31, 2021 increased $505,000, or 29.5%, to $2.2 million, compared to $1.6 million for the year ended December 31, 2020. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the year ended December 31, 2021 decreased $501,000, or 33.6%, compared to the year ended December 31, 2020, which was primarily due to a $621,000 decrease in gain on sale of loans and a $132,000 decrease in net loan servicing income (which included a $199,000 credit allowance provision to the valuation of servicing assets recorded in the prior year, a $67,000 decrease in loan servicing fee, partly offset by a $134,000 decrease in servicing asset amortization) and a $71,000 decrease related to a non-recurring referral fee for a loan conversion during 2020. The decreases were partly offset by the recording of $249,000 for factoring servicing fees related to the Integra acquisition during 2021, a $46,000 increase in rental income and a $29,000 increase in other servicing fee income. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2021 increased $3.6 million, or 43.5%, compared to the year ended December 31, 2020. The increase was primarily related to a $2.6 million increase in salaries and employee benefits for annual merit increases, increases in staff including the addition of Integra, and incentive bonuses, a $115,000 increase in occupancy and equipment expense, a $163,000 increase in professional fees (includes $105,000 legal fees for the Integra acquisition), a $145,000 increase in data processing (related to banking core system conversion costs and expenses for the operations of Integra), and a $569,000 increase in other expenses, primarily $266,000 for software development and $225,000 for operations of Integra, along with various other expenses. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the year ended December 31, 2021 increased $2.7 million, or 35.1%, compared to the year ended December 31, 2020. The increase was primarily the result of a $3.2 million increase in non-interest income partly offset by a $482,000 increase in non-interest expense.

Non-interest income for the year ended December 31, 2021 increased $3.2 million, or 10.0%, compared to the year ended December 31, 2020. The increase was due to increases in brokerage income of $2.0 million, primarily from increases in private placement and syndicated offering activity at Sanders Morris, trust income of $1.1 million, resulting from increases in assets under management, and service fees of $701,000, from increases in the Bank’s Nolan division. These increases were offset by a decrease in advisory fees of $582,000, which was the result of a decrease in performance based advisory fees of $3.5 million at Sanders Morris, which was partially offset by an increase in advisory fees based on a percentage of the underlying assets at Tectonic Advisors and Sanders Morris totaling $2.9 million. See the analysis of non-interest income included in the section captioned “Non-Interest Income” above in this discussion.

Non-interest expense for the year ended December 31, 2021 increased $482,000, or 2.0%, compared to the year ended December 31, 2020. The increase was primarily from an increase in trust expense of $422,000 due to an increase in the Bank’s advisory assets under management on which this expense is based, and an increase in other expenses of $368,000, driven by increases in software licenses of $149,000 related to technology initiatives across the Company, an increase in other operating costs at the Bank’s trust department and its Nolan division totaling $86,000, an increase in business travel, meals and entertainment of $69,000, increases in marketing and advertising of $76,000, and an increase in employee recruitment expense of $61,000, which were offset by a decrease in computer services of $28,000 and in insurance, errors and omissions at Sanders Morris totaling $80,000, and other individually immaterial fluctuations netting to an increase of $35,000. In addition, data processing expense increased $45,000, and brokerage and advisory direct costs increased $3,000. These increases were partially offset by decreases in occupancy and equipment of $197,000, related to decreases in depreciation, and in salaries and employee benefits of $152,000, related to a decrease in commissions and bonus expense at Sanders Morris related to the decrease in performance-based advisory fees on which bonuses were determined, partially offset by increases elsewhere in our other financial services segment related to merit increases and bonuses and staff additions, and an immaterial decrease of $7,000 in our professional fees. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The net loss before taxes at the HoldCo operating segment increased by $397,000 during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is the result of an increase in salaries and employee benefits of $275,000, which includes an increase in stock-based compensation of $155,000, an increase in other expenses of $251,000, which includes increases in computer expense of $43,000, directors and officers coverage of $61,000, and marketing and advertising of $161,000, partly offset by a net decrease of $14,000 of various other expenses, an increase in professional fees of $38,000, and an increase in interest expense of $16,000. The increase in expenses were partly offset by an increase in service fees and other income of $183,000.

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

As of December 31, 2021 and 2020, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $1.2 million as of December 31, 2021 and 2020, and FHLB stock, having an amortized cost and fair value of $1.3 million as of December 31, 2021 and 2020.

Securities not readily marketable consists of an income interest in a private investment.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of December 31, 2021		As of December 31, 2020
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,847	$15,402	$14,936	$14,949
Mortgage-backed securities	1,724	1,754	2,373	2,447
Total securities available for sale	$17,571	$17,156	$17,309	$17,396

Securities held to maturity:
Property assessed clean energy	$2,731	$2,731	$5,776	$5,776
Public Improvement District & TIRZ	16,942	16,942	-	-
Total securities held to maturity	$19,673	$19,673	$5,776	$5,776

Securities, restricted:
Other	$2,432	$2,432	$2,431	$2,431

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of December 31, 2021. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$2,016	0.55%	$10,157	1.07%	$3,674	0.83%	$15,847	0.95%
Mortgage-backed securities	-	-	988	3.14	-	-	736	2.32	1,724	2.79
Total	$-	-%	$3,004	1.40%	$10,157	1.07%	$4,410	1.08%	$17,571	1.13%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$-	-%	$2,731	7.32%	$2,731	7.32%
Public Improvement District & TIRZ	-	-	2,707	4.12	-	-	14,235	6.02	16,942	5.71
Total	$-	-%	$2,707	4.12%	$-	-%	$16,966	6.23%	$19,673	5.94%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,432	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $28.2 million, or 7.0%, to $428.7 million at December 31, 2021, compared to $400.5 million at December 31, 2020. The increase includes $29.8 million for non-PPP SBA loans, $8.1 million for non-SBA loans and $38.7 million for factored receivables related to the Integra acquisition in July of 2021. The increases were partly offset by $48.4 million decrease in the SBA PPP loans. Excluding the decrease of PPP loans, total loans would have otherwise increased $76.6 million, or 24.1%, from December 31, 2020. SBA loans comprise the largest group of loans in our portfolio totaling $233.9 million, or 54.5% (50.6% excluding PPP) of the total loans at December 31, 2021, compared to $252.4 million, or 63.0% (53.4% excluding PPP) at December 31, 2020. The SBA PPP loans decreased $48.4 million, or 58.7%, from $82.5 million at December 31, 2020 to $34.1 million at December 31, 2021. Commercial and industrial loans totaled $83.3 million, or 19.4% (21.1% excluding PPP) of the total loans at December 31, 2021, compared to $79.9 million, or 19.9%, at December 31, 2020 (25.1% excluding PPP). Commercial and construction real estate loans totaled $65.6 million, or 15.3% (16.6% excluding PPP), of the total loans at December 31, 2021, compared to $52.9 million, or 13.2% (16.6% excluding PPP), at December 31, 2020.

The following table sets forth the composition of our loans held for investment:

(In thousands)	2021	2020	2019	2018	2017
Loans held for investment at December 31,
Commercial and industrial	$83,348	$79,864	$85,476	$88,915	$86,552
Consumer installment	1,099	10,259	3,409	3,636	4,483
Real estate – residential	5,452	4,319	5,232	7,488	6,826
Real estate – commercial	62,966	44,484	46,981	35,221	19,203
Real estate – construction and land	2,585	8,396	7,865	4,653	8,477
SBA 7(a) guaranteed	145,983	164,687	69,963	33,884	11,826
SBA 7(a) unguaranteed	52,524	52,179	47,132	44,326	41,373
SBA 504	35,348	35,553	22,591	13,400	17,109
USDA	806	801	2,430	3,367	3,415
Factored receivables	38,636	-	-	-	-
Other	-	-	-	17	2
Total loans	$428,747	$400,542	$291,079	$234,907	$199,266

The Company initially records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $33.8 million and $14.9 million at December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company elected to reclassify $42.8 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

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

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2021, our loan portfolio included $67.3 million of loans, approximately 15.7% (17.1% excluding PPP) of our total funded loans, to the dental industry, compared to $67.2 million of loans, approximately 16.8% (21.1% excluding PPP), as of December 31, 2020. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two or five years, depending on the date of origination, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). During the year ended December 31, 2020, we funded $98.3 million of PPP loans which have been forgiven by the SBA and were paid off or repaid by the borrower as of December 31, 2021. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, allocated an additional $284 billion to the SBA to fund a second round of PPP and extended the application period for the PPP to March 31, 2021. The PPP application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. During the year ended December 31, 2021, we originated $66.2 million of PPP loans. As of December 31, 2021, approximately $32.1 million of the PPP loans originated in 2021 have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $34.1 million as of December 31, 2021.

We also participated in the PPPLF which, through June 30, 2021, extended loans to banks who are loaning money to small businesses under the PPP. The total amount borrowed under the PPPLF as of December 31, 2021 was $34.5 million and is non-recourse and secured by an equal amount of the PPP loans we originated. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF will bear interest at a rate of 0.35%.

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

As of December 31, 2021, 52.9% of the loan portfolio, or $226.6 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for loans outstanding as of December 31, 2021, and also presents portion of loans that have fixed interest rates or floating adjustable interest rates over the life of the loan in accordance with changes in the interest rate environment:

	Maturity Distribution of Loan Portfolio
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$12,430	$11,047	$59,730	$141	$83,348
Consumer installment	109	990	-	-	1,099
Real estate – residential	211	5,241	-	-	5,452
Real estate – commercial	10,411	34,651	16,325	1,579	62,966
Real estate – construction and land	1,178	677	730	-	2,585
SBA 7(a) guaranteed	98,524	47,024	435	-	145,983
SBA 7(a) unguaranteed	47,460	4,659	177	228	52,524
SBA 504	16,880	14,786	3,682	-	35,348
USDA	806	-	-	-	806
Factored Receivables	38,636	-	-	-	38,636
Total	$226,645	$119,075	$81,079	$1,948	$428,747

	Loans Due After One Year
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$69,707	$1,211	$70,918
Consumer installment	990	-	990
Real estate – residential	5,241	-	5,241
Real estate – commercial	10,191	42,364	52,555
Real estate – construction and land	1,407	-	1,407
SBA 7(a) guaranteed	35,278	12,181	47,459
SBA 7(a) unguaranteed	730	4,334	5,064
SBA 504	-	18,468	18,468
USDA	-	-	-
Factored Receivables	-	-	-
Total	$123,544	$78,558	$202,102

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

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, and foreclosed assets. Non-performing assets totaled $3.7 million as of December 31, 2021, compared to $1.8 million as of December 31, 2020. As of December 31, 2021, non-performing assets consisted of SBA non-accrual loans totaling $2.0 million, all of which was guaranteed by the SBA, and commercial real estate loans totaling $149,000. As of December 31, 2020, non-performing assets consisted of SBA non-accrual loans totaling $1.6 million, of which $1.1 million was guaranteed by the SBA, and commercial real estate loans of $158,000.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. Accrued interest is charged off and no further interest is accrued. Subsequent payments received on non-accrual loans are recorded as reductions of principal. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. Loans past due 90 days or more and still accruing interest totaled $400,000 as of December 31, 2021, which solely included factored receivables. There were no loans past due 90 days or more and still accruing interest at December 31, 2020.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Foreclosed assets as of December 31, 2021 totaled $1.1 million, which included two SBA loans that were foreclosed on during the year ended December 31, 2021. There were no foreclosed assets as of December 31, 2020.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	At December 31,
(In thousands, except percentages)	2021	2020	2019	2018	2017
Non-accrual loans:
Commercial and industrial	$-	$-	$60	$-	$-
Real estate – commercial	149	158
SBA guaranteed	2,039	1,118	4,892	2,252	2,186
SBA unguaranteed	-	517	1,039	293	124
Total non-accrual loans	2,188	1,793	5,991	2,545	2,310
Factored receivables past due 90 days	400	-	-	-	-
Foreclosed assets	1,079	-	-	-	-
Total non-performing assets	$3,667	$1,793	$5,991	$2,545	$2,310
As a % of total loans	0.86%	0.45%	2.06%	1.08%	1.16%
As a % of total assets	0.63	0.35	1.64	0.82	0.84

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2021 and 2020, we had no loans considered to be a troubled debt restructuring.

As noted in Note 4, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of December 31, 2021, the Company had granted principal and interest payment deferrals related to COVID-19 to two borrowers representing approximately $679,000. Both loans remain accruing. At December 31, 2020, there were 11 loans in COVID-19-related deferment with an aggregate outstanding balance of approximately $4.3 million.

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

Allowance for Loan and Lease Losses

Loans are reported net of the allowance for loan losses on our balance sheet. The allowance for loan losses totaled $4.2 million and $2.9 million, at December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company had charge-offs of $1.1 million and recoveries of $117,000. During the year ended December 31, 2020, the Company had charge-offs of $218,000 and recoveries of $42,000.

Based on an analysis performed by management at December 31, 2021, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

(In thousands, except percentages)	2021	2020	2019	2018	2017
Balance at January 1,	$2,941	$1,408	$874	$386	$1,695
Charge-offs:
Commercial and industrial	-	-	214	1	9
Consumer installment	-	-	-	-	-
SBA 7(a)	952	218	858	266	360
Factored receivables	168	-	-	-	-
Total charge-offs	1,120	218	1,072	267	369
Recoveries:
Commercial and industrial	37	33	30	-	8
Consumer installment	-	-	-	-	-
Real estate – construction and land	-	-	-	-	-
SBA 7(a)	20	9	21	30	1
Factored receivables	60	-	-	-	-
Total recoveries	117	42	51	30	9
Net charge-offs	1,003	176	1,021	237	360
Provision for loan losses	2,214	1,709	1,555	725	736
Reduction related to acquisition of predecessor	-	-	-	-	(1,685)
Balance at December 31,	$4,152	$2,941	$1,408	$874	$386
Loans at year-end	$428,747	$400,542	$291,079	$234,907	$199,266
Average loans	448,284	376,088	275,025	231,385	193,482
Net charge-offs/average loans	0.22%	0.05%	0.37%	0.10%	0.19%
Allowance for loan losses/year-end loans	0.97	0.73	0.48	0.37	0.19
Total provision for loan losses/average loans	0.49	0.45	0.57	0.31	0.38

The following tables set forth the allocation of the allowance as of the date indicated and the percentage of loans in each category to total gross loans as of the date indicated:

	At December 31,
	2021	2020	2019	2018	2017
(In thousands, except percentages)	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount
Commercial and industrial	$1,154	$928	$501	$419	$237
Consumer installment	15	91	27	27	13
Real estate – residential	76	52	22	27	16
Real estate – commercial	869	527	347	210	25
Real estate – construction and land	40	100	76	34	27
SBA	1,324	1,225	435	157	68
USDA	20	18	-	-	-
Factored receivables	654	-	-	-	-
Total allowance for loan losses	$4,152	$2,941	$1,408	$874	$386

	2021	2020	2019	2018	2017
	%(1)	%(1)	%(1)	%(1)	%(1)
Commercial and industrial	19.4%	19.9%	29.4%	37.9%	43.4%
Consumer installment	0.3	2.6	1.2	1.5	2.3
Real estate – residential	1.3	1.1	1.8	3.2	3.4
Real estate – commercial	14.7	11.1	16.1	15.0	9.6
Real estate – construction and land	0.6	2.1	2.7	2.0	4.3
SBA	54.5	63.0	48.0	39.0	35.3
USDA	0.2	0.2	0.8	1.4	1.7
Factored receivables	9.0	-	-	-	-
Total allowance for loan losses	100%	100%	100%	100%	100%

(1)	Percentage of loans in each category to total loans

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an ICS One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of December 31, 2021.

Total deposits increased $96.2 million, or 27.6%, to $444.2 million as of December 31, 2021, from $348.0 million as of December 31, 2020. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	Year Ended December 31, 2021			Year Ended December 31, 2020
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$76,328	19.3%	0.00%	$51,168	14.3%	0.00%
Savings and interest-bearing demand	13,907	3.5	0.25	9,977	2.8	0.31
Money market accounts	118,577	30.0	0.36	96,582	27.0	0.52
Time deposits	186,647	47.2	1.08	200,159	55.9	1.84
Total deposits	$395,459	100.0%	0.63%	$357,886	100.0%	1.18%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of December 31, 2021:

(In thousands)	Insured	Uninsured	Total

Maturing
Three months or less	$24,544	$20,050	$44,594
Over three months to six months	13,569	18,503	32,072
Over six months to 12 months	62,922	27,081	90,003
Over 12 months	33,155	7,560	40,715
Total	$134,190	$73,194	$207,384

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,	December 31,
(In thousands)	2021	2020
Borrowings:
FHLB borrowings	$-	$-
FRB borrowings (PPPLF)	34,521	83,690
Subordinated notes	12,000	12,000
	$46,521	$95,690

The Company has a credit line with the FHLB with borrowing capacity of $52.5 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2021 and 2020.

The Company also has a credit line with the FRB with borrowing capacity of $19.1 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of December 31, 2021 and 2020.

In connection with the Federal Reserve PPPLF program, the Company had $34.5 million pledged to the Federal Reserve and borrowed as of December 31, 2021. The amount outstanding at December 31, 2021 is non-recourse and secured by the amount of the PPP loans still outstanding. The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is sold to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF are included under borrowed funds on the Company’s consolidated balance sheet and bear interest at a rate of 0.35%.

As of December 31, 2021 and 2020, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125%, payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125%, payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $24.8 million, or 41.3%, to $84.8 million as of December 31, 2021, from $60.0 million as of December 31, 2020. The increase included net income of $17.0 million, $396,000 net after-tax decrease in other comprehensive income related to the market value of the securities available for sale, and $330,000 related to stock compensation expense. In addition, shares of Company common stock in the amount of $10.7 million were issued as part of the consideration paid for the acquisition of Integra. Use of capital during the year ended December 31 ,2021 included $1.6 million of dividends paid on the Series B preferred stock and $1.3 million of dividends paid on the common stock.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2021, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	December 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$63,794	11.82%	$48,046	11.66%
Common Equity Tier 1 (to Risk Weighted Assets)	45,544	12.62	30,796	11.01
Tier 1 Capital (to Risk Weighted Assets)	62,794	17.40	48,046	17.17
Total Capital (to Risk Weighted Assets)	66,946	18.55	50,987	18.22

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$63,302	12.06%	$47,071	11.58%
Common Equity Tier 1 (to Risk Weighted Assets)	63,302	17.70	47,071	17.17
Tier 1 Capital (to Risk Weighted Assets)	63,302	17.70	47,071	17.17
Total Capital (to Risk Weighted Assets)	67,454	18.87	50,012	18.25

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris is subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management. Sanders Morris is also regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of December 31, 2021, Sanders Morris is in compliance with FINRA’s net regulatory capital requirements.

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

The Company had cash and cash equivalents of $46.0 million, or 7.9% of total assets, as of December 31, 2021. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of December 31, 2021, the Company’s borrowing capacity with the FHLB was $52.5 million, or 9.0% of assets, none of which was utilized. The borrowing capacity with the FRB was $19.1 million, or 3.3% of assets, of which none was utilized or outstanding as of December 31, 2021. In addition, as of December 31, 2021, the Company had approximately $112.1 million of SBA guaranteed loans held for investment that could be sold to investors

Off-Balance Sheet Arrangements and Contractual Obligations

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

The following table presents future contractual obligations to make future payments, excluding interest, for the periods indicated:

	As of December 31, 2021
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
FHLB borrowings	$-	$-	$-	$-	$-
FRB borrowings	83	-	34,438	-	34,521
Subordinated notes	-	-	-	12,000	12,000
Time deposits	166,669	34,358	6,357	-	207,384
Minimum lease payments	549	482	411	54	1,496
Total	$167,301	$34,840	$41,206	$12,054	$255,401

The following table presents contractual financial commitments for the periods indicated, however some of these commitments may expire unused or only partially used, so the total amounts do not necessarily reflect future cash requirements.

	As of December 31, 2021
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$10,589	$383	$106	$22,626	$33,704
Standby letters of credit	282	-	-	-	282

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of December 31, 2021:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	10.00
+100	5.00
-100	(5.07)
-200	(13.85)

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

To the Board of Directors and Shareholders of

Tectonic Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Financial, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 31, 2022

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
(In thousands, except share amounts)
ASSETS
Cash and due from banks	$10,203	$7,515
Interest-bearing deposits	35,311	38,579
Federal funds sold	478	774
Total cash and cash equivalents	45,992	46,868
Securities available for sale	17,156	17,396
Securities held to maturity	19,673	5,776
Securities, restricted at cost	2,432	2,431
Securities, not readily marketable	100	100
Loans held for sale	33,762	14,864
Loans, net of allowance for loan losses of $4,152 and $2,941, respectively	424,595	397,601
Bank premises and equipment, net	4,729	4,849
Other real estate	1,079	-
Core deposit intangible, net	777	979
Goodwill	21,440	10,729
Deferred tax assets	405	83
Other assets	12,871	11,750
Total assets	$585,011	$513,426

LIABILITIES
Demand deposits:
Non-interest-bearing	$88,876	$57,112
Interest-bearing	147,909	116,278
Time deposits	207,384	174,625
Total deposits	444,169	348,015
Borrowed funds	34,521	83,690
Subordinated notes	12,000	12,000
Other liabilities	9,534	9,708
Total liabilities	500,224	453,413

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at December 31, 2021 and 2020)	17	17
Common stock ($0.01 par value; 40,000,000 shares authorized; 7,061,953 and 6,568,750 shares issued and outstanding at December 31, 2021 and 2020, respectively)	71	66
Additional paid-in capital	50,176	39,201
Retained earnings	34,851	20,661
Accumulated other comprehensive (loss) income	(328)	68
Total shareholders’ equity	84,787	60,013
Total liabilities and shareholders’ equity	$585,011	$513,426

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands, except per share data and share amounts)	2021	2020
Interest Income
Loan, including fees	$28,379	$19,936
Securities	955	839
Federal funds sold	1	2
Interest-bearing deposits	49	101
Total interest income	29,384	20,878
Interest Expense
Deposits	2,482	4,223
Borrowed funds	1,145	1,046
Total interest expense	3,627	5,269
Net interest income	25,757	15,609
Provision for loan losses	2,214	1,709
Net interest income after provision for loan losses	23,543	13,900
Non-interest Income
Trust income	6,252	5,118
Gain on sale of loans	101	722
Advisory income	13,472	14,054
Brokerage income	9,644	7,676
Service fees and other income	6,790	5,832
Rental income	365	319
Total non-interest income	36,624	33,721
Non-interest Expense
Salaries and employee benefits	24,947	22,231
Occupancy and equipment	1,837	1,919
Trust expenses	2,416	1,994
Brokerage and advisory direct costs	2,051	2,048
Professional fees	1,539	1,345
Data processing	964	774
Other	4,576	3,388
Total non-interest expense	38,330	33,699
Income before Income Taxes	21,837	13,922
Income tax expense	4,803	2,997
Net Income	17,034	10,925
Preferred stock dividends	1,552	1,552
Net income available to common stockholders	$15,482	$9,373

Earnings per common share:
Basic	$2.28	$1.43
Diluted	2.21	1.42

Weighted average common shares outstanding	6,804,228	6,568,750
Weighted average diluted shares outstanding	7,021,766	6,584,113

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2021	2020
Net Income	$17,034	$10,925
Other Comprehensive (Loss) Income:
Change in unrealized (loss) gain on investment securities available for sale	(502)	19
Tax effect	(106)	5
Other comprehensive (loss) income	(396)	14
Comprehensive Income	$16,638	$10,939

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31,

(In thousands)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$-	$17	$66	$39,050	$11,288	$54	$50,475
Dividends paid on Series B preferred stock	-	-	-	-	(1,552)	-	(1,552)
Net income	-	-	-	-	10,925	-	10,925
Other comprehensive income	-	-	-	-	-	14	14
Stock based compensation	-	-	-	151	-	-	151
Balance at December 31, 2020	-	17	66	39,201	20,661	68	60,013
Issuance of common stock	-	-	5	10,645	-	-	10,650
Dividends paid on common stock	-	-	-	-	(1,292)	-	(1,292)
Dividends paid on Series B preferred stock	-	-	-	-	(1,552)	-	(1,552)
Net income	-	-	-	-	17,034	-	17,034
Other comprehensive loss	-	-	-	-	-	(396)	(396)
Stock based compensation	-	-	-	330	-	-	330
Balance at December 31, 2021	$-	$17	$71	$50,576	$34,851	$(328)	$84,787

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$17,034	$10,925
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	2,214	1,709
Depreciation and amortization	342	433
Accretion of discount on loans	(104)	(74)
Core deposit intangible amortization	202	201
Securities premium amortization, net	117	61
Origination of loans held for sale	(67,022)	(41,582)
Proceeds from payments and sales of loans held for sale	5,449	10,793
Gain on sale of loans	(101)	(722)
Stock based compensation	330	151
Deferred income taxes	(216)	(281)
Net change in:
Servicing assets, net	326	261
Other assets	(1,178)	(5,242)
Other liabilities	(428)	2,921
Net cash used in operating activities	(43,035)	(20,446)
Cash Flows from Investing Activities
Acquisition of business	(3,185)	-
Purchase of securities held to maturity	(16,995)	-
Purchase of securities available for sale	(403,000)	(343,246)
Principal payments, calls and maturities of securities available for sale	402,659	338,513
Principal payments of securities held to maturity	3,060	543
Purchase of securities, restricted	(11,524)	(9,277)
Proceeds from sale of securities, restricted	11,524	9,263
Net change in loans	47,118	(83,176)
Purchases of premises and equipment	(178)	(61)
Net cash provided by (used in) investing activities	29,479	(87,441)
Cash Flows from Financing Activities
Net change in demand deposits	60,861	74,141
Net change in time deposits	32,759	(9,727)
Proceeds from borrowed funds	556,793	468,641
Repayment of borrowed funds	(634,889)	(396,951)
Dividends paid on common stock	(1,292)	-
Dividends paid on Series B preferred shares	(1,552)	(1,552)
Net cash provided by financing activities	12,680	134,552
Net change in cash and cash equivalents	(876)	26,665
Cash and cash equivalents at beginning of period	46,868	20,203
Cash and cash equivalents at end of period	$45,992	$46,868

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$42,757	$26,389
Common stock issued in Integra acquisition (Note 18)	$10,650	$-
Stock options exercised in exchange for note receivable	$400	$-
Transfers from loans to other real estate owned	$1,079	$-
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,662	$5,268
Income taxes	$5,427	$3,023

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company that offers, through its subsidiaries, banking and other financial services including trust, investment advisory, securities brokerage, factoring, third-party administration, qualified plan recordkeeping and insurance services to individuals, small businesses and institutions across the United States.

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“T Bancshares”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”) a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions as well as for their clients, which include individuals, businesses, and qualified plans, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

We are headquartered in Dallas, Texas. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas, and Plano, Texas. Our Houston office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our Dallas office, which is a branch office of Sanders Morris, is at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is in Plano at 6900 Dallas Parkway, Suite 625, Plano, Texas, and also includes a branch office of HWG.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Nolan Company (“Nolan”), operating from its office in Overland Park, Kansas as a division within the bank, offers third party administration (“TPA”) services, and Integra Funding Solutions, LLC (“Integra”), operating from its Fort Worth, Texas office as a division within the Bank, offers factoring services. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

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

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, T Bancshares, the Bank, Tectonic Advisors, Sanders Morris, and through Sanders Morris, HWG. All intercompany transactions and balances are eliminated in consolidation.

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

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. Gains and losses are recorded on the trade date and determined using the specific identification method. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary-impairment (“OTTI”) are reflected in earnings as realized losses to the extent the impairment related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost. At December 31, 2021 and 2020, no securities were determined to be other-than-temporarily impaired.

Factored Receivables

Integra, operating as a division of the Bank, purchases invoices on completed work from its factoring clients. Integra also makes, from time to time, short-term advances to its clients on transportation contracts for upcoming loads or, to a much lesser extent, makes over-advances on the existing purchased invoices. Funds are advanced to the client based on the applicable advance rate, less fees, as agreed to in each individual factoring agreement. The gross amount (face value) of the invoices purchased are recorded by Integra as factored receivables, and the unadvanced portions of the invoices purchased, less discount and origination fees, are considered deferred client reserves and recorded as other liabilities in the Company’s consolidated balance sheets. The deferred client reserves are held to settle any payment disputes or collection short payments, and become reserves due to client when the receivables are collected. Reserves due to client may be used to pay clients’ obligations to various third parties as directed by the client, are periodically withdrawn by clients, and are reported as deposits in the Company’s consolidated balance sheets.

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

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2021 and 2020. The Company elected to reclassify $42.8 million and $26.4 million of the SBA 7(a) loans held for sale to loans held for investment during the year ended December 31, 2021 and 2020, respectively.

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

We lease certain office facilities and office equipment under operating leases. We also own certain office facilities which we lease to outside parties under operating lessor leases. Under the lease standards, for operating leases other than those considered to be short-term, we recognize lease right-of-use assets and related lease liabilities. Such amounts are reported as components of other assets and other liabilities, respectively, on our accompanying consolidated balance sheet. We do not recognize short-term operating leases on our balance sheet. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had $1.1 million in foreclosed assets at December 31, 2021 reported in other real estate in the Company’s consolidated balance sheets, and no foreclosed assets at December 31, 2020.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 58 to 100 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2021 and 2020, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2021 and 2020 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $370,000 and $40,000 for the years ended December 31, 2021 and 2020, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity. Comprehensive income for the years ended December 31, 2021 and 2020 is reported in the accompanying consolidated statements of comprehensive income.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Advisory Fees

Investment advisory fees: The Company provides investment advisory services on a daily basis. The Company believes the performance obligation for providing advisory services is satisfied over time because the customer is receiving and consuming the benefits as they are provided by the Company. For the majority of accounts, fee arrangements are based on a percentage applied to the customer’s assets under management. Fees calculated in this manner are generally received monthly or quarterly and are recognized as revenue ratably over the period as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods.

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

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation but have no effect on the reported results of operations.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Years ended December 31,
(In thousands, except per share data)	2021	2020
Net income available to common shareholders	$15,482	$9,373
Average shares outstanding	6,804	6,569
Effect of common stock-based compensation	218	15

Average diluted shares outstanding	7,022	6,584

Basic earnings per share	$2.28	$1.43
Diluted earnings per share	$2.21	$1.42

As of December 31, 2021, options to purchase 190,000 shares of common stock, with a weighted average exercise price of $5.37, were included in the computation of diluted net earnings per share. In addition, as of December 31, 2021, 210,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,847	$4	$449	$15,402
Mortgage-backed securities	1,724	30	-	1,754
Total securities available for sale	$17,571	$34	$449	$17,156

Securities held to maturity:
Property assessed clean energy	$2,731	$-	$-	$2,731
Public Improvement District & TIRZ	16,942	-	-	16,942
Total securities held to maturity	$19,673	$-	$-	$19,673
Securities, restricted:
Other	$2,432	$-	$-	$2,432

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,936	$38	$25	$14,949
Mortgage-backed securities	2,373	74	-	2,447
Total securities available for sale	$17,309	$112	$25	$17,396

Securities held to maturity:
Property assessed clean energy	$5,776	$-	$-	$5,776
Securities, restricted:
Other	$2,431	$-	$-	$2,431

Securities not readily marketable	$100	$-	$-	$100

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

As of December 31, 2021 and December 31, 2020 securities available for sale with a fair value of $163,000 and $554,000, respectively, were pledged against trust deposit balances held at the Bank. As of December 31, 2021 and 2020, there were no securities pledged to secure borrowings at the FHLB.

As of December 31, 2021 and 2020, the Bank held FRB stock in the amount of $1.2 million and FHLB stock in the amount of $1.3 million, all of which were classified as restricted securities.

As of December 31, 2021 and 2020, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost less impairment method in the amount of $100,000. No allowance for impairment was recorded as of December 31, 2021 or 2020.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2021:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,438	$256	$5,803	$193	$15,241	$449

The number of investment positions in this unrealized loss position totaled twelve as of December 31, 2021. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of December 31, 2021, no impairment loss has been realized in the Company’s consolidated statements of income.

In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The unrealized losses noted are primarily interest rate related due to the level of market interest rates as of December 31, 2021, compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by the Government National Mortgage Association and the Federal National Mortgage Association, or are collateralized by securities backed by these agencies. Management believes the fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities at December 31, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21	$21	$-	$-
Due after one year through five years	1,995	1,927	2,707	2,707
Due after five years through ten years	10,157	9,916	-	-
Due after ten years	3,674	3,538	16,966	16,966
Mortgage-backed securities	1,724	1,754	-	-
Total	$17,571	$17,156	$19,673	$19,673

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2021	December 31, 2020
Commercial and industrial	$83,348	$79,864
Consumer installment	1,099	10,259
Real estate – residential	5,452	4,319
Real estate – commercial	62,966	44,484
Real estate – construction and land	2,585	8,396
SBA:
SBA 7(a) guaranteed	145,983	164,687
SBA 7(a) unguaranteed	52,524	52,179
SBA 504	35,348	35,553
USDA	806	801
Factored receivables	38,636	-
Gross loans	428,747	400,542
Less:
Allowance for loan losses	4,152	2,941
Net loans	$424,595	$397,601

During the second quarter of 2020, the Company began participating in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic and administered by the SBA. The PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans, there were $34.1 million of PPP loans outstanding at December 31, 2021, as compared to $82.5 million of PPP loans outstanding at December 31, 2020.

As of December 31, 2021, our loan portfolio included $67.3 million of loans, approximately 15.7% of our total funded loans (17.1% of total funded loans, net of the SBA PPP loans), to the dental industry, as compared to $67.2 million of loans, or 16.8% of total funded loans (21.1% of total funded loans, net of PPP loans), at December 31, 2020. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $33.8 million and $14.9 million of non-PPP SBA loans held for sale as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company sold one non-PPP SBA loan for $1.1 million, resulting in a gain on sale of loans of $101,000. In connection with the sale, the Company recorded a servicing asset of $19,000. The Company elected to reclassify $42.8 million of the SBA 7(a) loans held for sale to loans held for investment during the year ended December 31, 2021.

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

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the 7(a) loans reflected in this Form 10-K are the PPP loans originated by the Company and outstanding as of December 31, 2021 and 2020.

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

As of December 31, 2021 and December 31, 2020, there were no loans identified as troubled debt restructurings. There were no new troubled debt restructurings during the years ended December 31, 2021 and 2020.

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At December 31, 2021, there were two loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $679,000. At December 31, 2020, there were 11 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $4.3 million.

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	December 31, 2021	December 31, 2020
Non-accrual loans:
Commercial and industrial	$-	$158
Real estate – commercial	149	-
SBA guaranteed	2,039	1,118
SBA unguaranteed	-	517
Total	$2,188	$1,793

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2021						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$73	$4
SBA	3,658	3,071	-	3,071	-	6,333	21
Total	$3,658	$3,071	$-	$3,071	$-	$6,406	$25

December 31, 2020						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$10	$-
Real estate – construction and land	-	-	-	-	-	313	-
SBA	6,649	2,976	-	2,976	-	3,206	61
Total	$6,649	$2,976	$-	$2,976	$-	$3,529	$61

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
		90 Days				Days Past
	30-89 Days	or More	Total	Total	Total	Due Still
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2021
Commercial and industrial	$4	$-	$4	$83,344	$83,348	$-
Consumer installment	-	-	-	1,099	1,099	-
Real estate – residential	-	-	-	5,452	5,452	-
Real estate – commercial	219	-	219	62,747	62,966	-
Real estate – construction and land	-	-	-	2,585	2,585	-
SBA	1,762	-	1,762	232,093	233,855	-
USDA	-	-	-	806	806	-
Factored receivables	1,743	400	2,143	36,493	38,636	400
Total	$3,728	$400	$4,128	$424,619	$428,747	$400

December 31, 2020
Commercial and industrial	$-	$-	$-	$79,864	$79,864	$-
Consumer installment	-	-	-	10,259	10,259	-
Real estate – residential	-	-	-	4,319	4,319	-
Real estate – commercial	121	158	279	44,205	44,484	-
Real estate – construction and land	-	-	-	8,396	8,396	-
SBA	-	1,635	1,635	250,784	252,419	-
USDA	-	-	-	801	801	-
Total	$121	$1,793	$1,914	$398,628	$400,542	$-

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial and industrial	$82,105	$1,243	$-	$-	$-	$83,348
Consumer installment	1,099	-	-	-	-	1,099
Real estate – residential	5,242	-	-	210	-	5,452
Real estate – commercial	62,817	-	-	149	-	62,966
Real estate – construction and land	2,585	-	-	-	-	2,585
SBA	213,630	16,265	2,659	1,301	-	233,855
USDA	806	-	-	-	-	806
Factored receivables	38,636	-	-	-	-	38,636
Total	$406,920	$17,508	$2,659	$1,660	$-	$428,747

December 31, 2020
Commercial and industrial	$79,134	$730	$-	$-	$-	$79,864
Consumer installment	10,259	-	-	-	-	10,259
Real estate – residential	4,319	-	-	-	-	4,319
Real estate – commercial	44,326	-	-	158	-	44,484
Real estate – construction and land	8,396	-	-	-	-	8,396
SBA	243,533	5,242	1,794	1,850	-	252,419
USDA	801	-	-	-	-	801
Total	$390,768	$5,972	$1,794	$2,008	$-	$400,542

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941
Provision for loan losses	189	(76)	24	342	(60)	1,031	2	762	2,214
Charge-offs	-	-	-	-	-	(952)	-	(168)	(1,120)
Recoveries	37	-	-	-	-	20	-	60	117
Net recoveries (charge-offs)	37	-	-	-	-	(932)	-	(108)	(1,003)
Ending balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152

December 31, 2020
Beginning Balance	$501	$27	$22	$347	$76	$435	$-	$-	$1,408
Provision for loan losses	394	64	30	180	24	999	18	-	1,709
Charge-offs	-	-	-	-	-	(218)	-	-	(218)
Recoveries	33	-	-	-	-	9	-	-	42
Net recoveries	33	-	-	-	-	(209)	-	-	(176)
Ending balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941

The Company’s allowance for loan losses as of December 31, 2021 and 2020 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,154	15	76	869	40	1,324	20	654	4,152
Ending balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	928	91	52	527	100	1,225	18	-	2,941
Ending balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941

The Company’s recorded investment in loans as of December 31, 2021 and 2020 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$3,071	$-	$-	$3,071
Loans collectively evaluated for impairment	83,348	1,099	5,452	62,966	2,585	230,784	806	38,636	425,676
Ending balance	$83,348	$1,099	$5,452	$62,966	$2,585	$233,855	$806	$38,636	$428,747

December 31, 2020
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,976	$-	$-	$2,976
Loans collectively evaluated for impairment	79,864	10,259	4,319	44,484	8,396	249,443	801	-	397,566
Ending balance	$79,864	$10,259	$4,319	$44,484	$8,396	$252,419	$801	$-	$400,542

Note 4. Premises and Equipment and Leases

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2021	December 31, 2020
Land	$698	$698
Leasehold improvements	195	182
Building	4,438	4,256
Furniture and equipment	1,767	1,760
	7,098	6,896
Less: accumulated depreciation	2,369	2,047
Balance at end of period	$4,729	$4,849

Depreciation of premises and equipment totaled $322,000 and $412,000 for the years ended December 31, 2021 and 2020, respectively.

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2022 and 2024 with initial non-cancellable terms in excess of one year.

Under the lease accounting standards, right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of December 31, 2021 and 2020, right-of-use assets and related lease liabilities totaled $1.4 million and $1.4 million, and $963,000 and $1.0 million, respectively, and are in other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. As of December 31, 2021, the weighted average remaining lease term is 47 months, and the weighted average discount rate is 3.71%.

As of December 31, 2021, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2022	$549
2023	274
2024	208
2025	204
2026	207
2027 and thereafter	54
Total minimum rental payments	1,496
Less: Interest	(63)
Present value of lease liabilities	$1,433

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of December 31, 2021 were $734,000 through 2027.

Note 5. Other Real Estate Owned

A summary of the activity in OREO during the years ended December, 2021 and 2020 is as follows:

	For the years ended December 31,
(In thousands)	2021	2020
Beginning balance	$-	$-
Transfers from loan portfolio, at fair value	1,079	-
Ending balance	$1,079	$-

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	December 31, 2021	December 31, 2020
Goodwill	$21,440	$10,729
Core deposit intangible	777	979

The Company recorded goodwill of $10.7 million during the third quarter of 2021 in connection with the acquisition of Integra. Please see Note 18. Integra Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight-line basis over the estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $202,000 and $201,000 for the years ended December 31, 2021 and 2020, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of December 31, 2021 and 2020 were as follows:

(In thousands)	December 31, 2021	December 31, 2020
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(931)	(729)
Net carrying amount	$777	$979

The estimated amortization expense of the core deposit intangible for each of the following five years is as follows:

(In thousands)
2022	$208
2023	210
2024	210
2025	149
Total	$777

Note 7. Deposits

Deposits were as follows:

(In thousands, except percentages)	December 31, 2021		December 31, 2020
Non-interest bearing demand	$88,876	20%	$57,112	16%
Interest-bearing demand (NOW)	6,459	1	5,060	2
Money market accounts	133,536	30	105,079	30
Savings accounts	7,914	2	6,139	2
Time deposits	207,384	47	174,625	50
Total	$444,169	100%	$348,015	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of December 31, 2021 and 2020 was insignificant.

As of December 31, 2021 the scheduled maturities of time deposits were as follows:

(In thousands)
2022	$166,669
2023	26,187
2024	8,171
2025	5,502
2026	855
Total	$207,384

Note 8. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $52.5 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2021 and December 31, 2020.

The Company also has a credit line with the FRB with borrowing capacity of $19.1 million, which is secured by commercial loans. The Company had no borrowings from the FRB at December 31, 2021 and December 31, 2020 under this credit line. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). At December 31, 2021, the Bank pledged $34.5 million of PPP loans to the FRB under the PPPLF, and had borrowings of $34.5 million at a rate of 0.35%, with maturities of ranging from January 2026 to May 2026. At December 31, 2020, the Bank pledged $83.7 million of PPP loans to the FRB under the PPPLF, and had borrowings of $83.7 million at a rate of 0.35%, with maturities ranging from April 2022 through June 2022. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of December 31, 2021 and 2020, the Company had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 9. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris and Tectonic Advisors.

Under both the 401(k) plans covering the Company’s employees, an employee may contribute up to the annual maximum contribution allowed for a given year under IRS regulations. The Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation, up to the maximum amount under Internal Revenue Service regulations.

At its discretion, the Company may also make additional annual contributions to the plan. The Plan is a participant directed plan, and as such, contributions to the plan are invested as directed by the respective plan participant.

The amount of employer contributions charged to expense under the two plans was $503,000 and $409,000 for the years ended December 31, 2021 and 2020, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of December 31, 2021 and 2020.

Note 10. Income Taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2021	2020
Current:
Federal	$4,860	$3,248
State	159	30
Total current	5,019	3,278
Deferred federal	(216)	(281)
Income tax expense	$4,803	$2,997

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2021 and 2020:

	2021	2020
U.S. statutory rate	21.0%	21.0%
Non-deductible stock compensation and various other	1.0	0.5
Effective tax rate	22.0%	21.5%

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

(In thousands)	2021	2020
Income tax expense computed at the statutory rate	$4,552	$2,917
State income tax	159	30
Other	92	50
Income tax expense, as reported	$4,803	$2,997

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$872	$618
Non-accrual loan interest	232	70
Servicing asset valuation allowance	13	13
Accrued liabilities	193	68
Stock compensation	102	73
Paycheck protection program deferred loan fees	37	343
Available for sale securities discount accretion	5	10
Net unrealized loss on securities available for sale	87	-
Total deferred tax assets	1,541	1,195
Deferred tax liabilities:
Net deferred loan costs	(471)	(371)
Depreciation and amortization	(233)	(314)
Held-to-maturity securities premium	(45)	(57)
Loan discount	(125)	(93)
Intangible assets	(262)	(258)
Net unrealized gain on securities available for sale	-	(19)
Total deferred tax liabilities	(1,136)	(1,112)
Net deferred tax asset	$405	$83

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2021 and 2020, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Amended and Restated Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”). The Plan is administered by the Compensation Committee of the Board and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At December 31, 2021, the Company had 310,000 shares of common stock remaining available for future grants.

The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each option award is estimated on the date of grant by a third party using a closed form option valuation (Black-Scholes) model. The fair value of each grant award is estimated on the date of grant by a third party using the market approach based on the application of latest 12-month Company metrics to guideline public company multiples.

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 and an intrinsic value of $6.92 were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. Once exercised, the shares are subject to a right of repurchase by the Company under certain circumstances through December 31, 2023. No other options on restricted stock were issued or exercised during the years ended December 31, 2021 or 2020.

The number of option shares outstanding was 190,000 as of December 31, 2021 and 2020, and the weighted average exercise price was $5.37 in each year. The weighted average contractual life of the stock awards as of December 31, 2021 and 2020 was 5.62 years and 6.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of December 31, 2021 and 2020 was $1.94. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger, under which Tectonic Holdings, LLC merged with and into Tectonic Financial, Inc., had occurred upon the date at which the entities came under common control.

As of December 31, 2021, all 190,000 stock options outstanding were vested, and unrecognized compensation cost totaled $160,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the options issued and restricted stock issued under the plan of $48,000 and $79,000 for the years ended December 31, 2021 and 2020, respectively.

On September 30, 2020, the Company granted restricted stock awards totaling 210,000 shares of common stock. The fair value of each grant award was estimated on the date of grant by a third party using the market approach based on the application of latest 12-month Company metrics to guideline public company multiples.

The vesting schedules vary by award, with all of the awards vesting over a three year period from 2023 through 2025. The restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. As of December 31, 2021, all 210,000 awarded shares were outstanding. The Company is recording compensation expense on a straight line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of $282,000 and $72,000 for the years ended December 31, 2021 and 2020 related to the restricted stock awards. As of December 31, 2021, there was $657,000 of unrecognized compensation cost related to the stock awards.

As of December 31, 2021 and 2020, 210,000 restricted shares awarded were outstanding and the weighted average contractual life was 2.46 years and 3.46 years, respectively. The weighted average grant date fair value of the awards as of December 31, 2021 was $4.81.

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

The following table summarizes loan commitments:

(In thousands)	December 31, 2021	December 31, 2020
Undisbursed loan commitments	$33,704	$19,880
Standby letters of credit	282	162
	$33,986	$20,042

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of December 31, 2021 and 2020.

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

Note 13. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $919,000 and $1.8 million during the years ended December 31, 2021 and 2020, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $76,000 and $43,000 in fees receivable related to these services at December 31, 2021 and 2020, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $225,000 and $198,000 payable to Cain Watters related to this agreement at December 31, 2021 and 2020, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

Certain officers, directors and their affiliated companies had depository accounts with the Bank as of December 31, 2021 and 2020, totaling approximately $9.2 million and $5.6 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. As of December 31, 2021, there were no loans outstanding to directors of the Bank or their affiliated companies.

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

In addition, the Basel III regulatory capital reforms (“Basel III”) implemented a capital conservation buffer of 2.5%. The Basel III minimum capital ratio requirements as applicable to the Company and the Bank are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the Basel III capital ratios. As of December 31, 2021, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$66,946	18.55%	$37,894	10.50%	$36,089	10.00%
T Bank, N.A.	67,454	18.87	37,542	10.50	35,754	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	62,794	17.40	30,676	8.50	28,871	8.00
T Bank, N.A.	63,302	17.70	30,391	8.50	28,604	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	45,544	12.62	25,263	7.00	23,458	6.50
T Bank, N.A.	63,302	17.70	25,028	7.00	23,240	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	62,794	11.82	21,245	4.00	26,557	5.00
T Bank, N.A.	63,302	12.06	21,002	4.00	26,252	5.00

As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$50,987	18.22%	$29,379	10.50%	$27,980	10.00%
T Bank, N.A.	50,012	18.25	28,782	10.50	27,411	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	48,046	17.17	23,783	8.50	22,384	8.00
T Bank, N.A.	47,071	17.17	23,299	8.50	21,929	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	30,796	11.01	19,586	7.00	18,187	6.50
T Bank, N.A.	47,071	17.17	19,188	7.00	17,817	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	48,046	11.66	16,480	4.00	20,601	5.00
T Bank, N.A.	47,071	11.58	16,257	4.00	20,322	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of December 31, 2021, approximately $5.0 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

Note 15. Operating Segments

The Company’s reportable segments consist of Banking, Other Financial Services, and HoldCo operations.

The Banking segment consists of operations relative to the Company’s full service banking operations, including providing depository and lending services to individual and business customers, and other related banking services, as well as operations of the Bank’s Integra factoring division.

The Other Financial Services segment includes managed and directed brokerage, investment advisory services, including related trust company operations, third party administration, and insurance brokerage services to both individuals and businesses.

The HoldCo operations include the operations and subordinated debt held at the Bank’s immediate parent, as well as the activities of the financial holding company which serves as T Bancshares’s parent.

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the years ended December 31, 2021 and 2020:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2021
Income Statement
Total interest income	$29,384	$-	$-	$29,384
Total interest expense	2,736	-	891	3,627
Provision for loan losses	2,214	-	-	2,214
Net interest income (loss) after provision for loan losses	24,434	-	(891)	23,543
Non-interest income	991	35,428	205	36,624
Depreciation and amortization expense	379	144	-	523
All other non-interest expense	11,441	24,737	1,629	37,807
Income (loss) before income tax	$13,605	$10,547	$(2,315)	$21,837

Goodwill and other intangibles	$19,867	$2,350	$-	$22,217
Total assets	$573,726	$10,833	$452	$585,011

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2020
Income Statement
Total interest income	$20,878	$-	$-	$20,878
Total interest expense	4,394	-	875	5,269
Provision for loan losses	1,709	-	-	1,709
Net-interest income (loss) after provision for loan losses	14,775	-	(875)	13,900
Non-interest income	1,492	32,120	22	33,721
Depreciation and amortization expense	370	244	-	614
All other non-interest expense	7,865	24,068	1,065	33,085
Income before income tax	$8,032	$7,808	$(1,918)	$13,922

Goodwill and other intangibles	$9,358	$2,350	$-	$11,708
Total assets	$499,580	$13,571	$275	$513,426

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2021
Securities available for sale:
U.S. government agencies	$-	$15,402	$-	$15,402
Mortgage-backed securities	-	1,754	-	1,754
As of December 31, 2020
Securities available for sale:
U.S. government agencies	$-	$14,949	$-	$14,949
Mortgage-backed securities	-	2,447	-	2,447

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the year ended December 31, 2021, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of December 31, 2021 and 2020, there were no impaired loans that were reduced by specific valuation allowances.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the years ended December 31, 2021 and 2020, there were no discounts for collateral-dependent impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. At December 31, 2021, foreclosed assets totaled $1.1 million consisting of two loans that were foreclosed during 2021 and were recorded at fair value. At December 31, 2020, there were no foreclosed assets. There were no foreclosed assets re-measured during the years ended December 31, 2021 and 2020.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the year ended December 31, 2021, the Company added a servicing asset of $19,000 in connection with the sale of $1.1 million in loans. During the year ended December 31, 2020, the Company added a servicing asset of $152,000 in connection with the sale of $9.8 million in loans. For the years ended December 31, 2021 and 2020, the Company amortized $326,000 and 460,000, respectively, using the amortization method for the treatment of servicing loans. The Company recorded no allowance for the year ended December 31, 2021. The Company recorded an allowance credit provision for the year ended December 31, 2020 totaling $199,000.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$45,992	$45,992
Level 2 inputs:
Securities available for sale	17,156	17,156
Securities, restricted	2,432	2,432
Loans held for sale	33,762	37,549
Accrued interest receivable	2,268	3,787
Level 3 inputs:
Securities held to maturity	19,673	19,673
Securities not readily marketable	100	100
Loans, net	424,595	430,810
Servicing asset	503	503
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	88,876	88,876
Level 2 inputs:
Interest bearing deposits	355,293	359,606
Borrowed funds	46,521	46,521
Accrued interest payable	561	561

	December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$46,868	$46,868
Level 2 inputs:
Securities available for sale	17,396	17,396
Securities, restricted	2,431	2,431
Loans held for sale	14,864	16,462
Accrued interest receivable	2,440	2,440
Level 3 inputs:
Securities held to maturity	5,776	5,776
Securities not readily marketable	100	100
Loans, net	397,601	389,143
Servicing asset	809	809
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	57,112	57,112
Level 2 inputs:
Interest bearing deposits	290,903	292,174
Borrowed funds	95,690	95,690
Accrued interest payable	596	596

Note 17. Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 became effective for most public companies on January 1, 2020, subject to a company’s election to defer implementation due to the COVID-19 pandemic. On July 17, 2019, the FASB proposed to delay the implementation of the current expected credit loss standard (“CECL”) for certain companies including smaller reporting companies (“SRCs”) as defined by the SEC. The Company is designated as a SRC with the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The Company has developed processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 may increase their allowance for loan losses balance, the adoption will be significantly influenced by the composition, characteristics and quality of the loan portfolio along with the prevailing economic conditions and forecasts as of the adoption date.

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for the Company on January 1, 2021, and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 became effective for the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements.

Note 18. Integra Acquisition

On July 1, 2021, we, through our wholly-owned subsidiary T Bancshares, acquired Integra through the merger of Integra with and into T Bancshares, with T Bancshares surviving the merger. Integra’s activity will be reported within our Banking segment. Integra is a factoring company that provides financing to smaller transportation companies across the United States principally by purchasing their accounts receivable at a discount and then collecting such receivables at face value. We believe that the addition of this small business lending vertical will provide the Bank with additional breadth in its lending platform and enable the Bank to continue to prudently grow its balance sheet and generate relatively attractive returns on its assets.

Pursuant to the terms of and subject to the conditions set forth in the Agreement and Plan of Merger by and between the Company and Integra (the “Merger Agreement”), the transaction provided for the payment to the members of Integra of (a) an amount of cash equal to (i) approximately $2.5 million, subject to certain adjustments described in the Merger Agreement which totaled $726,721, and (b) 453,203 shares of the Company’s common stock. In addition, the Company incurred $115,726 of expenses related to the acquisition of Integra, which is reported in non-interest expense on our consolidated statements of income.

A summary of the fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill, which represents the expected synergies from the Integra merger, and is not deductible for tax purposes, is as follows:

(In thousands)
Assets acquired:
Factored receivables	$33,442
Other assets	270
Premises and equipment	24
Loans receivable	1,103
34,839
Liabilities assumed:
Deposits	2,535
Other liabilities	253
Borrowings	28,927
31,715
Fair value of net assets acquired	3,124
Consideration:
Cash paid	3,185
Common stock	10,650
Total consideration	13,835
Goodwill	$10,711

The contractual value of the factored receivables acquired was $34.3 million.  The amount above represents the contractual value of the receivables less the purchased deferred discount of $397,000 and the fair value adjustment of $492,000.  The value for the common stock was based on an earnings based multiple plus a control premium.

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Integra operations for the years ended December 31, 2020 and the six months ended June 30, 2021. In addition, the tables present unaudited condensed pro forma financial information assuming that the Integra acquisition was completed as of January 1, 2020. The financial information for the Company for the year ended December 31, 2021 includes Integra operations from July 1, 2021 through December 31, 2021. Integra was a subchapter S corporation and as such, income tax on its earnings was paid by its shareholders. The results shown below for the period prior to the acquisition include an estimate for income tax at the Company’s statutory rate.

The tables have been prepared for comparative purposes only and are not necessarily indicative of the actual results that would have been obtained had the acquisition occurred on January 1, 2020, nor is it indicative of future results.

(In thousands)	Actual Integra results of operations for the Period January 1, 2021 through June 30, 2021	Actual for the Year Ended December 31, 2021	Pro Forma for the Year Ended December 31, 2021
Net interest income	$2,373	$23,543	$25,916
Noninterest income	248	36,624	36,872
Noninterest expense	1,377	38,330	39,707
Net income after income taxes	983	17,034	18,017

(In thousands)	Actual Integra results of operations for the Year Ended December 31, 2020	Actual for the Year Ended December 31, 2020	Pro Forma for the Year Ended December 31, 2020
Net interest income	$2,706	$13,900	$16,606
Noninterest income	401	33,721	34,122
Noninterest expense	1,652	33,699	35,351
Net income after income taxes	1,149	10,925	12,074

Note 19. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$3,464	$221
Securities, not readily marketable	100	100
Investment in subsidiaries	81,907	57,646
Other assets	268	2,175
Total assets	$85,739	$60,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$552	$129
Shareholders’ equity	85,187	60,013
Total liabilities and shareholders’ equity	$85,739	$60,142

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2021	2020
Income from subsidiaries	$18,158	$11,710
Other income	736	527
Total income	18,894	12,237
Non-interest expense:
Salaries and employee benefits	946	682
Professional and administrative	297	267
Other	826	527
Total non-interest expense	2,069	1,476
Income before income taxes	16,825	10,761
Income tax benefit	209	164
Net Income	$17,034	$10,925

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2021	2020
Net Income	$17,034	$10,925
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investment securities available for sale	(502)	19
Tax effect	(106)	5
Other comprehensive (loss) income	(396)	14
Comprehensive income	$16,638	$10,939

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$17,034	$10,925
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(18,158)	(11,710)
Stock based compensation	330	151
Net change in other assets	1,907	(1,703)
Net change in other liabilities	422	-
Net cash provided by (used in) operating activities	1,535	(2,337)

Cash Flows from Investing Activities
Contributions to subsidiaries	(9,310)	-
Distributions from subsidiaries	13,461	2,571
Net cash provided by investing activities	4,151	2,571

Cash Flows from Financing Activities
Proceeds from issuance of common shares	400	-
Dividends paid on Series B Preferred Shares	(1,552)	(1,552)
Dividends on common shares	(1,291)	-
Net cash used in financing activities	(2,443)	(1,552)
Net change in cash and cash equivalents	3,243	(1,318)
Cash and cash equivalents at beginning of period	221	1,539
Cash and cash equivalents at end of period	$3,464	$221

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$5,427	$700

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Whitley Penn LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 726) an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2021 and 2020 included in this Annual Report on Form 10‑K. Their report is included in “Item 8. Financial Statements and Supplementary Data”. This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to the Company’s status as a Smaller Reporting Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.          Other Information.

None.

Item 9C.          Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Directors and Executive Officers

Directors. The following table sets forth certain information regarding our directors, including their ages and the years that they began serving as directors of the Company:

Name	Position with the Company	Age at March 1, 2022	Director Since
George L. Ball	Executive Co-Chairman	83	Nov 2018
Barb Bomersbach	Director	47	Mar 2019
Darrell W. Cain	Co-Chairman	65	Nov 2018
Steven B. “Brad” Clapp	Director	49	May 2017
Patrick Howard	Director; President & Chief Operating Officer	60	May 2017
Eric Langford	Director	62	May 2017
Thomas McDougal	Director	82	May 2017
Thomas R. Sanders	Director	47	May 2017
A. Haag Sherman	Director; Chief Executive Officer	56	Oct 2016
Daniel C. Wicker	Director	51	May 2017

Executive Officers. The following table sets forth certain information regarding our executive officers, including their positions and length of service with the Company.

Name	Position with the Company	Age at March 1, 2022	Director Since
George L. Ball	Executive Co-Chairman	83	Nov 2018
Ken Bramlage	Executive Vice President & Chief Financial Officer	61	—
Patrick Howard	President & Chief Operating Officer	60	May 2017
A. Haag Sherman	Chief Executive Officer	56	Oct 2016

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

Barb Bomersbach.   Ms. Bomersbach has served as a director of the Company since March 2019. Ms. Bomersbach currently serves as a financial advisor to Tristate Midstream, a natural gas gathering company where she served as Chief Financial Officer from 2010 to 2012 Prior to that, Ms. Bomersbach was the Chief Financial Officer of Wynn Crosby, an upstream oil and gas company, in 2009. Ms. Bomersbach is a Certified Public Accountant and Chartered Financial Analyst, and graduated summa cum laude from Texas A&M University with a BBA and MS in Accounting. We believe Ms. Bomersbach brings to the Board of Directors experience in financial and accounting matters, internal controls and compliance (from an accounting standpoint) and is our audit committee financial expert.

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

Patrick Howard. Mr. Howard serves as President, Chief Operating Officer and a director of the Company. Prior to such appointment in connection with the Tectonic Merger, Mr. Howard served as President and Chief Executive Officer of the Company since May 2017, President and Chief Executive Officer of the Bank since 2010 and as the Chief Operating Officer and director of the Bank and T Bancshares since 2007. During his tenure at the Bank, he has overseen the growth of the trust platform to over $1.7 billion in assets, more than tripled the size of the loan portfolio in the last eight years through organic growth and successfully recruited and integrated a national Small Business Administration, or SBA, lending platform. He accomplished this while developing and ensuring an operating culture based on strong internal controls and regulatory compliance. In addition, prior to its acquisition by the Company in May 2017, T Bancshares was an SEC reporting company, and Mr. Howard was jointly responsible for T Bancshares’ SEC filings and compliance. Mr. Howard previously served as the Executive Vice President and Chief Operating Officer of a savings bank that he helped grow from $50 million to $2.2 billion over an 11-year period. Mr. Howard graduated magna cum laude from the University of Texas at San Antonio.

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

Thomas R. Sanders. Mr. Sanders has served as a director of the Company, T Bancshares and the Bank since May 2017 and was a director of Tectonic Holdings from 2015 until the Tectonic Merger. Mr. Sanders has been a partner of Cain Watters since 2008 after joining the firm in 2002. He currently serves as Partner in Charge of Tax Services, overseeing a department with over 50 employees that is responsible for filing over 3,900 federal tax returns plus state returns, extensions and personal property tax returns for clients. Mr. Sanders also manages the financial planning relationship for more than 75 of the firm’s clients representing assets under management in excess of $250 million. Mr. Sanders started his career at Deloitte where he spent four years in their tax department including several international assignments. Mr. Sanders graduated from Baylor University in 1998 with a Bachelor of Business Administration and a Masters of Science in Taxation. We believe that Mr. Sanders’ tax expertise enhances the skill set of our board of directors.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2021, our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
A. Haag Sherman	2021	300,000	250,000	—	—	—	10,601	560,601
Chief Executive Officer	2020	300,000	135,000	—	—	—	9,334	444,334
Patrick Howard	2021	285,000	142,500	—	—	—	13,861	441,361
President and Chief Operating Officer	2020	270,104	202,500	288,600	—	—	13,536	774,740
Ken Bramlage	2021	166,500	83,250	—	—	—	9,474	259,224
Chief Financial Officer	2020	157,792	83,250	120,250	—	—	8,656	369,948

(1)	The amounts shown in this column are composed of the following items:

Name	Year	Company 401(k) Match	Life Insurance Premiums	Total “All Other Compensation”
Haag Sherman	2021	$10,063	$538	$10,601
	2020	8,550	784	9,334
Patrick Howard	2021	$10,150	$3,711	$13,861
	2020	9,975	3,560	13,535
Ken Bramlage	2021	$8,741	$733	$9,474
	2020	8,104	552	8,656

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

Other Benefits and Perquisites

The named executive officers participate in our broad-based employee welfare benefit plans, such as medical, dental, vision, supplemental disability and term life insurance. The named executive officers also participate in our 401(k) plans. Under the T Bank, N.A. Employees Savings Plan, in which Mr. Howard and Mr. Bramlage are participants, we match 100% of an employee’s contribution up to the first 1% and 50% up to next 5% of such employee’s salary up to the 401(k) limit. For the year ended December 31, 2020, the Tectonic Retirement Plan and Trust, in which Haag Sherman was a participant, contained a safe harbor provision under which all employees receive 3% of compensation up to the 401(a) limit, regardless of the level of their deferrals. Effective January 1, 2021, the Tectonic Retirement Plan and Trust was amended. Under the amended plan, we match 100% of an employee’s contribution up to the first 1% and 50% up to next 5% of such employee’s salary up to the 401(k) limit, identical to the T Bank, N.A. Employees Savings Plan. The named executive officers are provided the same benefits, and participate in the cost at the same rate, as all other employees.

We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee will review the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites will be awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2021 and 2020 included $2,839 for each year paid by the Company on behalf of Mr. Howard toward a $3,000,000 key man life insurance policy for Mr. Howard. In accordance with his employment agreement, 50% of the death benefit of this policy is payable to Mr. Howard’s named beneficiaries.

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

Patrick Howard. As amended and restated, the employment agreement is for a term expiring on May 14, 2022 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Howard’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $285,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

In connection with the execution of his original employment agreement, Mr. Howard received options to purchase 50,000 shares of our common stock with an exercise price equal to $2.15, which vested on May 15, 2020 (the “3-Year Tectonic Financial Options”), and options to purchase 50,000 shares of our common stock with an exercise price equal to $2.15, which vested on May 15, 2021 (the “4-Year Tectonic Financial Options”). In addition, Mr. Howard entered into a unit option agreement with Tectonic Holdings and received options to purchase 50,000 membership units of Tectonic Holdings with an exercise price equal to $3.55, which vested on May 15, 2020 (the “3-Year Tectonic Holdings Options”), and he received options to purchase 50,000 membership units of Tectonic Holdings with an exercise price equal to $3.55, which vested on May 15, 2021 (the “4-Year Tectonic Holdings Options”). As a result of the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock, the 3-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70, which is the sum of the exercise prices of the 3-Year Tectonic Holdings Options and the 3-Year Tectonic Financial Options, and the 4-Year Tectonic Holding Options were converted into options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70, which is the sum of the exercise prices of the 4-Year Tectonic Holdings Options and the 4-Year Tectonic Financial Options. Additionally, as a result of the Tectonic Holdings Merger and the 1-for-2 reverse stock split of the Company’s common stock, the 3-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $5.70 and the 4-Year Tectonic Financial Options became exercisable for 25,000 shares of the Company’s common stock at an exercise price of $5.70.

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

Authorized Shares; Limits on Awards. The maximum number of common shares that may be issued or transferred pursuant to awards under the Amended and Restated Equity Plan equals 750,000 shares, all of which may be subject to incentive stock option treatment. The Current Plan reserves 750,000 shares of our common stock, of which 230,000 stock options and 210,000 restricted stock grants have been awarded, with 310,000 remaining available for issuance.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth our outstanding equity awards as of December 31, 2021:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
A. Haag Sherman	—		—	$—		—	—		—

Patrick Howard	50,000	(1)(2)	—	$4.30	(2)	05/15/2027	60,000	(5)	$1,015,200
	50,000	(1)(3)	—	7.10	(3)	05/15/2027	—		—

Ken Bramlage	10,000	(4)	—	$4.30	(4)	05/15/2027	25,000	(6)	$423,000

(1)	25,000 stock options vested on May 15, 2020, and 25,000 stock options vested May 15, 2021.
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

(4)

Prior to the 1-for-2 reverse stock split of the Company’s common stock, Mr. Bramlage held options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.15. As a result of the reverse stock split, such options became exercisable for 10,000 shares of the Company’s common stock at an exercise price of $4.30.

(5)	30,000 of these stock awards vest on December 31, 2023 and 30,000 vest on December 31, 2024.
(6)	12,500 of these stock awards vest on December 31, 2023 and 12,500 vest on December 31, 2024.

Potential Payments Upon a Termination of Employment or a Change in Control

Below we have described the severance and other change in control benefits to which Mr. Sherman, Mr. Howard and Mr. Bramlage would be entitled upon a termination of employment and in connection with certain terminations of their employment or a change in control.

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

Director Compensation

The following table shows compensation paid to members of our board of directors and the board of directors of T Bancshares and the Bank during 2020. The Company’s non-employee directors received a fee of $3,750 per meeting paid in cash. For the joint board meetings held by T Bancshares and the Bank, non-employee directors received a fee of $1,000 per meeting paid in cash, as well as the following committee meeting fees: $250 per audit committee meeting, $250 per ALCO committee meeting, $250 per technology committee meeting, $250 per trust committee meeting, $125 per loan committee meeting, $125 per executive committee meeting and $125 per compensation committee meeting, all paid in cash.

	Fees Earned or Paid in Cash		Stock/Option Awards(1)	Total
George L. Ball	$—		$—	$—
Barb Bomersbach	15,000			15,000
Darrell W. Cain	—		—	—
Steven B. Clapp	10,125	(2)		10,125
Patrick Howard	—		—	—
Eric Langford	29,750	(3)	—	29,750	(3)
Thomas McDougal	26,375	(4)	—	26,375	(4)
Thomas R. Sanders	13,250	(5)	—	13,250	(5)
A. Haag Sherman	—		—	—
Daniel C. Wicker	14,250	(6)	—	14,250	(6)

(1)	No stock/option awards were made to the directors during 2021.
(2)	Represents fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(3)	Includes $14,750 in fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(4)	Includes $11,375 in fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(5)	Represents fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(6)	Represents fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information regarding the beneficial ownership of our capital stock as of March 29, 2022 for:

●	each of our directors;
●	each of our named executive officers;
●	all of our directors and executive officers as a group; and
●	each shareholder who beneficially owns more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name. Other than the directors and executive officers and entities affiliated with such directors and executive officers set forth in the table below, no person is known to us to be the beneficial owner of more than 5% of our outstanding common stock.

The percentage of beneficial ownership is based on (x) 7,166,633 shares of our common stock outstanding as of March 29, 2022, which includes options covering an aggregate of 110,000 shares held by Messrs. Howard and Bramlage, which are not vested; and (y) 1,725,000 shares of Series B preferred stock outstanding as of March 29, 2022.

Except as indicated below, the address for each shareholder listed in the table below is: 16200 Dallas Parkway, Suite 190, Dallas, Texas 75248.

	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage	Number	Percentage
Directors and Named Executive Officers
George L. Ball	208,457		2.91%	500	*
Barb Bomersbach	-		*	2,500	*
Darrell W. Cain(1)	215,100		3.00%	-	-
Steven B. “Brad” Clapp(1),(2)	215,100		3.00%	-	-
Patrick Howard	100,250	(3),(4)	1.40%	7,500	*
Eric Langford	250	(4)	*	-	-
Thomas McDougal	250	(4)	*	15,000	*
Thomas R. Sanders	215,100		3.00%	-	-
A. Haag Sherman(5)	2,121,000		29.60%	5,000	*
Daniel C. Wicker	215,100		3.00%	5,000	*
Ken Bramlage	10,000	(6)	*	-	-
Directors and Executive Officers as a Group (11 Persons)	3,300,607		46.06%	35,500	2.06%

*	Represents beneficial ownership of less than 1%.
(1)	All shares of our common stock are pledged to a third party bank under the terms of a loan agreement, which loan is current.
(2)	Includes 5,000 shares held in an IRA for the benefit of Mr. Clapp’s spouse.
(3)	Includes options covering 100,000 shares of our common stock, 50,000 of which vested on May 15, 2020 and 50,000 of which vested on May 15, 2021.
(4)

250 of these shares are subject to a repurchase right by the Company upon (i) the retirement of such individual as a director of the Bank, (ii) notice by either party of its desire to sell or repurchase the shares, as the case may be, or (iii) the filing of a bankruptcy petition affecting the director.

(5)

Includes 1,739,000 shares held by The Sherman 2018 Irrevocable Trust for which Mr. Sherman serves as trustee and 370,000 shares held by Sherman Tectonic FLP LP for which Mr. Sherman serves as the Chief Executive Officer of the general partner. Mr. Sherman has granted an option to certain other employees of Cain Watters to purchase from him or one of his affiliates up to 25,000 shares of our common stock at an exercise price of $2.15. In addition, Mr. Sherman granted the partners of Cain Watters an option to acquire our common stock, which vests in the event the revenues attributable to Cain Watters assets under management (after deducting any revenues paid by the Company to Cain Watters) (“CWA Revenues”), are greater than all other revenues of Tectonic Financial, or Other Revenues, during the fourth quarter of 2021. In such event, Mr. Sherman will be obligated to sell a number of shares of our common stock equal to the Option Percentage multiplied by the number of shares of our common stock held by Mr. Sherman. The Option Percentage shall be calculated generally as our total revenues, less CWA Revenues less 50%, provided that the Option Percentage shall be a positive number. To the extent that there has been dilution since February 5, 2015, the Option Percentage shall be proportionately reduced by such dilution.

(6)	Includes options covering 10,000 shares of our common stock, which vested on May 15, 2021.

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

Support Services Agreement. The Support Services Agreement, dated February 5, 2015 (the “Support Services Agreement”), was entered into by and between Tectonic Advisors and Cain Watters. Pursuant to the Support Services Agreement, Cain Watters agreed to provide Tectonic Advisors with support services, including compliance, human resources, technology, accounting and other services. In addition, pursuant to the Support Services Agreement, the parties agreed to a global fee relationship covering services provided by Tectonic Advisors to Cain Watters’ assets, including those covered by the Due Diligence Agreement described above. In particular, the agreement provides for the following compensation to Tectonic Advisors: (a) 35 basis points of Cain Watters’ assets under management or (b) if Cain Watters’ revenues are less than 45 basis points on client assets, then Tectonic Advisors receives 77% of the combined asset management revenues of Cain Watters, subject to certain minimums for Cain Watters. Currently, Cain Watters’ revenues are higher than 45 basis points on client assets. The Support Services Agreement terminates on the dissolution or liquidation of either party. However, upon a change of control of Tectonic Advisors (either directly or indirectly), Cain Watters and Tectonic Advisors will negotiate an extension of the Support Services Agreement for a mutually agreeable length of time. During the year ended December 31, 2021, Tectonic Advisors earned $919,000 under the Support Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of operations. Tectonic Advisors had $76,000 in fees receivable related to these services at December 31, 2021.

Fee Allocation Agreement. In January 2006, Tectonic Advisors entered into an agreement with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $225,000 payable to Cain Watters related to this agreement at December 31, 2021, which is included in the accounts payable, related parties line items in the consolidated balance sheet.

CWA Insurance Contribution Agreement. During May 2015, Tectonic Holdings entered into an agreement with Cain Watters under which Cain Watters agrees to refer its clients to Tectonic Holdings, and through it, HWG, so that HWG may present insurance products and solutions for sale to clients of Cain Watters.

Other Related Transactions. Other miscellaneous related party transactions resulted in other amounts due from related parties of less than $1,000, included within accounts receivable, related parties on the consolidated balance sheet as of December 31, 2021.

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

Fees Billed by Independent Registered Public Accounting Firm

The Audit Committee has reviewed the following audit and non-audit fees billed to the Company by Whitley Penn LLP for 2021 and 2020 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence, and concluded that such fees did not impair Whitley Penn LLP’s independence. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by Whitley Penn LLP before the services are performed, including all of the services described under “Audit Fees” and “Audit-Related Fees,” “Tax Fees” and “All Other Fees” below. The Audit Committee has pre-approved all of the services provided by Whitley Penn LLP in accordance with the policies and procedures described in the section titled “—Audit Committee Pre-Approval.”

	For the Year Ended December 31,
	2021	2020
Audit Fees(1)	$171,234	$238,140
Audit-Related Fees(2)	21,000	24,000
Tax Fees(3)	50,800	49,495
All Other Fees(4)	-	204
Total Fees	$243,034	$311,839

(1)

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10‑K and a review of financial statements included in our Quarterly Reports on Form 10‑Q.

(2)	Audit-related fees consist of issuance of consent letters for relevant SEC filings and services that are normally provided in connection with statutory and regulatory filings or engagements.
(3)	Tax compliance fees consisted of tax return filing fees and miscellaneous state and federal income tax related issues. Tax consulting services include routine tax advice and consultation.
(4)	Other fees are those associated with services not captured in the other categories.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

2.1

Amended and Restated Agreement and Plan of Merger by and between T Acquisition, Inc. and Tectonic Holdings, LLC, dated March 28, 2019 (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)(incorporated by reference from Exhibit 2.1 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949))

2.2

Purchase and Sale Agreement by and between Tectonic Holdings, LLC and Summer Wealth Management, LLC, dated August 3, 2016, as amended (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)(incorporated by reference from Exhibit 2.2 to the Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 230949))

2.3

Agreement and Plan of Merger by and among Tectonic Financial, Inc., T Bancshares, Inc. and Integra Funding Solutions, LLC, and joined in by The Bolt Family Irrevocable Trust, IF Holdings, LLC, Doug Waidelich, The Crane Basin Irrevocable Trust, The Hamilton Irrevocable Trust, Tracy A. Bolt, and Randall W. Woods, dated June 18, 2021 (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.) (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2021 (File No. 001-38910))

3.1

Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the SEC on May 9, 2019 (File No. 333-230949))

3.2

Certificate of Designation of 10.0% Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))

3.3

Certificate of Designation of 9.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))

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

Tectonic Financial, Inc.

Dated:	March 31, 2022	By:	/s/ A. Haag Sherman
A. Haag Sherman

Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ A. Haag Sherman	Director, Chairman, Chief Executive Officer and	March 31, 2022
A. Haag Sherman	Principal Executive Officer

/s/ Ken Bramlage	Executive Vice President, Chief Financial Officer and	March 31, 2022
Ken Bramlage	Principal Accounting Officer

/s/ Patrick Howard	Director and President	March 31, 2022
Patrick Howard

/s/ George L. Ball	Director	March 31, 2022
George L. Ball

/s/ Barb Bomersbach	Director	March 31, 2022
Barb Bomersbach

/s/ Darrell Cain	Director	March 31, 2022
Darrell Cain

/s/ Steven B. Clapp	Director	March 31, 2022
Steven B. Clapp

/s/ Eric Langford	Director	March 31, 2022
Eric Langford

/s/ Thomas McDougal	Director	March 31, 2022
Thomas McDougal, DDS

/s/ Thomas Sanders	Director	March 31, 2022
Thomas Sanders

/s/ Daniel C. Wicker	Director	March 31, 2022
Daniel C. Wicker