Form 10-Q
period 2022-03-31
Tectonic Financial, Inc.
filed 2022-05-16
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2022 was 7,062,319 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,092	$10,203
Interest-bearing deposits	32,770	35,311
Federal funds sold	481	478
Total cash and cash equivalents	39,343	45,992
Securities available for sale	15,961	17,156
Securities held to maturity	19,639	19,673
Securities, restricted at cost	2,842	2,432
Securities, not readily marketable	100	100
Loans held for sale	25,480	33,762
Loans, net of allowance for loan losses of $4,354 and $4,152, respectively	422,028	424,595
Bank premises and equipment, net	4,708	4,729
Other real estate	1,079	1,079
Core deposit intangible, net	727	777
Goodwill	21,440	21,440
Deferred tax asset	569	405
Other assets	13,449	12,871
Total assets	$567,365	$585,011

LIABILITIES
Demand deposits:
Non-interest-bearing	$102,422	$88,876
Interest-bearing	145,408	147,909
Time deposits	196,324	207,384
Total deposits	444,154	444,169
Borrowed funds	13,200	34,521
Subordinated notes	12,000	12,000
Other liabilities	10,687	9,534
Total liabilities	480,041	500,224
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,071,953 and 7,061,953 shares issued at March 31, 2022 and December 31, 2021, respectively, and 7,062,319 and 7,061,953 shares outstanding at March 31, 2022 and December 31, 2021, respectively	71	71
Additional paid-in capital	50,306	50,176
Treasury stock, at cost; 9,634 shares as of March 31, 2022, and no shares as of December 31, 2021	(181)	-
Retained earnings	38,307	34,851
Accumulated other comprehensive loss	(1,196)	(328)
Total shareholders’ equity	87,324	84,787
Total liabilities and shareholders’ equity	$567,365	$585,011

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data and share amounts)	2022	2021
Interest Income
Loan, including fees	$7,192	$6,163
Securities	335	146
Interest-bearing deposits	22	5
Total interest income	7,549	6,314
Interest Expense
Deposits	650	661
Borrowed funds	242	289
Total interest expense	892	950
Net interest income	6,657	5,364
Provision for loan losses	327	428
Net interest income after provision for loan losses	6,330	4,936
Non-interest Income
Trust income	1,598	1,440
Advisory income	3,574	3,017
Brokerage income	2,471	2,564
Service fees and other income	2,216	2,306
Rental income	100	88
Total non-interest income	9,959	9,415
Non-interest Expense
Salaries and employee benefits	7,456	5,866
Occupancy and equipment	450	427
Trust expenses	598	564
Brokerage and advisory direct costs	528	506
Professional fees	401	450
Data processing	169	205
Other	1,357	775
Total non-interest expense	10,959	8,793
Income before Income Taxes	5,330	5,558
Income tax expense	1,045	1,260
Net Income	4,285	4,298
Preferred stock dividends	388	388
Net income available to common stockholders	$3,897	$3,910

Earnings per common share:
Basic	$0.55	$0.60
Diluted	0.53	0.59

Weighted average common shares outstanding	7,059,002	6,568,750
Weighted average diluted shares outstanding	7,311,075	6,618,840

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months Ended March 31,
(In thousands)	2022	2021
Net Income	$4,285	$4,298
Other comprehensive loss:
Change in unrealized loss on investment securities available for sale	(1,098)	(291)
Tax effect	(230)	(62)
Other comprehensive loss	(868)	(229)
Comprehensive Income	$3,417	$4,069

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$17	$66	$39,201	$-	$20,661	$68	$60,013
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	4,298	-	4,298
Other comprehensive loss	-	-	-	-	-	(229)	(229)
Stock based compensation	-	-	85		-	-	85
Balance at March 31, 2021	$17	$66	$39,286	$-	$24,571	$(161)	$63,779

Balance at January 1, 2022	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Exercise of stock options	-	-	43	-	-	-	43
Purchase of treasury stock at cost	-	-	-	(181)	-	-	(181)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,285	-	4,285
Other comprehensive loss	-	-	-	-	-	(868)	(868)
Stock based compensation	-	-	87		-	-	87
Balance at March 31, 2022	$17	$71	$50,306	$(181)	$38,307	$(1,196)	$87,324

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended March 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$4,285	$4,298
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	327	428
Depreciation and amortization	60	85
Accretion of discount on loans	(6)	(32)
Core deposit intangible amortization	50	51
Securities premium amortization, net	1	30
Origination of loans held for sale	(15,117)	(7,785)
Proceeds from payments and sales of loans held for sale	134	57
Stock based compensation	87	85
Deferred income taxes	67	(333)
Servicing assets, net	117	54
Net change in:
Other assets	(696)	(189)
Other liabilities	1,154	(1,830)
Net cash used in operating activities	(9,537)	(5,081)
Cash Flows from Investing Activities
Purchase of securities available for sale	(75,000)	(75,000)
Principal payments, calls and maturities of securities available for sale	75,081	75,968
Principal payments of securities held to maturity	49	16
Purchase of securities, restricted	(2,531)	(2,044)
Proceeds from sale of securities, restricted	2,121	2,044
Net change in loans	25,510	(20,993)
Purchases of premises and equipment	(39)	-
Net cash provided by (used in) investing activities	25,191	(20,009)
Cash Flows from Financing Activities
Net change in demand deposits	11,045	10,800
Net change in time deposits	(11,060)	(6,143)
Proceeds from borrowed funds	77,500	60,665
Repayment of borrowed funds	(98,821)	(42,255)
Dividends paid on Series B preferred stock	(388)	(388)
Dividends paid on common stock	(441)	-
Exercise of stock options	43	-
Purchase of treasury stock at cost	(181)	-
Net cash (used in) provided by financing activities	(22,303)	22,679
Net change in cash and cash equivalents	(6,649)	(2,411)
Cash and cash equivalents at beginning of period	45,992	46,868
Cash and cash equivalents at end of period	$39,343	$44,457

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$23,264	$8,823
Lease liabilities incurred in exchange for right-of-use assets	$21	$56
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,144	$1,189

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended March 31,
(In thousands, except per share data)	2022	2021
Net income available to common shareholders	$3,897	$3,910

Average shares outstanding	7,059	6,569
Effect of dilutive securities	252	50
Average diluted shares outstanding	7,311	6,619

Basic earnings per share	$0.55	$0.60
Diluted earnings per share	$0.53	$0.59

As of March 31, 2022, options to purchase 180,000 shares of common stock, with a weighted average exercise price of $5.43, were included in the computation of diluted net earnings per share. In addition, as of March 31, 2022, 210,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and fair value of securities is presented below.

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,818	$-	$1,499	$14,319
Mortgage-backed securities	1,656	-	14	1,642
Total securities available for sale	$17,474	$-	$1,513	$15,961

Securities held to maturity:
Property assessed clean energy	$2,677	$-	$-	$2,677
Public improvement district/tax increment reinvestment zone	16,962	-	-	16,962
Total securities held to maturity	$19,639	$-	$-	$19,639
Securities, restricted:
Other	$2,842	$-	$-	$2,842

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,847	$4	$449	$15,402
Mortgage-backed securities	1,724	30	-	1,754
Total securities available for sale	$17,571	$34	$449	$17,156

Securities held to maturity:
Property assessed clean energy	$2,731	$-	$-	$2,731
Public improvement district/tax increment reinvestment zone	16,942	-	-	16,942
Total securities held to maturity	$19,673	$-	$-	$19,673
Securities, restricted:
Other	$2,432	$-	$-	$2,432

Securities not readily marketable	$100	$-	$-	$100

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

As of March 31, 2022 and December 31, 2021, securities available for sale with a fair value of $154,000 and $163,000, respectively, were pledged against trust deposit balances held at the Bank.

As of March 31, 2022 and December 31, 2021, the Bank held FRB stock in the amount of $1.6 million and $1.2 million, respectively. The Bank held FHLB stock in the amount of $1.3 million at each of March 31, 2022 and December 31, 2021. The FRB stock and FHLB stock were classified as restricted securities.

As of March 31, 2022 and December 31, 2021, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of March 31, 2022:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$3,397	$282	$10,923	$1,217	$14,320	$1,499
Mortgage-backed securities	1,562	14	-	-	1,562	14
Total	$4,959	$296	$10,923	$1,217	$15,882	$1,513

The number of investment positions in this unrealized loss position totaled seventeen as of March 31, 2022. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of March 31, 2022, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities available for sale as of March 31, 2022 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$6	$6
Due after one year through five years	1,996	1,823
Due after five years through ten years	10,157	9,300
Due after ten years	3,659	3,190
Mortgage-backed securities	1,656	1,642
Total	$17,474	$15,961

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$88,329	$83,348
Consumer installment	1,285	1,099
Real estate – residential	2,088	5,452
Real estate – commercial	62,596	62,966
Real estate – construction and land	3,026	2,585
SBA:
SBA 7(a) guaranteed	145,042	145,983
SBA 7(a) unguaranteed	56,390	52,524
SBA 504	30,170	35,348
USDA	803	806
Factored Receivables	36,653	38,636
Gross Loans	426,382	428,747
Less:
Allowance for loan losses	4,354	4,152
Net loans	$422,028	$424,595

During the second quarter of 2020, the Company began participating in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic and administered by the SBA. The PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans at March 31, 2022 and December 31, 2021, were $13.1 million and $34.1 million of loans originated under the PPP, respectively.

As of March 31, 2022, our loan portfolio included $74.7 million of loans, approximately 17.5% of our total funded loans (18.1% of total funded loans, net of PPP loans) to the dental industry, as compared to $67.3 million of loans, or 15.7% of total funded loans (17.1% of total funded loans, net of PPP loans), as of December 31, 2021. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $25.5 million and $33.8 million of non-PPP SBA loans held for sale as of March 31, 2022 and December 31, 2021, respectively. There were no loans sold for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, the Company elected to reclassify $23.3 million of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the SBA 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company and outstanding as of March 31, 2022.

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

T Bank engages, as a third-party factor, in the purchase of certain business’s accounts receivable invoices. The Bank’s factoring clients are primarily in the transportation industry. Each account debtor is credit qualified, confirming credit worthiness and stability, given the underlying debtor represents the substantive underlying credit risk. Some accounts receivable purchases are full recourse to and personally guaranteed by the factoring client. In such cases, the client is credit qualified under specific policy guidelines. Concentration limits are set and monitored for aggregate factored receivables, account debtors, and individual factoring clients. In addition, we consider the overall state of each specific industry, currently over-the-road trucking, in our evaluation of the credit worthiness of the factoring client and the underlying debtor.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Non-accrual loans:
Real estate – commercial	$146	$149
SBA guaranteed	2,356	2,039
SBA unguaranteed	63	-
Total	$2,565	$2,188

The restructuring of a loan is considered a “troubled debt restructuring” (“TDR”) if due to the borrower’s financial difficulties, the Company has granted a concession that the Company would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors, and Interagency Statements issued by the federal banking regulators, in consultation with the FASB, certain short-term loan modifications and additional accommodations made on a good faith basis in response to COVID-19 (as defined by the guidance) to borrowers who were current prior to any relief are not considered TDRs. Additionally, under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans with modifications to borrowers impacted by COVID-19. As of March 31, 2022, there was one loan remaining on COVID-19 deferment with an outstanding balance of approximately $470,000.

As of March 31, 2022 and December 31, 2021, there were no loans identified as TDRs. There were no new TDRs during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2022						Three Months Ended
SBA	$2,771	$2,141	$-	$2,141	$-	$2,761	$-
Total	$2,771	$2,141	$-	$2,141	$-	$2,761	$-

December 31, 2021						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$73	$4
SBA	3,658	3,071	-	3,071	-	6,333	21
Total	$3,658	$3,071	$-	$3,071	$-	$6,406	$25

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
March 31, 2022
Commercial and industrial	$-	$-	$-	$88,329	$88,329	$-
Consumer installment	-	-	-	1,285	1,285	-
Real estate – residential	-	-	-	2,088	2,088	-
Real estate – commercial	2,087	-	2,087	60,509	62,596	-
Real estate – construction and land	264	-	264	2,762	3,026	-
SBA	379	2,040	2,419	229,183	231,602	-
USDA	-	-	-	803	803	-
Factored Receivables	1,062	263	1,325	35,328	36,653	263
Total	$3,792	$2,303	$6,095	$420,287	$426,382	$263

December 31, 2021
Commercial and industrial	$4	$-	$4	$83,344	$83,348	$-
Consumer installment	-	-	-	1,099	1,099	-
Real estate – residential	-	-	-	5,452	5,452	-
Real estate – commercial	219	-	219	62,747	62,966	-
Real estate – construction and land	-	-	-	2,585	2,585	-
SBA	1,762	-	1,762	232,093	233,855	-
USDA	-	-	-	806	806	-
Factored receivables	1,743	400	2,143	36,493	38,636	400
Total	$3,728	$400	$4,128	$424,619	$428,747	$400

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
March 31, 2022
Commercial and industrial	$87,096	$1,233	$-	$-	$-	$88,329
Consumer installment	1,285	-	-	-	-	1,285
Real estate – residential	1,878	-	-	210	-	2,088
Real estate – commercial	62,450	-	-	146	-	62,596
Real estate – construction and land	3,026	-	-	-	-	3,026
SBA	205,760	20,381	4,128	1,333	-	231,602
USDA	803	-	-	-	-	803
Factored Receivables	36,653	-	-	-	-	36,653
Total	$398,951	$21,614	$4,128	$1,689	$-	$426,382

December 31, 2021
Commercial and industrial	$82,105	$1,243	$-	$-	$-	$83,348
Consumer installment	1,099	-	-	-	-	1,099
Real estate – residential	5,242	-	-	210	-	5,452
Real estate – commercial	62,817	-	-	149	-	62,966
Real estate – construction and land	2,585	-	-	-	-	2,585
SBA	213,630	16,265	2,659	1,301	-	233,855
USDA	806	-	-	-	-	806
Factored Receivables	38,636	-	-	-	-	38,636
Total	$406,920	$17,508	$2,659	$1,660	$-	$428,747

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
March 31, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for loan losses	59	2	(47)	32	10	123	-	148	327
Charge-offs	-	-	-	-	-	(43)	-	(103)	(146)
Recoveries	-	-	-	-	-	5	-	16	21
Net recoveries (charge-offs)	-	-	-	-	-	(38)	-	(87)	(125)
Ending balance	$1,213	$17	$29	$901	$50	$1,409	$20	$715	$4,354

March 31, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941
Provision for loan losses	109	9	(6)	54	11	250	1	-	428
Charge-offs	-	-	-	-	-	(215)	-	-	(215)
Recoveries	-	-	-	-	-	4	-	-	4
Net charge-offs	-	-	-	-	-	(211)	-	-	(211)
Ending balance	$1,037	$100	$46	$581	$111	$1,264	$19	$-	$3,158

The Company’s allowance for loan losses as of March 31, 2022 and December 31, 2021 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
March 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,213	17	29	901	50	1,409	20	715	4,354
Ending balance	$1,213	$17	$29	$901	$50	$1,409	$20	$715	$4,354

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,154	15	76	869	40	1,324	20	654	4,152
Ending balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152

The Company’s recorded investment in loans as of March 31, 2022 and December 31, 2021 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
March 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,141	$-	$-	$2,141
Loans collectively evaluated for impairment	88,329	1,285	2,088	62,596	3,026	229,461	803	36,653	424,241
Ending balance	$88,329	$1,285	$2,088	$62,596	$3,026	$231,602	$803	$36,653	$426,382

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$3,071	$-	$-	$3,071
Loans collectively evaluated for impairment	83,348	1,099	5,452	62,966	2,585	230,784	806	38,636	425,676
Ending balance	$83,348	$1,099	$5,452	$62,966	$2,585	$233,855	$806	$38,636	$428,747

Note 4. Leases

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2022 and 2027 with initial non-cancellable terms in excess of one year.

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of March 31, 2022 and December 31, 2021, right-of-use assets totaled $1.2 million and $1.4 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $1.3 million and $1.4 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of March 31, 2022, the weighted average remaining lease term is forty-nine months, and the weighted average discount rate is 3.70%.

As of March 31, 2022, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2022	$370
2023	275
2024	209
2025	204
2026	207
2027 and thereafter	54
Total minimum rental payments	1,319
Less: Interest	(56)
Present value of lease liabilities	$1,263

The Company currently receives rental income from eleven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2022 were $634,000 through 2027.

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Goodwill	$21,440	$21,440
Core deposit intangible, net	727	777

During the year ended December 31, 2021, the Company recorded goodwill of $10.7 million in connection with the acquisition of Integra. See Note 17, Acquisition, to these consolidated financial statements for more information regarding the Company’s acquisition of Integra

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $50,000 and $51,000 for the three months ended March 31, 2022 and 2021, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of March 31, 2022 and December 31, 2021 were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(981)	(931)
Net carrying amount	$727	$777

The estimated amortization expense of the core deposit intangible remaining as of March 31, 2022 is as follows:

(In thousands)
2022 remaining	$158
2023	210
2024	210
2025	149
Total	$727

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	March 31, 2022		December 31, 2021
Non-interest bearing demand	$102,422	19%	$88,876	20%
Interest-bearing demand (NOW)	7,884	1	6,459	1
Money market accounts	128,831	30	133,536	30
Savings accounts	8,693	2	7,914	2
Time deposits	196,324	48	207,384	47
Total	$444,154	100%	$444,169	100%

As of March 31, 2022, the scheduled maturities of time deposits were as follows:

(In thousands)
2022	$124,475
2023	55,962
2024	9,214
2025	5,816
2026	857
Total	$196,324

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of March 31, 2022 and December 31, 2021 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $44.5 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2022 and December 31, 2021.

The Company also has a credit line with the FRB with borrowing capacity of $23.0 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB as of March 31, 2022 and December 31, 2021. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). As of March 31, 2022, the Bank had pledged $13.2 million of PPP loans to the FRB under the PPPLF to borrow $13.2 million of funds at a rate of 0.35%, with maturities through May 2026. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the Company’s leverage ratio calculation.

As of March 31, 2022 and December 31, 2021, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three months ended March 31, 2022 and 2021.

The amount of employer contributions charged to expense under the two plans was $188,000 and $163,000 for the three months ended March 31, 2022 and 2021, respectively, and is included in salaries and employee benefits on the consolidated statements of income. The accrued payable to the plans as of March 31, 2022 was $5,000, and there was no accrued payable as of December 31, 2021.

Note 9. Income Taxes

Income tax expense was approximately $1.0 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rate was 19.6% and 22.7% for the three months ended March 31, 2022 and 2021, respectively.

Net deferred tax assets totaled $569,000 and $405,000 at March 31, 2022 and December 31, 2021, respectively.

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

There were no stock options granted, vested, or forfeited during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, options on 10,000 shares of the Company’s common stock were exercised at $4.30 per share. There were no options exercised during the three months ended March 31, 2021.

The number of options outstanding as of March 31, 2022 and December 31, 2021 was 180,000 and 190,000, respectively, and the weighted average exercise price as of March 31, 2022 and December 31, 2021 was $5.43 and $5.37, respectively. The weighted average contractual life as of March 31, 2022 and December 31, 2021 was 5.12 years and 5.62 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of March 31, 2022 and December 31, 2021 was $1.95 and $1.94, respectively.

As of March 31, 2022, all 180,000 stock options outstanding were vested, and unrecognized compensation cost totaled $143,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $17,000 and $16,000 for the three months ended March 31, 2022 and 2021, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of March 31, 2022, all 210,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the restricted stock awards were vested as of March 31, 2022 and December 31, 2021. The weighted average contractual life as of March 31, 2022 and December 31, 2021 was 2.22 years and 2.46 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $69,000 for each of the three months ended March 31, 2022 and 2021, related to the restricted stock awards. As of March 31, 2022, there was $567,000 of unrecognized compensation cost related to the restricted stock awards.

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

The following table summarizes loan commitments:

(In thousands)	March 31, 2022	December 31, 2021
Undisbursed loan commitments	$39,390	$33,704
Standby letters of credit	282	282
Total	$39,672	$33,986

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of March 31, 2022 and December 31, 2021.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 31% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $77,000 and $304,000 during the three months ended March 31, 2022 and March 31, 2021, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $19,000 and $76,000 in fees receivable related to these services at March 31, 2022 and December 31, 2021, respectively, which is included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $214,000 and $225,000 payable to Cain Watters related to this agreement at March 31, 2022 and December 31, 2021, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $7.9 million and $9.2 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of March 31, 2022 and December 31, 2021.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of March 31, 2022 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of March 31, 2022, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$70,405	19.29%	$38,320	10.50%	$36,496	10.00%
T Bank, N.A.	71,093	19.65	37,982	10.50	36,174	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	66,051	18.10	31,021	8.50	29,196	8.00
T Bank, N.A.	66,739	18.45	30,748	8.50	28,939	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	48,801	13.37	25,547	7.00	23,722	6.50
T Bank, N.A.	66,739	18.45	25,322	7.00	23,513	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	66,051	12.28	21,519	4.00	26,899	5.00
T Bank, N.A.	66,739	12.55	21,267	4.00	26,584	5.00

As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$66,946	18.55%	$37,894	10.50%	$36,089	10.00%
T Bank, N.A.	67,454	18.87	37,542	10.50	35,754	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	62,794	17.40	30,676	8.50	28,871	8.00
T Bank, N.A.	63,302	17.70	30,391	8.50	28,604	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	45,544	12.62	25,263	7.00	23,458	6.50
T Bank, N.A.	63,302	17.70	25,028	7.00	23,240	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	62,794	11.82	21,245	4.00	26,557	5.00
T Bank, N.A.	63,302	12.06	21,002	4.00	26,252	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of March 31, 2022, approximately $3.3 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three months ended March 31, 2022 and 2021:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2022
Income Statement
Total interest income	$7,549	$-	$-	$7,549
Total interest expense	673	-	219	892
Provision for loan losses	327	-	-	327
Net interest income (loss) after provision for loan losses	6,549	-	(219)	6,330
Non-interest income	255	9,704	-	9,959
Depreciation and amortization expense	95	16	-	111
All other non-interest expense	3,578	6,815	455	10,848
Income (loss) before income tax	$3,130	$2,873	$(674)	$5,330

Goodwill and other intangibles	$19,817	$2,350	$-	$22,167
Total assets	$556,766	$10,224	$375	$567,365

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2021
Income Statement
Total interest income	$6,314	$-	$-	$6,314
Total interest expense	731	-	219	950
Provision for loan losses	428	-	-	428
Net interest income (loss) after provision for loan losses	5,155	-	(219)	4,936
Non-interest income	184	9,146	85	9,415
Depreciation and amortization expense	92	39	-	131
All other non-interest expense	2,135	6,178	349	8,662
Income (loss) before income tax	$3,112	$2,929	$(483)	$5,558

Goodwill and other intangibles	$9,307	$2,350	$-	$11,657
Total assets	$527,551	$10,467	$411	$538,429

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2022
Securities available for sale:
U.S. government agencies	$-	$14,319	$-	$14,319
Mortgage-backed securities	-	1,642	-	1,642

As of December 31, 2021
Securities available for sale:
U.S. government agencies	$-	$15,402	$-	$15,402
Mortgage-backed securities	-	1,754	-	1,754

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three months ended March 31, 2022, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of March 31, 2022 and December 31, 2021, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of March 31, 2022 and December 31, 2021, foreclosed assets totaled $1.1 million consisting of two loans that were foreclosed during 2021 and were recorded at fair value. There were no foreclosed assets during the three months ended March 31, 2022 and 2021, and there were no foreclosed assets re-measured during the three months ended March 31, 2022 and 2021.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three months ended March 31, 2022 and 2021, the Company had no sale of loans and did not add any servicing assets. There was no allowance provision for servicing assets for the three months ended March 31, 2022 and 2021.

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

Securities held to maturity. The securities in this category include PACE and PID/TIRZ investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. These investments have no readily determinable fair value.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$39,343	$39,343
Level 2 inputs:
Securities available for sale	15,961	15,961
Securities, restricted	2,842	2,842
Loans held for sale	25,480	28,268
Accrued interest receivable	2,033	2,033
Level 3 inputs:
Securities held to maturity	19,639	19,639
Securities not readily marketable	100	100
Loans, net	422,028	426,611
Servicing asset	626	626
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	102,422	102,536
Level 2 inputs:
Interest bearing deposits	341,732	334,054
Borrowed funds	25,200	25,200
Accrued interest payable	309	309

	December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$45,992	$45,992
Level 2 inputs:
Securities available for sale	17,156	17,156
Securities, restricted	2,432	2,432
Loans held for sale	33,762	37,549
Accrued interest receivable	2,268	3,787
Level 3 inputs:
Securities held to maturity	19,673	19,673
Securities not readily marketable	100	100
Loans, net	424,595	430,810
Servicing asset	503	503
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	88,876	87,670
Level 2 inputs:
Interest bearing deposits	355,293	359,606
Borrowed funds	46,521	46,521
Accrued interest payable	561	561

Note 16. Recent Accounting Pronouncements

FASB Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 became effective for most public companies on January 1, 2020, subject to a company’s election to defer implementation due to the COVID-19 pandemic. On July 17, 2019, the FASB proposed to delay the implementation of the current expected credit loss standard (“CECL”) for certain companies including smaller reporting companies (“SRCs”) as defined by the SEC. The Company falls within the definition of an SRC under applicable rules promulgated by the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The Company has developed processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 may increase their allowance for loan losses balance, the adoption of the CECL methodology will be significantly influenced by the composition, characteristics and quality of the loan portfolio along with the prevailing economic conditions and forecasts as of the adoption date.

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

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Integra operations included in the Company’s consolidated Statements of Income for the three months ended March 31, 2022. In addition, the table presents unaudited condensed pro forma financial information assuming that the Integra acquisition was completed as of January 1, 2021. Integra was a subchapter S corporation and as such, income tax on its earnings was paid by its shareholders. The results shown below for the period prior to the acquisition include an estimate for income tax at the Company’s statutory rate.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition occurred on January 1, 2021, nor is it indicative of future results.

(In thousands)	Integra for the Three Months ended March 31, 2022	Actual Consolidated for the Three Months Ended March 31, 2022	Pro Forma Combined for the Three Months Ended March 31, 2021
Net interest income	$1,837	$6,330	$5,973
Noninterest income	154	9,959	9,529
Noninterest expense	768	10,959	9,287
Net income after income taxes	966	4,285	4,818

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2021 Form 10-K, and under the section entitled “Risk Factors” in this Form 10-Q, including, but not limited to, the following:

●	changes in interest rates, including the recent significant increases in market interest rates;
●	risks associated with the uncertain inflationary outlook in the United States and our market areas;
●

the potential for a recession and the negative and adverse impact a recession would have on our earnings, capital and financial position resulting from higher losses on the Bank’s loan and factored receivables portfolios; a decline in the equity and fixed income markets that would reduce assets under management and capital markets activity, thereby reducing the earnings at Sanders Morris and Tectonic Advisors, as well as earnings on trust assets at the Bank;

●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●

risks associated with the COVID-19 global pandemic (“COVID-19”), or any current or future variants of COVID-19, including, among others, business disruption for our customers, customers’ ability to fulfill their financial obligations to the Company, our employees’ ability to conduct banking and other transactions, the response of governmental authorities to the COVID-19 pandemic, or any current or future variants thereof, and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	the adequacy of our allowance for loan losses;
●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	risks specific to commercial loans and borrowers (particularly dental and SBA loans);
●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	our ability to manage our credit risk;

●	regulatory scrutiny related to our loan portfolio, including commercial real estate;
●	the earning capacity of our borrowers;
●	fluctuation in the value of our investment securities;
●	our inability to identify and address potential conflicts of interest;
●	our ability to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	the development of an active, liquid market for the Series B preferred stock;
●	fluctuations in the market price of the Series B preferred stock;
●	our ability to raise additional capital, particularly during times of stress;
●	the soundness of other counterparty financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics, such as COVID-19, or any current or future variants thereof;
●	the effects of terrorism and acts of war or threat thereof, including the current conflict in Ukraine, and efforts by the U.S. to combat it;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	political instability and changes in tariffs and trade barriers;
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

In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, terrorism or other geopolitical events.

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

General

We are a financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, qualified plan recordkeeping and insurance services to individuals, small businesses and institutions across the United States.

The following discussion and analysis presents our consolidated financial condition as of Mach 31, 2022 and December 31, 2021, and our consolidated results of operations for the three months ended March 31, 2022 and 2021. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2021 Form 10-K.

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

Accounting policies related to the allowance for loan losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance, which includes allowance allocations calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in our loan portfolio. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2021 Form 10-K for additional information regarding critical accounting policies.

Performance Summary

Net income available to common shareholders decreased $13,000, or 0.3%, to $3.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Earnings per diluted common share were $0.53 and $0.59 for the three months ended March 31, 2022 and 2021, respectively.

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

For the three months ended March 31, 2022, annual return on average assets was 2.97%, compared to 3.38% for the same period in the prior year, and annual return on average tangible common equity was 34.28%, compared to 49.85% for the same period in the prior year. The lower annual return ratios for the three months ended March 31, 2022 were due to a slight decrease in income which was outpaced by increases in average assets and average tangible common equity compared to the same period in the prior year. The growth in average tangible common equity between the two periods is primarily related to shares of Company common stock issued for the Company’s acquisition of Integra Funding Solutions, LLC, a Texas limited liability company (“Integra”), on July 1, 2021, and earnings, net of preferred stock and common stock dividends paid, from March 31, 2021 to March 31, 2022. The growth in average assets is primarily attributable to growth in loans and to assets acquired from the Company’s acquisition of Integra.

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands, except percentages)	As of and for the Three Months Ended March 31, 2022	As of and for the Three Months Ended March 31, 2021
Income available to common shareholders	$3,897	$3,910

Average shareholders’ equity	$85,553	$60,716
Less: average goodwill	21,440	10,729
Less: average core deposit intangible	760	928
Less: average preferred stock	17,250	17,250
Average tangible common equity	$46,103	$31,809
Annual return on average tangible common equity	34.28%	49.85%

Total assets decreased $17.6 million, or 3.0%, to $567.4 million as of March 31, 2022, from $585.0 million as of December 31, 2021. This decrease was primarily due to a decrease of $8.3 million for loans held for sale, the forgiveness of $24.0 million of PPP loans by the SBA during the period and a decrease of $6.6 million for cash and due from banks, partly offset by an increase of $21.4 million for non-PPP SBA loans, net of allowance for loan losses. Substantially all loans outside of those made under the PPP are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $2.5 million, or 3.0%, to $87.3 million as of March 31, 2022, from $84.8 million as of December 31, 2021. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The effective federal funds rate was at zero to 0.25% throughout 2021, and was raised by 0.25% during March 2022, to an effective rate of 0.25% to 0.50% as of March 31, 2022.

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

Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31, 2022 vs March 31, 2021
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$5	$12	$17
Securities	72	117	189
Loans, net of unearned discount (1)	815	214	1,029
Total earning assets	892	343	1,235

Savings and interest-bearing demand	-	2	2
Money market deposit accounts	(1)	25	24
Time deposits	(111)	74	(37)
FHLB and other borrowings	2	(49)	(47)
Total interest-bearing liabilities	(110)	52	(58)

Changes in net interest income	$1,002	$291	$1,293

(1)	Average loans include non-accrual.

Net interest income increased $1.3 million, or 24.1%, from $5.4 million for the three months ended March 31, 2021 to $6.7 million for the three months ended March 31, 2022. Net interest margin for the three months ended March 31, 2022 and 2021 was 5.00% and 4.47%, respectively, an increase of 53 basis points. The increase in net interest income and margin was primarily due to the increase in the average yield in interest-earning assets attributable to the factored receivables acquired in the Integra acquisition and increase in SBA loan volume, which was partly offset by a decrease of the recognition of PPP-related SBA fees. Other changes included a decrease in average rates paid on interest-bearing deposits and an increase in average volume of interest-bearing deposits, which replaced the Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings as PPP loans have been forgiven by the SBA and paid off.

The average volume of interest-earning assets increased $52.3 million, or 10.7%, from $487.2 million for the three months ended March 31, 2021 to $539.5 million for the three months ended March 31, 2022. The average volume of loans increased $13.5 million, or 3.1%, from $438.8 million for the three months ended March 31, 2021 to $452.2 million for the three months ended March 31, 2022. The increase in the average volume of loans included increases of $56.4 million for organic loan growth and $37.0 million for factored receivables related to the Integra acquisition during the third quarter of 2021, partly offset by an $80.0 million decrease of PPP loans. The average yield for loans increased 75 basis points from 5.70% for the three months ended March 31, 2021 to 6.45% for the three months ended March 31, 2022. During the three months ended March 31, 2022, we recognized $2.0 million of interest income related to the factored receivables, with an average yield of 22.0%. Total average volume of PPP loans was $23.3 million and $103.3 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we recognized $172,000 in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was a decrease of $1.5 million from the same period in the prior year. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans decreased to 4.0% during the three months ended March 31, 2022, from 7.4% for the same period in the prior year. The average volume of interest-bearing deposits held at the Federal Reserve Bank of Dallas (“FRB”) increased $24.8 million as a result of the increase in non-interest-bearing deposits during the current and prior quarters. The average volume of securities increased $14.0 million due to the purchase of Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments during the second quarter of 2021. The average yield on securities increased 112 basis points from 2.28% for the three months ended March 31, 2021 to 3.40% for the three months ended March 31, 2022.

The average volume of interest-bearing liabilities increased $3.7 million, or 0.9%, from $390.3 million for the three months ended March 31, 2021 to $393.9 million for the three months ended March 31, 2022. The average volume of interest-bearing deposits increased $59.7 million, and the average interest rate paid on interest-bearing deposits decreased 17 basis points from 0.91% for the three months ended March 31, 2021 to 0.74% for the three months ended March 31, 2022. The average volume of non-interest bearing deposits increased $40.4 million, or 72.1%, from $56.0 million for the three months ended March 31, 2021 to $96.5 million for the three months ended March 31, 2022. The average cost of deposits during the three months ended March 31, 2021 was impacted by decreases in interest rates paid on time deposits. The average volume of FHLB and other borrowings decreased $56.1 million, or 68.3%, from $82.1 million for the three months ended March 31, 2021 to $26.1 million for the three months ended March 31, 2022, consisting mostly of funding from the PPPLF, at an interest rate of 0.35%, used to fund the PPP loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$47,292	$22	0.19%	$22,468	$5	0.09%
Securities	39,948	335	3.40	25,939	146	2.28
Loans, net of unearned discount (1)	452,237	7,192	6.45	438,784	6,163	5.70
Total earning assets	539,477	7,549	5.68	487,191	6,314	5.26
Cash and other assets	50,081			31,128
Allowance for loan losses	(4,129)			(2,945)
Total assets	$585,429			$515,374
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$14,579	9	0.25%	$12,091	7	0.23%
Money market deposit accounts	135,106	122	0.37	107,089	98	0.37
Time deposits	206,182	519	1.02	176,968	556	1.27
Total interest-bearing deposits	355,867	650	0.74	296,148	661	0.91
FHLB and other borrowings	26,059	23	0.36	82,113	70	0.35
Subordinated notes	12,000	219	7.40	12,000	219	7.40
Total interest-bearing liabilities	393,926	892	0.92	390,261	950	0.99
Non-interest-bearing deposits	96,467			56,044
Other liabilities	9,483			8,353
Total liabilities	499,876			454,689
Shareholders’ equity	85,553			60,716
Total liabilities and shareholders’ equity	$585,429			$515,374

Net interest income		$6,657			$5,364
Net interest spread			4.76%			4.27%
Net interest margin			5.00%			4.47%

(1)	Includes non-accrual loans.

Provision for Loan Losses

For the three months ended March 31, 2022, the provision for loan losses totaled $327,000, compared to $428,000 for the three months ended March 31, 2021. We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.

For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Trust income	$1,598	$1,440
Advisory income	3,574	3,017
Brokerage income	2,471	2,564
Service fees and other income	2,216	2,306
Rental income	100	88
Total	$9,959	$9,415

Total non-interest income for the three months ended March 31, 2022 increased $544,000, or 5.8%, compared to the same period in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months ended March 31, 2022 increased $158,000, or 11.0%, compared to the same period in the prior year. The increase in trust income between the periods is due to an increase in the average market value of the trust assets for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. During the three months ended March 31, 2021, there was continued uncertainty related to the economic impacts of the ongoing COVID-19 pandemic, which led to volatility in asset values. In addition, there was an increase in net flows to assets held in custody during 2021, as shown in the rollforward of client assets below, which increased the value of our assets during the three months ended March 31, 2022 over the values during the three months ended March 31, 2021. Volatility related to impacts of geo-political instability related to the war in Ukraine, regulatory action, including increases in market interest rates by the Federal Reserve aimed at tempering inflation, or continuing effects of the COVID-19 pandemic, including supply-chain disruptions, all of which are likely to impact the bond and equity markets, or other factors, could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three months ended March 31, 2022, advisory income increased $557,000, or 18.5%, compared to the same period in the prior year. The increase in advisory income between the two periods is due to an increase in the average market value of the advisory assets for the three months ended March 31, 2022 as compared to the same period in the prior year. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. Net inflows to our assets under management throughout 2021, as well as market appreciation, in part from a decrease in volatility related to decreased uncertainty as to the effects of the ongoing COVID-19 pandemic between the two periods, resulted in an increase in asset values, and an increase in our advisory income. Volatility related to regulatory action, including the effects of inflation and of increases in market interest rates by the Federal Reserve aimed at tempering inflation, as well as supply chain disruptions related to geo-political instability, including the war in Ukraine, and/or disruptions related to continuing world-wide effects of the COVID-19 pandemic, are likely to impact the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three months ended March 31, 2022 decreased $93,000, or 3.6%, compared to the same period in the prior year. The majority of the decrease was related to a decrease of $710,000 in commission income from general over-the-counter trading during the three months ended March 31, 2022 over the same period in the prior year, which were offset by increases in commissions from syndicated offering activity of $520,000 and an increase in income from margin lending of $145,000, as well as other immaterial changes in brokerage income. These fluctuations were primarily the result of normal variances in general trading activity related to changing market conditions, with the increase in income from margin lending being influenced by an increase in interest rates on margin lending. Private offering and syndicated public offering activity did recover somewhat during 2021, but expectations of economic disruption related to geo-political factors and increases in market interest rates by the Federal Reserve, among other factors, are expected to lead to economic uncertainty and volatility, which is likely to decrease offering activity given price uncertainty in the face of volatile markets.

The table below reflects a rollforward of our client assets from March 31, 2021 through March 31, 2022, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2020 through March 31, 2022. Our brokerage and advisory assets experienced an increase of approximately $725.7 million, or 14.7%, between March 31, 2021 and March 31, 2022, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2020	$4,524,376
Client inflows	519,177
Client outflows	(437,760)
Net flows	81,417
Market appreciation	335,882
As of March 31, 2021	$4,941,675
Client inflows	2,123,450
Client outflows	(1,765,995)
Net flows	357,455
Market appreciation	310,182
As of December 31, 2021	$5,609,312
Client inflows	865,781
Client outflows	(581,614)
Net flows	284,167
Market depreciation	(226,134)
As of March 31, 2022	$5,667,345

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three months ended March 31, 2022 decreased $90,000, or 3.9%, compared to the same period in the prior year. The decrease was the result of decreases in income distributions from an interest in securities not readily marketable of $85,000 and a decrease in income from loan servicing fees related to the Bank’s loan servicing fees and rights of $105,000, as well as a decrease in pension administration fees of $33,000 and a decrease in other income from errors at Sanders Morris of $32,000. These decreases were offset by an increase in service fees from the Bank’s Integra factoring division of $154,000, which was acquired effective July 1, 2021, and other immaterial fluctuations netting to an increase of $11,000. The decrease in third-party administration fees was primarily due to timing differences in completion of plan administration work between the two periods, pushing a larger portion of the work and related revenue into later quarters in the current year, compared to 2021.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended March 31, 2022 increased $12,000, or 13.6%, compared to the same period in the prior year. The increase was primarily due to a new tenant moving into vacant space during the second quarter 2021.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Salaries and employee benefits	$7,456	$5,866
Occupancy and equipment	450	427
Trust expenses	598	564
Brokerage and advisory direct costs	528	506
Professional fees	401	450
Data processing	169	205
Other	1,357	775
Total	$10,959	$8,793

Total non-interest expense for the three months ended March 31, 2022 increased $2.2 million, or 24.6%, compared to the same period in the prior year, due to increases in salaries and employee benefits, occupancy expense, trust expenses, and other expenses, which were partially offset by decreases brokerage and advisory direct costs, professional fees, and data processing expense. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2022 increased $1.6 million, or 27.1%, compared to the same period in the prior year. The increase was primarily due to increases in bonuses, salaries, and related payroll expenses in our Banking segment, and in our Other Financial Services segment, primarily within the Bank’s Nolan division, as well as increases at Tectonic Advisors and Sanders Morris. In addition, health insurance and other employee benefits costs increased for the three months ended March 31, 2022 across the Company by $104,000, compared to the same period in the prior year due primarily to increases in headcount and rate increases. The increases in salary, bonus, and other related payroll costs during the three months ended March 31, 2022 relate primarily to an increase in salary and bonus expenses in our Banking segment of $954,000, $508,000 of which is related to the acquisition of the Bank’s Integra division in July 2021, and the remainder of which is related to merit increases in salaries and an increase in headcount, including in the Bank’s SBA division. Salaries and bonuses in our Other Financial Services segment increased $483,000, of which $303,000 is related to the Bank’s Nolan division, related to increases in headcount in response to growth in plan administration work in 2022, as well as increases in salaries at Tectonic Advisors of $98,000 due to merit increases and additional headcount in our investment operations team resulting from increases in our assets under management, and an increase in salary, commission, earnouts and incentive bonuses at Sanders Morris totaling $72,000, and an increase in stock compensation expense of $17,000, and an increase in salary and bonus expense at the Bank’s trust division of $11,000 over the same period in the prior year.

Occupancy and equipment expense. Occupancy and equipment expense for the three months ended March 31, 2022 increased $23,000, or 5.4%, compared to the same period in the prior year. The increase was related to increases totaling $71,000 at our Banking segment, offset by a decrease of $48,000 in our Other Financial Services segment. The increase of $71,000 at our Banking segment included an increase of $50,000 related to the acquisition of the Bank’s Integra division in July 2021, as well as increases in the Bank’s facilities expense of $21,000. The decrease of $47,000 in our Other Financial Services segment included decreases in depreciation expense of $23,000, facilities expense of $12,000, utilities and common area maintenance expense of $9,000, and in repairs expense of $7,000, partially offset by immaterial net increases of $3,000.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three months ended March 31, 2022 increased $34,000, or 6.0%, compared to the same period in the prior year due to an increase in the value of trust assets for the three months ended March 31, 2022 over the value during the same period in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three months ended March 31, 2022 increased $22,000, or 4.3%, compared to the same period in the prior year. The increase for the three months ended March 31, 2022 related primarily to increases in information and other service fees at Tectonic Advisors of $34,000 and at Sanders Morris of $6,000, and an increase in fees related to advisory assets at Sanders Morris of $17,000 and in execution charges on brokerage transactions of $4,000, offset by decreases in brokerage and exchange clearing fees at Sanders Morris of approximately $21,000, and decreases in referral fees of $18,000, compared to the same period in the prior year.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three months ended March 31, 2022 decreased $49,000, or 10.9%, compared the same period in the prior year. The decreases were the result of decreases of $80,000 and $6,000 in our Other Financial Services and Holdco segments, respectively, offset by an increase of $37,000 in our Banking segment. The decrease in our Other Financial Services segment was primarily due to a decrease of $102,000 at the Bank’s trust department, which was primarily due to a decrease in consulting fees related to our participant directed plan services team, where staff increases have allowed us to reduce our reliance on consultants. This decrease was offset by an increase at the Bank’s Nolan division of $17,000 and legal fees at Tectonic Advisors of $4,000. The increase of $37,000 in our Banking segment for the three months ended March 31, 2022, which included an increase of $10,000 related to the Bank’s Integra division, was related to an increase in audit and tax consulting fees of $49,000, offset by a net decrease in legal and professional fees of $12,000.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for the three months ended March 31, 2022 decreased $36,000, or 17.6%, compared to the same period in the prior year. The decrease was the result of a decrease of $42,000 in our Banking segment, offset by an increase of $6,000 in our Other Financial Services segment. The decrease in our Banking segment was primarily related to the conversion of the Bank’s core accounting system during the three months ended March 31, 2021, which increased expense during that earlier period. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s trust division of $11,000, offset by a decrease at the Bank’s Nolan division of $5,000.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three months ended March 31, 2022 increased $582,000, or 75.1%, compared to the same period in the prior year. The increase included increases of $339,000 and $161,000 in our Banking and Other Financial Services segments, respectively, and an increase in our Holdco segment of $82,000. The increase of $339,000 in our Banking segment included an increase of $124,000 related to other expenses at the Bank’s Integra division which was acquired in July 2021 and includes increases in marketing and advertising costs of $39,000, bank charges of $32,000, software costs of $12,000, and other operating costs of $41,000. Other increases in our Banking segment included an increase of $88,000 in software licenses, an increase of $36,000 in employee recruitment related primarily to growth, an increase in business insurance expense of $19,000, and an increase in bank service charges of $20,000, and other individually immaterial increases. The increase of $161,000 in our Other Financial Services segment was related to an increase in our marketing, advertising and public relations costs of $89,000, which includes marketing initiatives at Tectonic Advisors related to assets under management attributable to Cain Watters clients, and other marketing initiatives across the Company, as well as  increases in travel, meals, and lodging of $25,000, and a net increase of $19,000 in software, licenses, and computer services related to technology initiatives across the company, and other individually smaller fluctuations which increased other expenses by $28,000. The increase of $82,000 in our Holdco segment was primarily the result of an increase of $67,000 in marketing and public relations initiatives across the Company, as well as other immaterial fluctuations netting to a $15,000 increase compared to the same period in the prior year.

Income Taxes

Income tax expense for the three months ended March 31, 2022 was approximately $1.0 million, compared to $1.3 million for the same period in the prior year. The effective income tax rate was 19.6% for the three months ended March 31, 2022, compared to 22.7% for the same period in the prior year.

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

The following table presents key metrics related to our segments:

	Three Months Ended March 31, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,131	$9,704	$(219)	$16,616
Income (loss) before taxes	$3,131	$2,873	$(674)	$5,330

	Three Months Ended March 31, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$5,767	$9,146	$(134)	$14,779
Income (loss) before taxes	$3,112	$2,929	$(483)	$5,558

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three months ended March 31, 2022 increased $19,000, or 0.6%, compared to the same period in the prior year. The increase was primarily the result of a $1.3 million increase in net interest income, a $101,000 decrease in the provision for loan losses, and a $71,000 increase in non-interest income, partly offset by a $1.4 million increase in non-interest expense.

Net interest income for the three months ended March 31, 2022 increased $1.3 million, or 23.2%, compared to the same period in the prior year, primarily due to an increase in interest-earning assets attributable to the factored receivables, related to the acquisition of Integra during the third quarter of 2021, and an increase in non-PPP SBA loan volume, partly offset by a decrease of the recognition of PPP-related SBA fees. Other changes included a decrease in average rates paid on interest-bearing deposits and an increase in average volume of interest-bearing deposits, which replaced the Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings as PPP loans have been forgiven by the SBA and paid off. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three months ended March 31, 2022 totaled $327,000, compared to $428,000 for the same period in the prior year. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended March 31, 2022 increased $71,000, or 38.6%, compared to the same period in the prior year. The increase was due to the recording of $154,000 for factoring service fees for the three months ended March 31, 2022, related to the Integra acquisition during the third quarter of 2021, a $12,000 increase in rental income and a $10,000 increase in deposit servicing fees, partly offset by a $105,000 decrease in loan servicing fees. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2022 increased $1.4 million, or 64.9%, compared to the same period in the prior year. The increases included salaries and employee benefits of $1.0 million for annual merit increases and increases in staff (including $564,000 for the addition of Integra), and incentive bonuses, occupancy and equipment expense of $70,000 (including $62,000 for the addition of Integra), professional fees of $37,000 (including $10,000 for the addition of Integra), and other expenses of $339,000 (including $112,000 for the addition of Integra, $100,000 for software development, $36,000 for employee recruiting fees, $22,000 for FDIC insurance premiums, $22,000 for other real estate expenses, $18,000 for other insurance premiums, and $29,000 for various other expenses), partly offset by a decrease in data processing of $86,000 (related to the Bank’s core system conversion costs during the three months ended March 31, 2021, and $22,000 for the operations of Integra for the three months ended March 31, 2022). See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three months ended March 31, 2022 decreased $56,000, or 1.9%, compared to the same period in the prior year. The increase during the three months ended March 31, 2022 was the result of an increase of $558,000 in non-interest income for the three months ended March 31, 2022, offset by an increase of $614,000 in non-interest expense.

Non-interest income for the three months ended March 31, 2022 increased $558,000, or 6.1%, compared to the same period in the prior year. The increase was primarily due to increases in advisory and trust income totaling $715,000 for the three months ended March 31, 2022, related to net inflows to our assets under management throughout 2021, as well as an increase in asset values compared to the same period in the prior year, when there was continued uncertainty as to the effects of the ongoing COVID-19 pandemic. These increases were offset by a decrease in brokerage income and service fees and other income of $93,000 and $64,000, respectively. The decrease in brokerage income was primarily the result of a decrease in commissions earned from general over-the-counter trading of $710,000 compared to the same period in the prior year, which was partially offset by an increase in commissions earned from offering activity of $475,000 and an increase in income from margin lending of $145,000 related to increases in market interest rates during the three months ended March 31, 2022, and other immaterial decreases. The decrease in service fees and other income was primarily related to decreases in revenue at the Bank’s Nolan division of $33,000 due primarily to timing differences compared to the flow of revenue during the same period in the prior year, and in a decrease in errors at Sanders Morris of $31,000. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2022 increased $614,000, or 9.9%, compared to the same periods in the prior year. These increases were related to increases in salaries and employee benefits of $519,000, an increase in other expenses of $160,000, and increases in trust expenses and brokerage and advisory direct costs. These increases were offset by decreases in occupancy and equipment expense and in professional fees. Salaries and employee benefits expense in our Other Financial Services segment increased $519,000, of which $324,000 is related to promotions, merit increases and increases in headcount at the Bank’s Nolan division, in response to growth in plan administration work in 2022, as well as increases in salaries, bonuses, and commissions at Tectonic Advisors and Sanders Morris of  $183,000 from additional headcount in our investment operations team related to increases in our assets under management, and an increase in salary, commission, earnouts, incentive bonuses, and stock compensation from merit increases and increases in advisory and syndicated offering activity.  In addition, salary and benefits expense at the Bank’s trust division increased by $12,000 over the same period in the prior year. The increases in other expenses included an increase in marketing advertising and public relations expense of $89,000, related to initiatives across the segment aimed at supporting growth in our assets under management and our brokerage and third party administration services, increases in travel, meals, and lodging of $25,000, and a net increase of $19,000 in software, licenses, and computer services related to technology initiatives, and other immaterial fluctuations. Our trust expense increased by $34,000, and our brokerage and advisory direct costs increase by $22,000. The decreases in our occupancy and equipment expense and professional fees were primarily related to a decrease in information services expenses, and a decrease in professional fees related to consulting fees in our participant directed plan services team related to staffing increases, which reduced our reliance upon consultants, respectively. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The loss before taxes for the three months ended March 31, 2022 increased $191,000, or 39.5%, compared to the same period in the prior year. The increase in the loss was due to a decrease in service fees and other income related to a decrease in distributions from securities not readily marketable of $85,000, an increase in salaries and benefits expense of $29,000 related to an increase in salary, bonuses, and related payroll taxes of $46,000, offset by a decrease in stock compensation expense of $17,000, and an increase in other expenses of $83,000, primarily related to an increase in costs for branding initiatives at our parent company of $67,000. These increases were offset by a decrease in professional fees of $6,000.

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

As of March 31, 2022, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

As of March 31, 2022 and December 31, 2021, the Bank held FRB stock in the amount of $1.6 million and $1.2 million, respectively. The Bank held FHLB stock in the amount of $1.3 million at each of March 31, 2022 and December 31, 2021. The FRB stock and FHLB stock were classified as restricted securities.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of March 31, 2022		As of December 31, 2021
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,818	$14,319	$15,847	$15,402
Mortgage-backed securities	1,656	1,642	1,724	1,754
Total securities available for sale	$17,474	$15,961	$17,571	$17,156

Securities held to maturity:
PACE investments	$2,677	$2,677	$2,731	$2,731
PID/TIRZ investments	16,962	16,962	16,942	16,942
Total securities held to maturity	$19,639	$19,639	$19,673	$19,673

Securities, restricted:
Other	$2,842	$2,842	$2,432	$2,432

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of March 31, 2022. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
U.S. government agencies	$-	-%	$2,001	0.54%	$10,157	1.07%	$3,660	0.83%	$15,818	0.95%
Mortgage-backed securities	-	-	970	3.17	-	-	686	2.45	1,656	2.87
Total	$-	-%	$2,971	1.40%	$10,157	1.07%	$4,346	1.09%	$17,474	1.13%
Securities held to maturity:
PACE investments	$-	-%	$-	-%	$-	-%	$2,678	7.32%	$2,678	7.32%
PID/TIRZ investments	-		2,736	4.12	-	-	14,226	6.02	16,962	5.71
Total	$-	-%	$2,736	4.12%	$-	-%	$16,904	6.22%	$19,640	5.93%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$2,842	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, decreased $2.3 million, or 0.5%, to $426.4 million at March 31, 2022, compared to $428.7 million at December 31, 2021. The decrease included $21.0 million of PPP loans forgiven by the SBA or repaid during the period, partly offset by increase of $18.7 million for organic loan growth. Total outstanding PPP loans were $13.1 million at March 31, 2022. SBA loans comprise the largest group of loans in our portfolio totaling $231.6 million, or 54.3% (52.9% excluding PPP loans) of the total loans at March 31, 2022, compared to $233.9 million, or 54.5% (50.6% excluding PPP loans) at December 31, 2021. Commercial and industrial loans totaled $88.3 million, or 20.7% (21.4% excluding PPP loans), of the total loans at March 31, 2022, compared to $83.3 million, or 19.4% (21.1% excluding PPP loans), at December 31, 2021. Commercial and construction real estate loans totaled $65.6 million, or 15.4% (15.9% excluding PPP loans), of the total loans at March 31, 2022, compared to $65.6 million, or 15.3% (16.6% excluding PPP loans), at December 31, 2021.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	March 31, 2022		December 31, 2021
Commercial and industrial	$88,329	20.7%	$83,348	19.4%
Consumer installment	1,285	0.3	1,099	0.3
Real estate – residential	2,088	0.5	5,452	1.3
Real estate – commercial	62,596	14.7	62,966	14.7
Real estate – construction and land	3,026	0.7	2,585	0.6
SBA 7(a) guaranteed	145,042	34.0	145,983	34.0
SBA 7(a) unguaranteed	56,390	13.2	52,524	12.3
SBA 504	30,170	7.1	35,348	8.2
USDA	803	0.2	806	0.2
Factored Receivables	36,653	8.6	38,636	9.0
Total Loans	$426,382	100.0%	$428,747	100.0%

At origination, the Company determines whether holding the guaranteed portion of SBA 7(a) and USDA loans provide better long-term risk adjusted returns than selling the loans, and records as either held for investment or held for sale. The Company records held for sale loans at the lower of cost or fair value. Loans held for sale totaled $25.5 million and $33.8 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company elected to reclassify $23.3 million of the SBA 7(a) loans held for sale to held for investment.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2022, our loan portfolio included $74.7 million of loans, approximately 17.5% of our total funded loans (18.1% excluding PPP loans), to the dental industry, compared to $67.3 million, or approximately 15.7% of our total funded loans (17.1% excluding PPP loans), as of December 31, 2021. We believe that these loans are to credit worthy borrowers and are diversified geographically.

As of March 31, 2022, 58.2% of the Company’s loan portfolio, or $248.1 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for the Company’s loan portfolio as of March 31, 2022 and December 31, 2021, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Maturity Distribution of Loan Portfolio at March 31, 2022
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$12,526	$11,980	$63,683	$140	$88,329
Consumer installment	317	968	-	-	1,285
Real estate – residential	124	1,964	-	-	2,088
Real estate – commercial	17,867	36,636	6,514	1,579	62,596
Real estate – construction and land	2,003	745	278	-	3,026
SBA 7(a) guaranteed	116,366	26,183	2,493	-	145,042
SBA 7(a) unguaranteed	47,939	7,361	864	226	56,390
SBA 504	13,466	13,044	3,660	-	30,170
USDA	803	-	-	-	803
Factored Receivables	36,653	-	-	-	36,653
Total	$248,064	$98,881	$77,492	$1,945	$426,382

	Loans Due After One Year at March 31, 2022
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$74,461	$1,342	$75,803
Consumer installment	968	-	968
Real estate – residential	1,964	-	1,964
Real estate – commercial	7,891	36,838	44,729
Real estate – construction and land	1,023	-	1,023
SBA 7(a) guaranteed	16,603	12,073	28,676
SBA 7(a) unguaranteed	1,410	7,041	8,451
SBA 504	-	16,704	16,704
USDA	-	-	-
Factored Receivables	-	-	-
Total	$104,320	$73,998	$178,318

	Maturity Distribution of Loan Portfolio at December 31, 2021
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$12,430	$11,047	$59,730	$141	$83,348
Consumer installment	109	990	-	-	1,099
Real estate – residential	211	5,241	-	-	5,452
Real estate – commercial	10,411	34,651	16,325	1,579	62,966
Real estate – construction and land	1,178	677	730	-	2,585
SBA 7(a) guaranteed	98,524	47,024	435	-	145,983
SBA 7(a) unguaranteed	47,460	4,659	177	228	52,524
SBA 504	16,880	14,786	3,682	-	35,348
USDA	806	-	-	-	806
Factored Receivables	38,636	-	-	-	38,636
Total	$226,645	$119,075	$81,079	$1,948	$428,747

	Loans Due After One Year at December 31, 2021
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$69,707	$1,211	$70,918
Consumer installment	990	-	990
Real estate – residential	5,241	-	5,241
Real estate – commercial	10,191	42,364	52,555
Real estate – construction and land	1,407	-	1,407
SBA 7(a) guaranteed	35,278	12,181	47,459
SBA 7(a) unguaranteed	730	4,334	5,064
SBA 504	-	18,468	18,468
USDA	-	-	-
Factored Receivables	-	-	-
Total	$123,544	$78,558	$202,102

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

Nonperforming assets include nonaccrual loans, loans modified under restructurings as a result of the borrower experiencing financial difficulties (“TDR”), factored receivables greater than 90 days past due and foreclosed assets. The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	March 31, 2022		December 31, 2021
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – commercial	$146	0.03%	$149	0.03%
SBA guaranteed	2,356	0.42	2,039	0.35
SBA unguaranteed	63	0.01	-	-
Total non-accrual loans	2,565	0.45	2,188	0.37
Factored Receivables past due 90 days	263	0.05	400	0.07
Foreclosed assets	1,079	0.19	1,079	0.18
Total non-performing assets	$3,907	0.69%	$3,667	0.63%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of March 31, 2022 and December 31, 2021, we had no loans considered to be a troubled debt restructuring.

As noted in Note 3, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides financial institutions the option to suspend troubled debt restructuring accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. As of March 31, 2022 and December 31, 2021, the amount of loans remaining in COVID-19 related deferment was not significant.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in Item 1.A. “Risk Factors” of the 2021 Form 10-K. Based on an analysis performed by management at March 31, 2022, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses totaled $4.4 million and $4.2 million, as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company had one SBA charge-off of $43,000 and factored receivable charge-offs of $103,000, and recoveries of $4,000 for SBA loans and $17,000 for factored receivables. During the three months ended March 31, 2021, the Company had one SBA charge-off of $215,000 and recoveries of $4,000.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended
	March 31,
(In thousands, except percentages)	2022	2021
Average total loans outstanding	$452,237	$438,784
Gross loans held for investment outstanding at end of period	$426,382	$430,179
Allowance for loan losses at beginning of period	$4,152	$2,941
Provision for loan losses	327	428
Charge offs:
SBA 7(a)	43	215
Factored receivables	103	-
Total charge-offs	146	215
Recoveries:
SBA 7(a)	4	4
Factored receivables	17	-
Total recoveries	21	4
Net charge-offs	(125)	(211)
Allowance for loan losses at end of period	$4,354	$3,158
Ratio of allowance to end of period loan	1.02%	0.73%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.05%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	March 31, 2022		December 31, 2021
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,213	20.7%	$1,154	19.4%
Consumer installment	17	0.3	15	0.3
Real estate – residential	29	0.5	76	1.3
Real estate – commercial	901	14.7	869	14.7
Real estate – construction and land	50	0.7	40	0.6
SBA	1,409	54.3	1,324	54.5
USDA	20	0.2	20	0.2
Factored Receivables	715	8.6	654	9.0
Total allowance for loan losses	$4,354	100.0%	$4,152	100.0%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an Insured Cash Sweep One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of March 31, 2022.

Total deposits were $444.2 million as of March 31, 2022, unchanged from December 31, 2021. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the three months ended March 31,
	2022			2021
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$96,467	21.3%	0.00%	$56,044	15.9%	0.00%
Savings and interest-bearing demand	14,579	3.2	0.25	12,091	3.4	0.23
Money market accounts	135,106	29.9	0.37	107,089	30.4	0.37
Time deposits	206,182	45.6	1.02	176,968	50.3	1.27
Total deposits	$452,334	100.00%	0.74%	$352,192	100.00%	0.91%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of March 31, 2022:

	As of March 31, 2022
(Dollars in thousands)	Insured	Uninsured	Total
Maturing
Three months or less	$13,824	$20,294	$34,118
Over three months to six months	36,775	16,308	53,083
Over six months to 12 months	47,117	27,104	74,221
Over 12 months	31,838	3,064	34,902
Total	$129,554	$66,770	$196,324

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2022	2021
Borrowings:
FRB borrowings (PPPLF)	$13,200	$34,521
Subordinated notes	12,000	12,000
	$25,200	$46,521

The Company has a credit line with the FHLB with borrowing capacity of $44.5 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2022 and December 31, 2021.

The Company also has a credit line with the FRB with borrowing capacity of $23.0 million, which is secured by commercial loans. There were no outstanding borrowings against the FRB line of credit as of March 31, 2022 and December 31, 2021.

In connection with the PPPLF, $13.2 million of PPP loans was pledged to the Federal Reserve and borrowed as of March 31, 2022, at an interest rate of 0.35%.

As of March 31, 2022 and December 31, 2021, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $2.5 million, or 3.0%, to $87.3 million as of March 31, 2022, from $84.8 million as of December 31, 2021. The increase included net income of $4.3 million, $87,000 related to stock compensation expense and the issuance of common stock related to exercise of stock options in the amount of $43,000. The increases were partly offset by an $868,000 net after-tax decrease in other comprehensive income related to the decrease in market value of the securities available for sale due to the recent significant increases in market interest rates, the repurchase of common stock in the amount of $181,000 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $388,000 and $441,000, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2022, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	March 31, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$66,051	12.28%	$62,794	11.82%
Common Equity Tier 1 (to Risk Weighted Assets)	48,801	13.37	45,544	12.62
Tier 1 Capital (to Risk Weighted Assets)	66,051	18.10	62,794	17.40
Total Capital (to Risk Weighted Assets)	70,405	19.29	66,946	18.55

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$66,739	12.55%	$63,302	12.06%
Common Equity Tier 1 (to Risk Weighted Assets)	66,739	18.45	63,302	17.70
Tier 1 Capital (to Risk Weighted Assets)	66,739	18.45	63,302	17.70
Total Capital (to Risk Weighted Assets)	71,093	19.65	67,454	18.87

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of March 31, 2022, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of March 31, 2022 the Company had approximately $32.8 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of March 31, 2022, the Company’s borrowing capacity with the FHLB was $44.5 million based upon loan collateral pledged to the FHLB, of which none was utilized as of March 31, 2022. In addition, the Company had $15.8 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $23.0 million, of which none was utilized as of March 31, 2022. In addition, the Company has approximately $132.0 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of March 31, 2022, we had commitments to extend credit and standby letters of credit of approximately $39.4 million and $282,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of March 31, 2022:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	10.79
+100	5.39
-100	(5.71)
-200	(16.28)

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

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-Q have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in market interest rates by the Federal Reserve generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Item 1A., “Risk Factors,” of the Company’s 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended March 31, 2022.

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

TECTONIC FINANCIAL, INC.

Date: May 16, 2022	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer