Form 10-Q
period 2022-06-30
Tectonic Financial, Inc.
filed 2022-08-15
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2022 was 7,062,319 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$9,259	$10,203
Interest-bearing deposits	31,626	35,311
Federal funds sold	628	478
Total cash and cash equivalents	41,513	45,992
Securities available for sale	20,174	17,156
Securities held to maturity	26,227	19,673
Securities, restricted at cost	3,485	2,432
Securities, not readily marketable	100	100
Loans held for sale	31,950	33,762
Loans, net of allowance for loan losses of $4,235 and $4,152, respectively	424,711	424,595
Bank premises and equipment, net	4,668	4,729
Other real estate	1,079	1,079
Core deposit intangible, net	674	777
Goodwill	21,440	21,440
Deferred tax asset	695	405
Other assets	12,108	12,871
Total assets	$588,824	$585,011

LIABILITIES
Demand deposits:
Non-interest-bearing	$100,977	$88,876
Interest-bearing	144,849	147,909
Time deposits	228,801	207,384
Total deposits	474,627	444,169
Borrowed funds	-	34,521
Subordinated notes	12,000	12,000
Other liabilities	11,376	9,534
Total liabilities	498,003	500,224
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,071,953 and 7,061,953 shares issued at June 30, 2022 and December 31, 2021, respectively, and 7,062,319 and 7,061,953 shares outstanding at June 30, 2022 and December 31, 2021, respectively	71	71
Additional paid-in capital	50,446	50,176
Treasury stock, at cost; 9,634 shares as of June 30, 2022, and no shares as of December 31, 2021	(181)	-
Retained earnings	42,218	34,851
Accumulated other comprehensive loss	(1,750)	(328)
Total shareholders’ equity	90,821	84,787
Total liabilities and shareholders’ equity	$588,824	$585,011

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and share amounts)	2022	2021	2022	2021
Interest Income
Loan, including fees	$7,014	$5,993	$14,206	$12,156
Securities	417	207	752	353
Federal funds sold	1	-	1	-
Interest-bearing deposits	72	16	93	21
Total interest income	7,504	6,216	15,052	12,530
Interest Expense
Deposits	686	587	1,336	1,248
Borrowed funds	230	301	471	590
Total interest expense	916	888	1,807	1,838
Net interest income	6,588	5,328	13,245	10,692
Provision for loan losses	-	141	327	569
Net interest income after provision for loan losses	6,588	5,187	12,918	10,123
Non-interest Income
Trust income	1,557	1,532	3,154	2,972
Gain on sale of loans	-	101	-	101
Advisory income	3,358	3,276	6,932	6,293
Brokerage income	3,712	2,028	6,183	4,591
Service fees and other income	1,889	1,408	4,105	3,714
Rental income	88	88	189	176
Total non-interest income	10,604	8,433	20,563	17,847
Non-interest Expense
Salaries and employee benefits	7,879	5,923	15,335	11,789
Occupancy and equipment	422	392	873	819
Trust expenses	560	595	1,158	1,159
Brokerage and advisory direct costs	498	491	1,026	997
Professional fees	353	332	753	782
Data processing	221	266	390	470
Other	1,346	834	2,703	1,609
Total non-interest expense	11,279	8,833	22,238	17,625
Income before Income Taxes	5,913	4,787	11,243	10,345
Income tax expense	1,172	1,070	2,217	2,330
Net Income	4,741	3,717	9,026	8,015
Preferred stock dividends	388	388	776	776
Net income available to common stockholders	$4,353	$3,329	$8,250	$7,239

Earnings per common share:
Basic	$0.62	$0.51	$1.17	$1.10
Diluted	0.59	0.50	1.13	1.09

Weighted average common shares outstanding	7,062,319	6,568,750	7,060,669	6,568,750
Weighted average diluted shares outstanding	7,317,084	6,630,976	7,315,434	6,630,976

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net Income	$4,741	$3,717	$9,026	$8,015
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investment securities available for sale	(701)	30	(1,800)	(260)
Tax effect	(147)	5	(378)	(56)
Other comprehensive (loss) income	(554)	25	(1,422)	(204)
Comprehensive Income	$4,187	$3,742	$7,604	$7,811

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$17	$66	$39,201	$-	$20,661	$68	$60,013
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	4,298	-	4,298
Other comprehensive loss	-	-	-	-	-	(229)	(229)
Stock based compensation	-	-	85		-	-	85
Balance at March 31, 2021	$17	$66	$39,286	$-	$24,571	$(161)	$63,779
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(411)	-	(411)
Net income	-	-	-	-	3,717	-	3,717
Other comprehensive income	-	-	-	-	-	25	25
Stock based compensation	-	-	78	-	-	-	78
Balance at June 30, 2021	$17	$66	$39,364	$-	$27,489	$(136)	$66,800

Balance at January 1, 2022	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Exercise of stock options	-	-	43	-	-	-	43
Purchase of treasury stock at cost	-	-	-	(181)	-	-	(181)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,285	-	4,285
Other comprehensive loss	-	-	-	-	-	(868)	(868)
Stock based compensation	-	-	87		-	-	87
Balance at March 31, 2022	$17	$71	$50,306	$(181)	$38,307	$(1,196)	$87,324
Recognition of stock issued related to reduction of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	4,741	-	4,741
Other comprehensive loss	-	-	-	-	-	(554)	(554)
Stock based compensation	-	-	90	-	-	-	90
Balance at June 30, 2022	$17	$71	$50,446	$(181)	$42,218	$(1,750)	$90,821

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$9,026	$8,015
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	327	569
Depreciation and amortization	115	163
Accretion of discount on loans	(12)	(40)
Core deposit intangible amortization	103	101
Securities premium amortization, net	6	103
Origination of loans held for sale	(34,721)	(22,682)
Proceeds from payments and sales of loans held for sale	224	1,415
Gain on sale of loans	-	(101)
Stock based compensation	177	163
Deferred income taxes	88	(153)
Servicing assets, net	138	-
Net change in:
Other assets	624	2,697
Other liabilities	1,842	(2,626)
Net cash used in operating activities	(22,063)	(12,376)
Cash Flows from Investing Activities
Purchase of securities held to maturity	(7,408)	-
Purchase of securities available for sale	(180,015)	(153,000)
Principal payments, calls and maturities of securities available for sale	175,169	152,161
Principal payments of securities held to maturity	877	2,932
Purchase of securities, restricted	(6,381)	(4,157)
Proceeds from sale of securities, restricted	5,328	4,157
Net change in loans	35,878	4,635
Purchases of premises and equipment	(54)	-
Net cash provided by investing activities	23,394	6,728
Cash Flows from Financing Activities
Net change in demand deposits	9,041	33,370
Net change in time deposits	21,417	2,611
Proceeds from borrowed funds	180,800	220,461
Repayment of borrowed funds	(215,321)	(216,607)
Dividends paid on Series B preferred stock	(776)	(776)
Dividends paid on common stock	(883)	(411)
Exercise of stock options	43	-
Repayments on note receivable utilized to exercise stock options	50	-
Purchase of treasury stock at cost	(181)	-
Net cash (used in) provided by financing activities	(5,810)	38,648
Net change in cash and cash equivalents	(4,479)	33,000
Cash and cash equivalents at beginning of period	45,992	46,868
Cash and cash equivalents at end of period	$41,513	$79,868

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$36,309	$15,067
Lease liabilities incurred in exchange for right-of-use assets	$74	$56
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,852	$1,835
Income taxes	$2,120	$1,833

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

We are headquartered in Dallas, Texas. The Bank operates through its main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas and Plano, Texas. Our Houston, Texas office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our other Dallas office, which is a branch office of Sanders Morris, is at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is in Plano, Texas at 6900 Dallas Parkway, Suite 625, Plano, Texas, and also includes a branch office of HWG.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Nolan Company (“Nolan”), operating as a division within the Bank, offers third party administration (“TPA”) services, and Integra Funding Solutions (“Integra”), also operating as a division within the Bank, offers factoring services. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$4,353	$3,329	$8,250	$7,239
Average shares outstanding	7,062	6,569	7,061	6,569
Effect of dilutive shares	255	62	254	62

Average diluted shares outstanding	7,317	6,631	7,315	6,631

Basic earnings per share	$0.62	$0.51	$1.17	$1.10
Diluted earnings per share	$0.59	$0.50	$1.13	$1.09

As of June 30, 2022, options to purchase 180,000 shares of common stock, with a weighted average exercise price of $5.43, were included in the computation of diluted net earnings per share. In addition, as of June 30, 2022, 210,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and fair value of securities is presented below as of the dates indicated.

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,980	$-	$15	$1,965
U.S government agencies	15,768	-	2,078	13,690
Mortgage-backed securities	4,641	-	122	4,519
Total securities available for sale	$22,389	$-	$2,215	$20,174

Securities held to maturity:
Property assessed clean energy	$2,593	$-	$-	$2,593
Public improvement district/tax increment reinvestment zone	23,634	-	-	23,634
Total securities held to maturity	$26,227	$-	$-	$26,227
Securities, restricted:
Other	$3,485	$-	$-	$3,485

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,847	$4	$449	$15,402
Mortgage-backed securities	1,724	30	-	1,754
Total securities available for sale	$17,571	$34	$449	$17,156

Securities held to maturity:
Property assessed clean energy	$2,731	$-	$-	$2,731
Public improvement district/tax increment reinvestment zone	16,942	-	-	16,942
Total securities held to maturity	$19,673	$-	$-	$19,673
Securities, restricted:
Other	$2,432	$-	$-	$2,432

Securities not readily marketable	$100	$-	$-	$100

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

As of June 30, 2022 and December 31, 2021, securities available for sale with a fair value of $113,000 and $163,000, respectively, were pledged against trust deposit balances held at the Bank.

As of June 30, 2022 and December 31, 2021, the Bank held FRB stock in the amount of $2.2 million and $1.2 million, respectively. The Bank held FHLB stock in the amount of $1.3 million at each of June 30, 2022 and December 31, 2021. The FRB stock and FHLB stock were classified as restricted securities.

As of June 30, 2022 and December 31, 2021, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of June 30, 2022:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$1,965	$15	$-	$-	$1,965	$15
U.S. government agencies	3,217	423	10,473	$1,655	13,690	2,078
Mortgage-backed securities	4,519	122	-	-	4,519	122
Total	$9,701	$560	$10,473	$1,655	$20,174	$2,215

The number of investment positions in this unrealized loss position totaled twenty-four as of June 30, 2022. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of June 30, 2022, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities available for sale as of June 30, 2022 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$988	$981
Due after one year through five years	5,994	5,446
Due after five years through ten years	7,120	6,288
Due after ten years	3,646	2,940
Mortgage-backed securities	4,641	4,519
Total	$22,389	$20,174

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$90,660	$83,348
Consumer installment	1,171	1,099
Real estate – residential	4,491	5,452
Real estate – commercial	57,992	62,966
Real estate – construction and land	3,539	2,585
SBA:
SBA 7(a) guaranteed	143,488	145,983
SBA 7(a) unguaranteed	58,231	52,524
SBA 504	35,016	35,348
USDA	813	806
Factored Receivables	33,545	38,636
Gross Loans	428,946	428,747
Less:
Allowance for loan losses	4,235	4,152
Net loans	$424,711	$424,595

Beginning in the second quarter of 2020 and until funding expired on May 31, 2021, the Company participated in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic and administered by the SBA. PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans at June 30, 2022 and December 31, 2021, were $363,000 and $34.1 million of PPP loans originated, respectively.

As of June 30, 2022, our loan portfolio included $81.0 million of loans, approximately 18.9% of our total funded loans, to the dental industry, as compared to $67.3 million of loans, or 15.7% of total funded loans (17.1% of total funded loans, net of PPP loans), as of December 31, 2021. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $32.0 million and $33.8 million of non-PPP SBA loans held for sale as of June 30, 2022 and December 31, 2021, respectively. There were no loans sold for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company sold $1.1 million of non-PPP SBA loans, resulting in a gain on sale of loans of $101,000. For the three and six months ended June 30, 2022, the Company elected to reclassify $13.0 million and $36.3 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

Loan Origination/Risk Management.

The Company maintains written loan origination policies, procedures, and processes which address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

Commercial and industrial loans, which are predominantly loans to dentists, are underwritten based on historical and projected income of the business and individual borrowers and guarantors. The Company utilizes a comprehensive global debt service coverage analysis to determine debt service coverage ratios. This analysis compares global cash flow of the borrowers and guarantors on an individual credit to existing and proposed debt after consideration of personal and business-related other expenses. Collateral is generally a lien on all available assets of the business borrower including intangible assets. Credit worthiness of individual borrowers and guarantors is established through the use of credit reports and credit scores.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the SBA 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company. PPP loans totaling $363,000 were outstanding as of June 30, 2022.

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

The Bank engages in third-party factoring of certain business’s accounts receivable invoices. The Bank’s factoring clients are primarily in the transportation industry. Each account debtor is credit qualified, confirming credit worthiness and stability, because the underlying debtor represents the substantive underlying credit risk. Some factored receivables are full recourse to and personally guaranteed by the factoring client. In such cases, the client is credit qualified under specific policy guidelines. Concentration limits are set and monitored for aggregate factored receivables, account debtors, and individual factoring clients. In addition, we consider the overall state of each specific industry, currently over-the-road trucking, in our evaluation of the credit worthiness of the factoring client and the underlying debtor.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Non-accrual loans:
Real estate – commercial	$144	$149
SBA guaranteed	2,347	2,039
SBA unguaranteed	56	-
Total	$2,547	$2,188

The restructuring of a loan is considered a “troubled debt restructuring” (“TDR”) if, due to the borrower’s financial difficulties, the Company has granted a concession that the Company would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors, and Interagency Statements issued by the federal banking regulators, in consultation with the FASB, certain short-term loan modifications and additional accommodations made on a good faith basis in response to COVID-19 (as defined by the guidance) to borrowers who were current prior to any relief are not considered TDRs. Additionally, under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans with modifications to borrowers impacted by COVID-19. As of June 30, 2022, there were no loans on deferment due to the COVID-19 pandemic.

As of June 30, 2022 and December 31, 2021, there were no loans identified as TDRs. There were no new TDRs during the three and six months ended June 30, 2022 or the year ended December 31, 2021.

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

The Company’s impaired loans and related allowance is summarized in the following table as of the dates indicated:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2022						Six Months Ended
SBA	$2,759	$2,126	$-	$2,126	$-	$2,449	$-
Total	$2,759	$2,126	$-	$2,126	$-	$2,449	$-

December 31, 2021						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$73	$4
SBA	3,658	3,071	-	3,071	-	6,333	21
Total	$3,658	$3,071	$-	$3,071	$-	$6,406	$25

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows as of the dates indicated:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
June 30, 2022
Commercial and industrial	$-	$-	$-	$90,660	$90,660	$-
Consumer installment	-	-	-	1,171	1,171	-
Real estate – residential	-	210	210	4,281	4,491	210
Real estate – commercial	-	-	-	57,992	57,992	-
Real estate – construction and land	-	-	-	3,539	3,539	-
SBA	-	2,403	2,403	234,332	236,735	-
USDA	-	-	-	813	813	-
Factored Receivables	1,105	170	1,275	32,270	33,545	170
Total	$1,105	$2,783	$3,888	$425,058	$428,946	$380

December 31, 2021
Commercial and industrial	$4	$-	$4	$83,344	$83,348	$-
Consumer installment	-	-	-	1,099	1,099	-
Real estate – residential	-	-	-	5,452	5,452	-
Real estate – commercial	219	-	219	62,747	62,966	-
Real estate – construction and land	-	-	-	2,585	2,585	-
SBA	1,762	-	1,762	232,093	233,855	-
USDA	-	-	-	806	806	-
Factored receivables	1,743	400	2,143	36,493	38,636	400
Total	$3,728	$400	$4,128	$424,619	$428,747	$400

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
June 30, 2022
Commercial and industrial	$89,913	$-	$747	$-	$-	$90,660
Consumer installment	1,171	-	-	-	-	1,171
Real estate – residential	4,281	-	-	210	-	4,491
Real estate – commercial	57,848	-	-	144	-	57,992
Real estate – construction and land	3,539	-	-	-	-	3,539
SBA	211,691	19,538	4,501	1,005	-	236,735
USDA	813	-	-	-	-	813
Factored Receivables	33,545	-	-	-	-	33,545
Total	$402,801	$19,538	$5,248	$1,359	$-	$428,946

December 31, 2021
Commercial and industrial	$82,105	$1,243	$-	$-	$-	$83,348
Consumer installment	1,099	-	-	-	-	1,099
Real estate – residential	5,242	-	-	210	-	5,452
Real estate – commercial	62,817	-	-	149	-	62,966
Real estate – construction and land	2,585	-	-	-	-	2,585
SBA	213,630	16,265	2,659	1,301	-	233,855
USDA	806	-	-	-	-	806
Factored Receivables	38,636	-	-	-	-	38,636
Total	$406,920	$17,508	$2,659	$1,660	$-	$428,747

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022 and 2021 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
June 30, 2022
Beginning Balance	$1,213	$17	$29	$901	$50	$1,409	$20	$715	$4,354
Provision for loan losses	40	(2)	32	(115)	(2)	48	(1)	-	-
Charge-offs	(30)	-	-	-	-	-	-	(108)	(138)
Recoveries	-	-	-	-	-	7	-	12	19
Net recoveries (charge-offs)	(30)	-	-	-	-	7	-	(96)	(119)
Ending balance	$1,223	$15	$61	$786	$48	$1,464	$19	$619	$4,235

June 30, 2021
Beginning Balance	$1,037	$100	$46	$581	$111	$1,264	$19	$-	$3,158
Provision for loan losses	92	(50)	30	157	(6)	(82)	-	-	141
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	8	-	-	8
Net charge-offs	-	-	-	-	-	8	-	-	8
Ending balance	$1,129	$50	$76	$738	$105	$1,190	$19	$-	$3,307

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Six months ended:
June 30, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for loan losses	99	-	(15)	(83)	8	171	(1)	148	327
Charge-offs	(30)	-	-	-	-	(42)	-	(212)	(284)
Recoveries	-	-	-	-	-	11	-	29	40
Net charge-offs	(30)	-	-	-	-	(31)	-	(183)	(244)
Ending balance	$1,223	$15	$61	$786	$48	$1,464	$19	$619	$4,235

June 30, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941
Provision for loan losses	201	(41)	24	211	5	168	1	-	569
Charge-offs	-	-	-	-	-	(215)	-	-	(215)
Recoveries	-	-	-	-	-	12	-	-	12
Net charge-offs	-	-	-	-	-	(203)	-	-	(203)
Ending balance	$1,129	$50	$76	$738	$105	$1,190	$19	$-	$3,307

The Company’s allowance for loan losses as of June 30, 2022 and December 31, 2021 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
June 30, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,223	15	61	786	48	1,464	19	619	4,235
Ending balance	$1,223	$15	$61	$786	$48	$1,464	$19	$619	$4,235

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,154	15	76	869	40	1,324	20	654	4,152
Ending balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152

The Company’s recorded investment in loans as of June 30, 2022 and December 31, 2021 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
June 30, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,126	$-	$-	$2,126
Loans collectively evaluated for impairment	90,660	1,171	4,491	57,992	3,539	234,609	813	33,545	426,820
Ending balance	$90,660	$1,171	$4,491	$57,992	$3,539	$236,735	$813	$33,545	$428,946

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$3,071	$-	$-	$3,071
Loans collectively evaluated for impairment	83,348	1,099	5,452	62,966	2,585	230,784	806	38,636	425,676
Ending balance	$83,348	$1,099	$5,452	$62,966	$2,585	$233,855	$806	$38,636	$428,747

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of June 30, 2022 and December 31, 2021, right-of-use assets totaled $1.9 million and $1.4 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $1.9 million and $1.4 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of June 30, 2022, the weighted average remaining lease term is forty-six months, and the weighted average discount rate is 4.11%.

As of June 30, 2022, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2022	$300
2023	349
2024	595
2025	598
2026	339
2027 and thereafter	54
Total minimum rental payments	2,235
Less: Interest	(310)
Present value of lease liabilities	$1,925

The Company currently receives rental income from eleven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of June 30, 2022 were $673,000 through 2028.

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Goodwill	$21,440	$21,440
Core deposit intangible, net	674	777

During the year ended December 31, 2021, the Company recorded goodwill of $10.7 million in connection with the acquisition of Integra. See Note 17, Acquisition, to these consolidated financial statements for more information regarding the Company’s acquisition of Integra

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $53,000 and $103,000 for the three and six months ended June 30, 2022 and $50,000 and $101,000 for the three and six months ended June 30, 2021, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of June 30, 2022 and December 31, 2021 were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,034)	(931)
Net carrying amount	$674	$777

The estimated amortization expense of the core deposit intangible remaining as of June 30, 2022 is as follows:

(In thousands)
2022 remaining	$105
2023	210
2024	210
2025	149
Total	$674

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	June 30, 2022		December 31, 2021
Non-interest bearing demand	$100,977	22%	$88,876	20%
Interest-bearing demand (NOW)	8,033	1	6,459	1
Money market accounts	127,343	27	133,536	30
Savings accounts	9,473	2	7,914	2
Time deposits	228,801	48	207,384	47
Total	$474,627	100%	$444,169	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of June 30, 2022 and December 31, 2021 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $48.3 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2022 and December 31, 2021.

The Company also has a credit line with the FRB with borrowing capacity of $20.3 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB as of June 30, 2022 and December 31, 2021. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). During June 2022, the Bank repaid its PPPLF borrowings from the FRB and had no borrowings under the PPPLF as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and six months ended June 30, 2022 and 2021.

The amount of employer contributions charged to expense under the two plans was $135,000 and $322,000 for the three and six months ended June 30, 2022, respectively, and $112,000 and $275,000 for the three and six months ended June 30, 2021, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of June 30, 2022 and December 31, 2021.

Note 9. Income Taxes

Income tax expense was approximately $1.2 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively. The Company’s effective income tax rate was 19.8% and 19.7% for the three and six months ended June 30, 2022, respectively, and 22.4% and 22.5% for the three and six months ended June 30, 2021, respectively.

Net deferred tax assets totaled $695,000 and $405,000 at June 30, 2022 and December 31, 2021, respectively.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 per share and an intrinsic value of $6.92 per share were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. As of June 30, 2022 and December 31, 2021, the note receivable balance was $350,000 and $400,000, respectively. The shares are subject to a right of repurchase by the Company under certain circumstances through December 31, 2023.

There were no stock options granted, vested, or forfeited during the three and six months ended June 30, 2022 and 2021. No options were exercised during the three months ended June 30, 2022. During the six months ended June 30, 2022, options on 10,000 shares of the Company’s common stock were exercised at $4.30 per share. There were no options exercised during the three and six months ended June 30, 2021.

The number of options outstanding as of June 30, 2022 and December 31, 2021 was 180,000 and 190,000, respectively, and the weighted average exercise price as of June 30, 2022 and December 31, 2021 was $5.43 and $5.37, respectively. The weighted average contractual life as of June 30, 2022 and December 31, 2021 was 4.87 years and 5.62 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of June 30, 2022 and December 31, 2021 was $1.95 and $1.94, respectively.

As of June 30, 2022, all 180,000 stock options outstanding were vested, and unrecognized compensation cost totaled $122,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $20,000 and $38,000 for the three and six months ended June 30, 2022 and $8,000 and $24,000 for the three and six months ended June 30, 2021, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of June 30, 2022, all 210,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the restricted stock awards were vested as of June 30, 2022 and December 31, 2021. The weighted average contractual life as of June 30, 2022 and December 31, 2021 was 1.97 years and 2.46 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $70,000 and $139,000 for the three and six months ended June 30, 2022, and $70,000 and $139,000 for the three and six months ended June 30, 2021, respectively, related to the restricted stock awards. As of June 30, 2022, there was $517,000 of unrecognized compensation cost related to the restricted stock awards.

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

The following table summarizes loan commitments:

(In thousands)	June 30, 2022	December 31, 2021
Undisbursed loan commitments	$42,618	$33,704
Standby letters of credit	282	282
Total	$42,900	$33,986

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of June 30, 2022 and December 31, 2021.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $20,000 and $97,000 during the three and six months ended June 30, 2022, respectively, and $180,000 and $484,000 during the three and six months ended June 30, 2021, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $35,000 in fees payable and $76,000 in fees receivable related to these services at June 30, 2022 and December 31, 2021, respectively, which is included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $192,000 and $225,000 payable to Cain Watters related to this agreement at June 30, 2022 and December 31, 2021, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

During the fourth quarter of 2021, Sanders Morris issued a note receivable in the amount of $400,000 related to the exercise of restricted stock options which were granted to employees of Sanders Morris on September 27, 2021. See Note 10, Stock Compensation Plans, to these consolidated financial statements for more information. As of June 30, 2022 and December 31, 2021, the note receivable balance was $350,000 and $400,000, respectively.

As of June 30, 2022 and December 31, 2021, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $6.5 million and $9.2 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of June 30, 2022 and December 31, 2021.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of June 30, 2022 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of June 30, 2022, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$74,621	19.58%	$40,016	10.50%	$38,110	10.00%
T Bank, N.A.	74,573	19.80	39,539	10.50	37,656	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	70,386	18.47	32,394	8.50	30,488	8.00
T Bank, N.A.	70,338	18.68	32,008	8.50	30,125	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	53,136	13.94	26,677	7.00	24,772	6.50
T Bank, N.A.	70,338	18.68	26,359	7.00	24,476	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	70,386	12.92	21,790	4.00	27,238	5.00
T Bank, N.A.	70,338	13.09	21,487	4.00	26,859	5.00

As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$66,946	18.55%	$37,894	10.50%	$36,089	10.00%
T Bank, N.A.	67,454	18.87	37,542	10.50	35,754	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	62,794	17.40	30,676	8.50	28,871	8.00
T Bank, N.A.	63,302	17.70	30,391	8.50	28,604	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	45,544	12.62	25,263	7.00	23,458	6.50
T Bank, N.A.	63,302	17.70	25,028	7.00	23,240	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	62,794	11.82	21,245	4.00	26,557	5.00
T Bank, N.A.	63,302	12.06	21,002	4.00	26,252	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of June 30, 2022, approximately $6.8 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2022
Income Statement
Total interest income	$7,504	$-	$-	$7,504
Total interest expense	697	-	219	916
Provision for loan losses	-	-	-	-
Net interest income (loss) after provision for loan losses	6,807	-	(219)	6,588
Non-interest income	337	10,252	15	10,604
Depreciation and amortization expense	95	13	-	108
All other non-interest expense	3,525	7,100	546	11,171
Income (loss) before income tax	$3,524	$3,139	$(750)	$5,913

Goodwill and other intangibles	$19,764	$2,350	$-	$22,114
Total assets	$574,660	$13,145	$1,019	$588,824

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2022
Income Statement
Total interest income	$15,052	$-	$-	$15,052
Total interest expense	1,369	-	438	1,807
Provision for loan losses	327	-	-	327
Net-interest income (loss) after provision for loan losses	13,356	-	(438)	12,918
Non-interest income	593	19,955	15	20,563
Depreciation and amortization expense	190	28	-	218
All other non-interest expense	7,103	13,916	1,001	22,020
Income (loss) before income tax	$6.656	$6,011	$(1,424)	$11,243

Goodwill and other intangibles	$19,764	$2,350	$-	$22,114
Total assets	$574,660	$13,145	$1,019	$588,824

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2021
Income Statement
Total interest income	$6,216	$-	$-	$6,216
Total interest expense	669	-	219	888
Provision for loan losses	141	-	-	141
Net-interest income (loss) after provision for loan losses	5,406	-	(219)	5,187
Non-interest income	275	8,158	-	8,433
Depreciation and amortization expense	92	36	-	128
All other non-interest expense	2,608	5,761	336	8,705
Income (loss) before income tax	$2,981	$2,361	$(555)	$4,787

Goodwill and other intangibles	$9,257	$2,350	$-	$11,607
Total assets	$546,818	$10,228	$376	$557,422

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2021
Income Statement
Total interest income	$12,530	$-	$-	$12,530
Total interest expense	1,401	-	437	1,838
Provision for loan losses	569	-	-	569
Net-interest income (loss) after provision for loan losses	10,560	-	(437)	10,123
Non-interest income	459	17,303	85	17,847
Depreciation and amortization expense	184	74	-	258
All other non-interest expense	4,742	11,939	686	17,367
Income (loss) before income tax	$6,093	$5,290	$(1,038)	$10,345

Goodwill and other intangibles	$9,257	$2,350	$-	$11,607
Total assets	$546,818	$10,228	$376	$557,422

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2022
Securities available for sale:
U.S. Treasuries	$-	$1,965	$-	$1,965
U.S. government agencies	-	13,690	-	13,690
Mortgage-backed securities	-	4,519	-	4,519
As of December 31, 2021
Securities available for sale:
U.S. government agencies	$-	$15,402	$-	$15,402
Mortgage-backed securities	-	1,754	-	1,754

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and six months ended June 30, 2022, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of June 30, 2022 and December 31, 2021, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of June 30, 2022 and December 31, 2021, foreclosed assets totaled $1.1 million consisting of two loans that were foreclosed during 2021 and were recorded at fair value. There were no foreclosed assets during the three and six months ended June 30, 2022 and 2021, and there were no foreclosed assets re-measured during the three and six months ended June 30, 2022 and 2021.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three and six months ended June 30, 2022, the Company had no sale of loans and did not add any servicing assets. During the three and six months ended June 30, 2021, the Company added servicing assets totaling $19,000 in connection with the sale of $1.1 million in loans. There was no allowance provision for servicing assets for the three and six months ended June 30, 2022 and 2021.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$41,513	$45,513
Level 2 inputs:
Securities available for sale	20,174	20,174
Securities, restricted	3,485	3,485
Loans held for sale	31,950	34,639
Accrued interest receivable	1,785	1,785
Level 3 inputs:
Securities held to maturity	26,227	26,227
Securities not readily marketable	100	100
Loans, net	424,711	429,313
Servicing asset	364	364
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	100,977	100,977
Level 2 inputs:
Interest bearing deposits	373,650	360,918
Borrowed funds	12,000	12,000
Accrued interest payable	516	516

	December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$45,992	$45,992
Level 2 inputs:
Securities available for sale	17,156	17,156
Securities, restricted	2,432	2,432
Loans held for sale	33,762	37,549
Accrued interest receivable	2,268	2,268
Level 3 inputs:
Securities held to maturity	19,673	19,673
Securities not readily marketable	100	100
Loans, net	424,595	430,810
Servicing asset	503	503
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	88,876	88,876
Level 2 inputs:
Interest bearing deposits	355,293	359,606
Borrowed funds	46,521	46,521
Accrued interest payable	561	561

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

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Integra operations included in the Company’s consolidated Statements of Income for the six months ended June 30, 2022. In addition, the table presents unaudited condensed pro forma financial information assuming that the Integra acquisition was completed as of January 1, 2021. Integra was a subchapter S corporation and as such, income tax on its earnings was paid by its shareholders. The results shown below for the period prior to the acquisition include an estimate for income tax at the Company’s statutory rate.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition occurred on January 1, 2021, nor is it indicative of future results.

(In thousands)	Integra for the Six Months ended June 30, 2022	Actual Consolidated for the Six Months Ended June 30, 2022	Pro Forma Combined for the Six Months Ended June 30, 2021
Net interest income	$3,735	$12,918	$12,496
Noninterest income	313	20,563	17,864
Noninterest expense	1,535	22,238	18,771
Net income after income taxes	1,986	9,026	8,998

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2021 Form 10-K, including, but not limited to, the following:

●

changes in interest rates, including the recent significant increases in market interest rates experienced in the first half of 2022, which could negatively impact bond market values and result in a lower net book value;

●	our ability to successfully manage the current rising market interest rate environment, our credit risk and the level of future non-performing assets and charge-offs;
●	risks associated with the uncertain inflationary outlook in the United States and our market areas and its impact on market interest rates, the economy and credit quality;
●

the potential for a recession in the United States and our market areas and the negative and adverse impact a recession would have on our earnings, capital and financial position resulting from higher losses on the Bank’s loan and factored receivables portfolios; a decline in the equity and fixed income markets that would reduce assets under management and capital markets activity, thereby reducing the earnings at Sanders Morris and Tectonic Advisors, as well as earnings on trust assets at the Bank;

●	changes in the United States economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●

risks associated with the ongoing COVID-19 global pandemic (“COVID-19”), or any current or future variants of COVID-19, including, among others, business disruption for our customers, customers’ ability to fulfill their financial obligations to the Company, our employees’ ability to conduct banking and other transactions, the response of governmental authorities to the COVID-19 pandemic, or any current or future variants thereof, and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

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

The following discussion and analysis presents our consolidated financial condition as of June 30, 2022 and December 31, 2021, and our consolidated results of operations for the three and six months ended June 30, 2022 and 2021. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2021 Form 10-K.

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

Performance Summary

Net income available to common shareholders increased $1.0 million, or 30.3%, to $4.4 million for the three months ended June 30, 2022, compared to $3.3 million for the three months ended June 30, 2021. Earnings per diluted common share were $0.59 and $0.50 for the three months ended June 30, 2022 and 2021, respectively. Net income available to common shareholders increased $1.0 million, or 13.9%, to $8.3 million for the six months ended June 30, 2022, compared to $7.2 million for the six months ended June 30, 2021. Earnings per diluted common share were $1.13 and $1.09 for the six months ended June 30, 2022 and 2021, respectively. The increases in net income available to common shareholders for the three and six months ended June 30, 2022 resulted primarily from increases in net interest income and non-interest income, partly offset by an increase in noninterest expense.

For the three months ended June 30, 2022, annual return on average assets was 3.32%, compared to 2.71% for the same period in the prior year, and annual return on average equity was 21.48%, compared to 20.91% for the same period in the prior year. For the six months ended June 30, 2022, annual return on average assets was 3.14%, compared to 3.04% for the same period in the prior year, and annual return on average equity was 23.37%, compared to 26.11% for the same period in the prior year. The higher annual return on average assets ratios for the three and six months ended June 30, 2022 was due to an increase in income which outpaced the increase in average assets compared to the same period in the prior year. The lower annual return on average equity ratios for the three and six months ended June 30, 2022 was due to the increase in equity which outpaced the increase in income compared to the same period in the prior year. The growth in average equity between the two periods is primarily related to shares of Company common stock issued for the Company’s acquisition of Integra Funding Solutions, LLC, a Texas limited liability company (“Integra”), on July 1, 2021.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended June 30, 2022	As of and for the Three Months Ended June 30, 2021	As of and for the Six Months Ended June 30, 2022	As of and for the Six Months Ended June 30, 2021
Income available to common shareholders (a)	$4,353	$3,329	$8,250	$7,239

Average shareholders’ equity	$88,534	$63,806	$87,051	$61,904
Less: average goodwill	21,440	10,729	21,440	10,729
Less: average core deposit intangible	708	910	734	935
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$49,136	$34,917	$47,627	$32,990
Annual return on average tangible common equity (a)/(b)	35.53%	38.24%	34.93%	44.25%

Total assets increased $3.8 million, or 0.7%, to $588.8 million as of June 30, 2022, from $585.0 million as of December 31, 2021. This increase was primarily due to increases of $3.0 million in securities available for sale and $6.6 million in securities held to maturity, partly offset by decreases of $4.5 million in cash and cash equivalents and $1.8 million in loans held for sale. Substantially all loans outside of those made under the PPP are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $6.0 million, or 7.1%, to $90.8 million as of June 30, 2022, from $84.8 million as of December 31, 2021. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

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

Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30, 2022 vs June 30, 2021
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$114	$(57)	$57
Securities	33	177	210
Loans, net of unearned discount (1)	814	207	1,021
Total earning assets	961	327	1,288

Savings and interest-bearing demand	-	2	2
Money market deposit accounts	78	28	106
Time deposits	(88)	79	(9)
FHLB and other borrowings	67	(138)	(71)
Total interest-bearing liabilities	57	(29)	28

Changes in net interest income	$904	$356	$1,260

(1)	Average loans include non-accrual.

Net interest income increased $1.3 million, or 24.5%, from $5.3 million for the three months ended June 30, 2021 to $6.6 million for the three months ended June 30, 2022. The increase in net interest income was primarily due to the increase in the average yield on loans, and to a lesser extent an increase in the average yield in the interest-bearing deposits (which are held at the Federal Reserve Bank of Dallas (the “FRB”)), and to an increase in the average volume of securities and loans. Net interest margin for the three months ended June 30, 2022 and 2021 was 5.03% and 4.11%, respectively, an increase of 92 basis points.

The average volume of interest-earning assets increased $6.1 million, or 1.2%, from $519.7 million for the three months ended June 30, 2021 to $525.8 million for the three months ended June 30, 2022. The average volume of securities increased $18.6 million, or 73.8%, from $25.2 million for the three months ended June 30, 2021, to $43.8 million for the three months ended June 30, 2022, and the average volume of loans increased $13.3 million, or 3.0%, from $436.0 million for the three months ended June 30, 2021 to $449.2 million for the three months ended June 30, 2022. The increases were partly offset by a decrease in the average volume of interest-bearing deposits of $25.7 million, or 44.0%, from $58.4 million for the three months ended June 30, 2021 to $32.7 million for the three months ended June 30, 2022. The increase in the average volume of loans included increases of $69.8 million for organic loan growth and $34.5 million for factored receivables related to the Integra acquisition during the third quarter of 2021, partly offset by a $91.1 million decrease of PPP loans. The average yield on interest-earning assets increased 92 basis points from 4.80% for the three months ended June 30, 2021 to 5.72% for the three months ended June 30, 2022. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. The average yield for loans increased 75 basis points from 5.51% for the three months ended June 30, 2021 to 6.26% for the three months ended June 30, 2022. During the three months ended June 30, 2022, we recognized $1.9 million of interest income related to the factored receivables, with an average yield of 22.5%. During the three months ended June 30, 2022, we recognized $3,000 in PPP related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was a decrease of $1.2 million from the same period in the prior year. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans decreased to 1.2% for the three months ended June 30, 2022, from 6.1% for the same period in the prior year. The average yield on securities increased 52 basis points from 3.30% for the three months ended June 30, 2021, to 3.82% for the three months ended June 30, 2022, and the average yield on interest-bearing deposits increased 78 basis points from 0.11% for the three months ended June 30, 2021, to 0.89% for the three months ended June 30, 2022.

The average volume of interest-bearing liabilities decreased $31.9 million, or 7.9%, from $405.9 million for the three months ended June 30, 2021, to $374.0 million for the three months ended June 30, 2022. The average volume of interest-bearing deposits increased $55.5 million, or 18.5%, from $299.5 million for the three months ended June 30, 2021, to $355.0 million for the three months ended June 30, 2022. The average interest rate paid on interest-bearing liabilities increased 10 basis points from 0.88% for the three months ended June 30, 2021, to 0.98% for the three months ended June, 2022. The average interest rate paid on interest-bearing deposits decreased just 1 basis point from 0.79% for the three months ended June 30, 2021, to 0.78% for the three months ended June, 2022. The average volume of non-interest bearing deposits increased $28.3 million, or 39.6%, from $71.5 million for the three months ended June 30, 2021 to $99.8 million for the three months ended June 30, 2022. The average volume of FHLB and other borrowings decreased $87.5 million, or 92.6%, from $94.4 million for the three months ended June 30, 2021 to $6.9 million for the three months ended June 30, 2022, consisting mostly of funding from the PPPLF, at an interest rate of 0.35%, used to fund the PPP loans. The average cost of FHLB and other borrowings increased 28 basis points from 0.35% for the three months ended June 30, 2021, to 0.63% for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30, 2022 vs June 30, 2021
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$74	$(1)	$73
Securities	106	293	399
Loans, net of unearned discount (1)	1,629	421	2,050
Total earning assets	1,809	713	2,522

Savings and interest-bearing demand	2	3	5
Money market deposit accounts	72	57	129
Time deposits	(200)	154	(46)
FHLB and other borrowings	29	(148)	(119)
Total interest-bearing liabilities	(97)	66	(31)

Changes in net interest income	$1,906	$647	$2,553

(1)	Average loans include non-accrual.

Net interest income increased $2.6 million, or 24.0%, from $10.7 million for the six months ended June 30, 2021 to $13.2 million for the six months ended June 30, 2022. The increase in net interest income was primarily due to an increase in the average yield on loans and an increase in the average volume of loans, and to a lesser extent an increase in average volume of securities and a decrease in the average rate paid on time deposits. Net interest margin for the six months ended June 30, 2022 and 2021 was 5.01% and 4.28%, respectively, an increase of 73 basis points.

The average volume of interest-earning assets increased $29.1 million, or 5.8%, from $503.5 million for the six months ended June 30, 2021 to $532.6 million for the six months ended June 30, 2022. The average volume of securities increased $16.3 million, or 63.7%, from $25.6 million for the six months ended June 30, 2021, to $41.9 million for the six months ended June 30, 2022, and the average volume of loans increased $13.4 million, or 3.1%, from $437.4 million for the six months ended June 30, 2021 to $450.8 million for the six months ended June 30, 2022. The increase in the average volume of loans included increases of $66.2 million for organic loan growth and $35.8 million for factored receivables related to the Integra acquisition during the third quarter of 2021, partly offset by a $85.6 million decrease of PPP loans. The average yield on interest-earning assets increased 68 basis points from 5.02% for the six months ended June 30, 2021 to 5.70% for the six months ended June 30, 2022. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. The average yield for loans increased 76 basis points from 5.60% for the six months ended June 30, 2021, to 6.36% for the six months ended June 30, 2022. During the six months ended June 30, 2022, we recognized $175,000 in PPP related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was a decrease of $2.7 million from the same period in the prior year. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans decreased to 3.5% for the six months ended June 30, 2022, from 6.8% for the same period in the prior year. The average yield on securities increased 84 basis points from 2.78% for the six months ended June 30, 2021, to 3.62% for the six months ended June 30, 2022, and the average yield on interest-bearing deposits increased 37 basis points from 0.10% for the six months ended June 30, 2021, to 0.47% for the six months ended June 30, 2022.

The average volume of interest-bearing liabilities decreased $14.2 million, or 3.6%, from $398.1 million for the six months ended June 30, 2021 to $383.9 million for the six months ended June 30, 2022. The average volume of interest-bearing deposits increased $57.6 million, or 19.3%, from $297.8 million for the six months ended June 30, 2021, to $355.4 million for the six months ended June 30, 2022. The average interest rate paid on interest-bearing liabilities increased 2 basis points from 0.93% for the six months ended June 30, 2021, to 0.95% for the six months ended June, 2022. The average interest rate paid on interest-bearing deposits decreased 9 basis points from 0.85% for the six months ended June 30, 2021, to 0.76% for the six months ended June 30, 2022. Non-interest bearing deposits increased $33.9 million, or 52.8%, from $64.2 million for the six months ended June 30, 2021, to $98.1 million for the six months ended June 30, 2022. The average volume of FHLB and other borrowings decreased $71.9 million, or 81.4%, from $88.3 million for the six months ended June 30, 2021, to $16.4 million for the six months ended June 30, 2022, consisting mostly of funding from the PPPLF program, at an interest rate of 0.35%, used to fund the PPP loans. The average cost of FHLB and other borrowings increased 7 basis points from 0.35% for the six months ended June 30, 2021, to 0.42% for the six months ended June 30, 2022.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$32,734	$73	0.89%	$58,444	$16	0.11%
Securities	43,756	417	3.82	25,197	207	3.30
Loans, net of unearned discount (1)	449,289	7,014	6.26	436,020	5,993	5.51
Total earning assets	525,779	7,504	5.72	519,661	6,216	4.80
Cash and other assets	51,310			32,761
Allowance for loan losses	(4,322)			(3,193)
Total assets	$572,767			$549,229
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$17,952	11	0.25%	$15,371	9	0.23%
Money market deposit accounts	130,007	206	0.64	112,089	100	0.36
Time deposits	207,047	469	0.91	172,000	478	1.11
Total interest-bearing deposits	355,006	686	0.78	299,460	587	0.79
FHLB and other borrowings	6,964	11	0.63	94,455	82	0.35
Subordinated notes	12,000	219	7.32	12,000	219	7.32
Total interest-bearing liabilities	373,970	916	0.98	405,915	888	0.88
Non-interest-bearing deposits	99,754			71,547
Other liabilities	10,509			7,961
Total liabilities	484,233			485,426
Shareholders’ equity	88,534			63,806
Total liabilities and shareholders’ equity	$572,767			$549,229

Net interest income		$6,588			$5,328
Net interest spread			4.74%			3.92%
Net interest margin			5.03%			4.11%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022			2021
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$39,973	$94	0.47%	$40,555	$21	0.10%
Securities	41,873	752	3.62	25,566	353	2.78
Loans, net of unearned discount (1)	450,754	14,206	6.36	437,395	12,156	5.60
Total earning assets	532,600	15,052	5.70	503,516	12,530	5.02
Cash and other assets	50,685			31,951
Allowance for loan losses	(4,226)			(3,070)
Total assets	$579,059			$532,397
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$16,275	21	0.26%	$13,740	16	0.23%
Money market deposit accounts	132,542	327	0.50	109,602	198	0.36
Time deposits	206,617	988	0.96	174,470	1,034	1.20
Total interest-bearing deposits	355,434	1,336	0.76	297,812	1,248	0.85
FHLB and other borrowings	16,459	34	0.42	88,318	153	0.35
Subordinated notes	12,000	437	7.34	12,000	437	7.34
Total interest-bearing liabilities	383,893	1,807	0.95	398,130	1,838	0.93
Non-interest-bearing deposits	98,117			64,205
Other liabilities	9,998			8,158
Total liabilities	492,008			470,493
Shareholders’ equity	87,051			61,904
Total liabilities and shareholders’ equity	$579,059			$532,397

Net interest income		$13,245			$10,692
Net interest spread			4.75%			4.09%
Net interest margin			5.01%			4.28%

Provision for Loan Losses

There was no provision for loan losses for the three months ended June 30, 2022. The provision for loan losses totaled $141,000 for the three months ended June 30, 2021. For the six months ended June 30, 2022, the provision for loan losses totaled $327,000, compared to $569,000 for the six months ended June 30, 2021. We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. Nevertheless, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, and additional or reversal provisions for loan losses may be necessary in future periods.

For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Trust income	$1,557	$1,532	$3,154	$2,972
Gain on sale of loans	-	101	-	101
Advisory income	3,358	3,276	6,932	6,293
Brokerage income	3,712	2,028	6,183	4,591
Service fees and other income	1,889	1,408	4,105	3,714
Rental income	88	88	189	176
Total	$10,604	$8,433	$20,563	$17,847

Total non-interest income for the three months ended June 30, 2022 increased $2.2 million, or 25.7%, and $2.7 million, or 15.2%, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and six months ended June 30, 2022 increased $25,000, or 1.6%, and increased $182,000, or 6.1%, respectively, compared to the same periods in the prior year. The increase in trust income between the periods is due to an increase in the average market value of the trust assets for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The increase in the average market value of the trust assets between the two periods was primarily due to an increase in net flows of assets, which offset a decrease in average market values of trust assets from market declines during early 2022. Such decrease deepened during the three months ended June 30, 2022 and is attributed to the Federal Open Market Committee of the Board of Governors of the Federal Reserve System raising their target benchmark interest rate during the three months ended June 30, 2022, and the ensuing increases in market interest rates during the period. In addition, asset values during the three and six months ended June 30, 2021 reflected the continued uncertainty related to the economic impacts of the ongoing COVID-19 pandemic, which led to volatility in asset values, negatively impacting trust income, whereas the uncertainty around the COVID-19 pandemic abated during the remainder of 2021. Volatility related to impacts of geo-political instability related to the war in Ukraine, regulatory action, including further increases in market interest rates by the Federal Reserve in response to the persistence of the inflationary environment in the United States, or continuing effects of the COVID-19 pandemic, including supply-chain disruptions, all of which are likely to impact the bond and equity markets, could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. Gain on sale of loans decreased $101,000 during the three and six months ended June 30, 2022, when there were no loans sold and therefore no gain on sale of loans, compared to the same period in the prior year, when there was gain on sale of loans of $101,000 in each the three and six months ended June 30, 2021, resulting from the sale of $1.1 million of SBA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three and six months ended June 30, 2022, advisory income increased $82,000, or 2.5%, and $639,000, or 10.2%, respectively, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to an increase in the average market value of the advisory assets for the three and six months ended June 30, 2022 as compared to the same periods in the prior year. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. Net inflows to our assets under management throughout 2021 and during the first quarter of 2022 offset a decrease in average market values of trust assets from market declines during the six months ended June 30, 2022, resulting in a net increase in the average market value of our advisory assets. This was partially due to a decrease in volatility related to decreased uncertainty as to the effects of the ongoing COVID-19 pandemic between the two periods, which resulted in less pressure on asset values and therefore less pressure on advisory income from factors related to the COVID-19 pandemic. As with trust income, volatility related to regulatory action, including further increases in market interest rates by the Federal Reserve in response to the persistence of the inflationary environment in the United States, as well as supply chain disruptions related to geo-political instability, including the war in Ukraine, and/or disruptions in the supply chain related to continuing world-wide effects of the COVID-19 pandemic, are likely to impact the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three and six months ended June 30, 2022 increased $1.7 million, or 83.0%, and $1.6 million, or 34.7%, compared to the same periods in the prior year. The vast majority of the increase was related to an increase in commission income from private placement activity of $1.7 million and $2.0 million during the three and six months ended June 30, 2022, respectively, from a recovery in private placement activity from the economic uncertainty that persisted during the three and six months ended June 30, 2021from the COVID-19 pandemic and dampened private offering activity, and also influenced by the possibility of further increases in interest rates leading to market volatility later in 2022. In addition, income from money market rebates and margin lending increased $155,000 and $134,000, and $156,000 and $280,000, respectively, during the three and six months ended June 30, 2022 and 2021, respectively, related to increases in interest rates and rising cash balances, increasing the availability of funds and related margin lending and corresponding revenue. Commissions from options trading also increased by $166,000 and $217,000 during the three and six months ended June 30, 2022, respectively, over the same periods in the prior year. These increases were offset by a decrease in brokerage commissions from general over-the-counter trading of $386,000 and $1.1 million for the three and six months ended June 30, 2022, respectively, as well as other immaterial fluctuations in brokerage income netting to a decrease of $89,000 and an increase of $15,000 during the three and six months ended June 30, 2022, respectively compared to the same periods in the prior year. Private offering activity in particular did recover somewhat during the three and six months ended June 30, 2022, but expectations of economic disruption related to geo-political factors and further increases in market interest rates by the Federal Reserve Reserve in response to the persistence of the inflationary environment in the United States, among other factors, have led to economic uncertainty, which has the potential to decrease offering activity and general brokerage activity in future periods given price uncertainty in the face of volatile markets.

The table below reflects a rollforward of our client assets from June 30, 2021 through June 30, 2022, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2020 through June 30, 2022. Our brokerage and advisory assets experienced a decrease of approximately $312.4 million, or 5.9%, between June 30, 2021 and June 30, 2022, related to positive net flows offset by market depreciation.

(In thousands)	Client Assets
As of December 31, 2020	$4,524,376
Client inflows	1,515,091
Client outflows	(1,299,643)
Net flows	215,448
Market appreciation	549,635
As of June 30, 2021	$5,289,459
Client inflows	1,127,536
Client outflows	(904,112)
Net flows	223,424
Market appreciation	96,429
As of December 31, 2021	$5,609,312
Client inflows	1,750,576
Client outflows	(1,247,399)
Net flows	503,177
Market depreciation	(1,135,447)
As of June 30, 2022	$4,977,042

Service fees and other income. Service fees includes fees for deposit-related services, loan and factored receivables servicing, third-party administration fees, and other income. Service fees and other income for the three and six months ended June 30, 2022 increased $481,000, or 34.2%, and $391,000, or 10.5%, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2022 over the same periods in the prior year were the result of increases in third party pension administration fees from the Bank’s Nolan division of $347,000 and $314,000, respectively and increases in the servicing fees from the Bank’s Integra factoring division of $159,000 and $313,000, respectively, which was acquired effective July 1, 2021 and therefore had no revenue during the same periods in the prior year, as well as an increase in income distributions from an interest in securities not readily marketable of $14,000 for the three months ended June 30, 2022. These increases were offset for the three and six months ended June 30, 2022 by decreases in net loan servicing fees of $2,000 and $107,000, respectively, consulting fees of $34,000 and $56,000, respectively, and from losses on errors of $11,000 and $44,000, respectively, over the same periods in the prior year, as well as a decrease in income distributions from an interest in securities not readily marketable of $71,000 for the six months ended June 30, 2022 over the same period in the prior year. Immaterial fluctuations accounted for the remaining differences. The increase in third-party administration fees for the periods was primarily due to timing differences in completion of plan administration work compared to the same periods in the earlier year, during which the COVID-19 pandemic and related shutdowns led to a slowdown in submission of records from plan sponsors, delaying completion of work, as well as from an increase in third party administration clients.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended June 30, 2022 showed no material variance, and rental income for the six months ended June 30, 2022 increased $13,000, or 7.4%. The increase was primarily due to a new tenant moving into vacant space during the second quarter 2021.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Salaries and employee benefits	$7,879	$5,923	$15,335	$11,789
Occupancy and equipment	422	392	873	819
Trust expenses	560	595	1,158	1,159
Brokerage and advisory direct costs	498	491	1,026	997
Professional fees	353	332	753	782
Data processing	221	266	390	470
Other	1,346	834	2,703	1,609
Total	$11,279	$8,833	$22,238	$17,625

Total non-interest expense for the three and six months ended June 30, 2022 increased $2.4 million, or 27.7%, and $4.6 million, or 26.2%, respectively, compared to the same periods in the prior year, primarily due to increases in salaries and employee benefits, trust expenses, other expenses, and professional fees, as well as in data processing fees, which were partially offset by a decrease in depreciation expense within our occupancy and equipment expense and in brokerage and advisory direct costs. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2022 increased $2.0 million, or 33.0%, and $4.5 million, or 30.1%, compared to the same periods in the prior year. The increases were primarily due to increases in bonuses, salaries, and related payroll expenses in our Banking segment, the majority of which are related to the increase staff from the acquisition of the Integra factoring division, and in our Other Financial Services segment, primarily from increases in incentive bonuses and earnouts at Sanders Morris Harris, and increase in staff and merit increases in the Bank’s Nolan division, Tectonic Advisors and the Bank’s Trust department. In addition, health insurance and other employee benefits costs increased for the three and six months ended June 30, 2022 across the Company by $99,000 and $204,000, respectively, compared to the same periods in the prior year due primarily to increases in headcount and rate increases. The increases in salary, bonus, and other related payroll costs during the three and six months ended June 30, 2022 in our Banking segment of $546,000 and $1.5 million, respectively, related to increases of $511,000 and $1.0 million from the acquisition of the Bank’s Integra division in July 2021, and increases of $36,000 and $480,000 elsewhere in our Banking segment, related to merit increases in salaries and an increase in headcount, including within the Bank’s SBA division. Salaries and bonuses in our Other Financial Services segment increased $1.2 million and $1.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, of which $1.0 million and $1.1 million, respectively, is related to increases in commissions, incentive bonuses and earnouts related to increases in brokerage and private placement activity, $93,000 and $191,000 is related to Tectonic Advisors for increases in headcount in our investment operations team resulting from increases in net flows of assets under management and merit raises, $44,000 and $347,000 is related to the Bank’s Nolan division for increases in headcount, promotions and merit increases, and production related bonuses, and $31,000 and $41,000 is related to the Bank’s Trust department for increases in headcount and merit increases and promotions. In addition, stock compensation expense across the Company increased by $12,000 and $13,000 over the same periods in the prior year.

Occupancy and equipment expense. Occupancy and equipment expense for the three and six months ended June 30, 2022 increased $30,000, or 7.7%, and $54,000, or 6.6%, compared to the same periods in the prior year. The increases were related to increases totaling $55,000 and $126,000 at our Banking segment, offset by decreases of $25,000 and $72,000 in our Other Financial Services segment. The increases for the three and six months ended June 30, 2022 at our Banking segment included increases of $39,000 and $89,000 related to the acquisition of the Bank’s Integra division in July 2021, as well as increases in the Bank’s facilities expense of $16,000 and $37,000, respectively, compared to the same periods in the prior year. The decreases of in our Other Financial Services segment for the three and six months ended June 30, 2022 included decreases in depreciation expense of $23,000 and $45,000 and in facilities expense of $24,000 and $35,000, offset by individually immaterial fluctuations netting to increases of $22,000 and $8,000, compared to the same periods in the prior year.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and six months ended June 30, 2022 decreased $35,000, or 5.9%, and $1,000, or less than 1%, compared to the same periods in the prior year due to a decrease in the value of trust assets for the three and six months ended June 30, 2022 over the value during the same period in the prior year. This was due to a decrease in the valuation of trust assets, primarily during the three months ended June 30, 2022, which was partially offset by the increase in asset values and net flows earlier in 2022, compared to the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and six months ended June 30, 2022 increased $7,000, or 1.4%, and $29,000, or 2.9%, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2022 related primarily to increases in information services fees at Tectonic Advisors of $24,000 and $54,000, respectively, which were offset by a decrease in clearing firm service fees at Sanders Morris of $21,000 and $42,000, combined with other individually immaterial fluctuations at Sanders Morris, including HWG, netting to decreases of $17,000 and $25,000, respectively, compared to the same periods in the prior year.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and six months ended June 30, 2022 increased $21,000, or 6.3%, and decreased $29,000, or 3.7%, compared the same periods in the prior year. The increase for the three months ended June 30, 2022, was the result of increases in audit and tax consulting fees totaling $75,000, the majority of which was in our Holdco segment related to an increase in complexity of our annual audit from an increase in our activity overall, offset by a decrease in legal and professional fees of $15,000 and $40,000, respectively, from decreases in consulting fees related to our participant directed plan services team, and increases in our legal fees during the same period in the prior year related to the acquisition of Integra. The decrease for the six months ended June 30, 2022 related to an increase in audit and audit and tax consulting services of $108,000, shared across all segments related to the increase in complexity of our annual audit and tax preparation services, which was partially offset by decreases in professional fees of $115,000, a decrease of $137,000 at the Bank’s trust department primarily due to a decrease in consulting fees related to our participant directed plan services team, where staff increases have allowed us to reduce our reliance on consultants, and a decrease in legal fees $22,000 compared to the same period in the prior year related primarily to the acquisition of Integra.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for the three and six months ended June 30, 2022 decreased $45,000, or 16.9%, and $80,000, or 17.0%, compared to the same periods in the prior year. The decreases were the result of decreases of $55,000 and $97,000 in our Banking segment, offset by increases of $11,000 and $17,000 in our Other Financial Services segment. The decreases in our Banking segment were primarily related to the conversion of the Bank’s core accounting system during the same periods in the prior year, which increased expense during the earlier periods, and the offsetting increases were primarily related to increases at the Bank’s trust division of $9,000 and $20,000, and other immaterial fluctuations.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and six months ended June 30, 2022 increased $512,000, or 61.4%, and $1.1 million, or 68.0%, compared to the same period in the prior year. The increases for the three and six months ended June 30, 2022 included increases of $291,000 and $630,000 in our Banking segment, of $112,000 and $272,000 in our Other Financial Services segment, and in our HoldCo segment of $109,000 and $191,000, respectively. The increases in our Banking segment include increases of $134,000 and $257,000 related to other expenses at the Bank’s Integra division which was acquired in July 2021, and includes increases in marketing and advertising costs of $35,000 and $74,000, correspondent bank charges of $45,000 and $76,000, software costs of $10,000 and $22,000, and other individually immaterial operating costs of $44,000 and $86,000, respectively. Other increases in our Banking segment included increases of $29,000 and $118,000 in software licenses, of $4,000 and $40,000 in employee recruitment related primarily to growth, and other individually immaterial increases. The increases of $112,000 and $272,000 in our Other Financial Services segment were related to increases in our marketing, advertising and public relations costs of $28,000 and $117,000, which includes marketing initiatives at Tectonic Advisors related to assets under management attributable to Cain Watters clients, and other marketing initiatives across the Company, as well as increases in travel, meals, and lodging of $20,000 and $46,000, and net increases of $44,000 and $63,000 in software, licenses, and computer services related to technology initiatives across the company, and other individually smaller fluctuations which increased other expenses by $20,000 and $46,000, respectively. The increases of $109,000 and $191,000 in our HoldCo segment for the three and six months ended June 30, 2022 were primarily the result of increases of $64,000 and $136,000 in marketing and public relations initiatives across the Company, an increase in Texas franchise tax expense of $25,000 for each the three and six months ended June 30, 2022, as well as other immaterial fluctuations netting to increases of $31,000 and $20,000 compared to the same periods in the prior year.

Income Taxes

Income tax expense for the three and six months ended June 30, 2022 was approximately $1.2 million and $2.2 million, respectively, compared to $1.1 million and $2.3 million, respectively, for the same periods in the prior year. The effective income tax rate was 19.8% and 19.7% for the three and six months ended June 30, 2022, respectively, compared to 22.4% and 22.5%, respectively, for the same periods in the prior year.

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

Our other financial services segment includes Tectonic Advisors, Sanders Morris, the Bank’s Trust Division, which includes the Nolan division and a participant directed recordkeeping team, and HWG. Through these business divisions, we offer investment advisory and brokerage services to individuals and businesses, private trust services, and financial management services, including personal wealth management, retirement plan design and administrative services, and insurance brokerage services.

A third operating segment, HoldCo, includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. Our principal source of revenue is dividends from our subsidiaries.

The following table presents key metrics related to our segments as of the dates indicated:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,144	$10,252	$(204)	$17,192	$14,276	$19,955	$(423)	$33,808
Income (Loss ) Before Taxes	$3,524	$3,139	$(750)	$5,913	$6,656	$6,011	$(1,424)	$11,243

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$5,822	$8,158	$(219)	$13,761	$11,588	$17,303	$(352)	$28,539
Income (loss) before taxes	$2,981	$2,361	$(555)	$4,787	$6,093	$5,290	$(1,038)	$10,345

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and six months ended June 30, 2022 increased $543,000, or 18.2%, and $563,000, or 9.2%, respectively, compared to the same periods in the prior year. The increase during the three months ended June 30, 2022 was primarily the result of a $1.3 million increase in net interest income, a $141,000 decrease in the provision for loan losses, and a $62,000 increase in non-interest income, partly offset by a $920,000 increase in non-interest expense. The increase during the six months ended June 30, 2022 was primarily the result of a $2.6 million increase in net interest income, a $242,000 decrease in the provision for loan losses, and a $134,000 increase in non-interest income, partly offset by a $2.4 million increase in non-interest expense.

Net interest income for the three and six months ended June 30, 2022 increased $1.3 million, or 22.7%, and $2.6 million, or 22.9%, respectively, compared to the same periods in the prior year. The increase in net interest income was primarily due to the increase in the average yield on loans, and to a lesser extent an increase in the average yield in the interest-bearing deposits (which are held at the FRB), and to an increase in the average volume of securities and loans. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

There was no provision for loan losses for the three months ended June 30, 2022. The provision for loan losses totaled $141,000 for the three months ended June 30, 2021. For the six months ended June 30, 2022, the provision for loan losses totaled $327,000, compared to $569,000 for the six months ended June 30, 2021. Nevertheless, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, and additional or reversal provisions for loan losses may be necessary in future periods. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended June 30, 2022 increased $62,000, or 22.5%, compared to the same period in the prior year. The increase was primarily due to the recording of $159,000 for factoring service fees for the three months ended June 30, 2022, related to the Integra acquisition during the third quarter of 2021, partly offset by a $101,000 decrease in gain on sale of loans. Non-interest income for the six months ended June 30, 2022 increased $134,000, or 29.2%, compared to the same period in the prior year. The increase was primarily due to the recording of $313,000 for factoring service fees for the six months ended June 30, 2022, related to the Integra acquisition during the third quarter of 2021, a $16,000 increase in deposit service income and a $13,000 increase in rental income, partly offset by a $107,000 decrease in net loan servicing income and a $101,000 decrease in gain on sale of loans. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2022 increased $920,000, or 34.1%, and $2.4 million, or 48.1%, respectively, compared to the same periods in the prior year. The increases included salaries and employee benefits of $621,000 and $1.7 million for the three and six months ended June 30, 2022, respectively, for annual merit increases and increases in staff (including $566,000 and $1.1 million for the three and six months ended June 30, 2022, respectively, for the addition of Integra), and incentive bonuses, occupancy and equipment expense of $54,000 and $125,000 for the three and six months, respectively, (including $48,000 and $110,000 for the three and six months ended June 30, 2022, respectively, for the addition of Integra), professional fees of $9,000 for the three months ended June 30, 2022 (which was for the addition of Integra) and $47,000 for the six months ended June 30, 2022 (which includes $18,000 for the addition of Integra) and $33,000 for legal and audit fees, and other expenses of $291,000 and $630,000 for the three and six months ended June 30, 2022, respectively. The increase for the three months ended June 30, 2022 includes $120,000 for the addition of Integra, $40,000 for software development, $40,000 for other real estate expenses, $23,000 for FDIC insurance premiums, and a net increase of $68,000 for various other expenses. The increase for the six months ended June 30, 2022 includes $232,000 for the addition of Integra, $135,000 for software development, $62,000 for other real estate expenses, $41,000 for employee recruitment, $44,000 for FDIC insurance premiums, and a net increase of $116,000 for various other expenses. The increases were partly offset by decreases in data processing of $55,000 and $97,000 for the three and six months ended June 30, 2022, respectively, (related to discount credits received for the Bank’s core system conversion during March of 2021 which were first applied to conversion cost during 2021 and applied to data processing expense during 2022). See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and six months ended June 30, 2022 increased $778,000, or 33.0%, and $721,000, or 13.6%, compared to the same periods in the prior year. The increases during the three and six months ended June 30, 2022 were the result of increases of $2.1 million and $2.6 million in non-interest income for the three and six months ended June 30, 2022, respectively, offset by increases of $1.3 million and $1.9 million in non-interest expense, respectively.

Non-interest income for the three and six months ended June 30, 2022 increased $2.1 million, or 25.7%, and $2.6 million, or 15.3%, compared to the same period in the prior year. The increases were primarily due to increases in brokerage income totaling $1.7 million and $1.6 million, respectively, related to a sharp increase in commissions earned from private placement activity for the three and six months ended June 30, 2022 compared to those in the same periods in the prior year, and in trust and advisory income totaling $107,000 and $821,000, respectively, related to net inflows to our assets under management throughout 2021, as well as continued uncertainty during the same periods in the prior year as to the effects of the ongoing COVID-19 pandemic, which decreased asset values in those earlier periods. In addition, service fees and other income increased $302,000 and $239,000, respectively, for the three and six months ended June 30, 2022, compared to the same periods in the prior year related to increases in third party pension administration fees from the Bank’s Nolan division of $347,000 and $314,000, which were offset by decreases in consulting fees of $34,000 and $56,000, and from losses on errors of $11,000 and $44,000, respectively, and other immaterial differences. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2022 increased $1.3 million, or 22.7%, and $1.9 million, or 16.1%, compared to the same periods in the prior year. These increases were primarily related to increases in salaries and employee benefits of $1.2 million and $1.8 million, respectively, during the three and six months ended June 30, 2022, and increases of $112,000 and $272,000, respectively, in other expenses. For the three and six months ended June 30, 2022, these increases were offset by decreases in occupancy and equipment expense of $25,000 and in trust expense of $35,000. For the three months ended June 30, 2022 compared to the same period in the prior year, there were other immaterial increases in brokerage and advisory direct costs, professional fees, and data processing totaling $22,000. For the six months ended June 30, 2022 compared to the same period in the prior year, the increases in salaries and employee benefits and other expenses were offset by decreases in occupancy and equipment expense of $72,000 and in professional fees of $75,000, related to a decrease in consulting fees in our participant directed plan services team related to staffing increases, which reduced our reliance upon consultants. There were other immaterial increases in brokerage and advisory direct costs and data processing expense of $29,000 and $17,000, respectively for the six months ended June 30, 2022. The increases in salaries and employee benefits expense for the three and six months ended June 30, 2022 included $1.0 million and $1.1 million, respectively, related to increases in commissions, incentive bonuses and earnouts related to increases in brokerage and private placement activity, $93,000 and $191,000 related to Tectonic Advisors for increases in headcount in our investment operations team resulting from increases in net flows of assets under management and merit raises, $44,000 and $347,000 related to the Bank’s Nolan division for increases in headcount, promotions and merit increases, and production related bonuses, and $31,000 and $41,000 related to the Bank’s Trust department for increases in headcount and merit increases and promotions. The increases in other expenses for the three and six months ended June 30, 2022 included increases in marketing, advertising and public relations expense of $28,000 and $118,000, respectively, related to initiatives across the segment aimed at supporting growth in our assets under management and our brokerage and third party administration services, increases in travel, meals, and lodging of $20,000 and $46,000, respectively, and net increases of $44,000 and $63,000, respectively, in software, licenses, and computer services related to technology initiatives across the segment, and other immaterial fluctuations related to increases in headcount. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The loss before taxes for the three and six months ended June 30, 2022 increased $195,000, or 35.1%, and $386,000, or 37.2%, compared to the same periods in the prior year. The increases in the loss were due to a decrease in service fees and other income for the six months ended June 30, 2022 of $70,000 related to a decrease in distributions from securities not readily marketable compared to the same period in the prior year, and to increases for the three and six months ended June 30, 2022 in salaries and employee benefits of $93,000 and $123,000, respectively, primarily related to an increase in salary, bonuses, and related payroll taxes, and in other expenses of $109,000 and $192,000, respectively, primarily related to an increase in costs for branding initiatives at our parent company, compared to the same periods in the prior year, and other individually immaterial fluctuations.

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

As of June 30, 2022, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

As of June 30, 2022 and December 31, 2021, the Bank held FRB stock in the amount of $2.2 million and $1.2 million, respectively. The Bank held FHLB stock in the amount of $1.3 million at each of June 30, 2022 and December 31, 2021. The FRB stock and FHLB stock were classified as restricted securities.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of June 30, 2022		As of December 31, 2021
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,980	$1,965	$-	$-
U.S. government agencies	15,768	13,690	15,847	15,402
Mortgage-backed securities	4,641	4,519	1,724	1,754
Total securities available for sale	$22,389	$20,174	$17,571	$17,156

Securities held to maturity:
PACE investments	$2,593	$2,593	$2,731	$2,731
PID/TIRZ investments	23,634	23,634	16,942	16,942
Total securities held to maturity	$26,227	$26,227	$19,673	$19,673

Securities, restricted:
Other	$3,485	$3,485	$2,432	$2,432

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of June 30, 2022. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
U.S. Treasuries	$982	2.16%	$998	2.62%	$-	-%	$-	-%	$1,980	2.39%
U.S. government agencies	6	2.22%	4,996	0.87%	7,120	1.04%	3,646	0.83%	15,768	0.94%
Mortgage-backed securities	-	-	2,583	2.92%	-	-	2,058	3.69	4,641	1.93
Total	$988	2.16%	$8,577	1.69%	$7,120	1.04%	$5,704	0.78%	$22,389	1.27%
Securities held to maturity:
PACE investments	$-	-%	$-	-%	$-	-%	$2,593	7.32%	$2,593	7.32%
PID/TIRZ investments	-		2,127	4.12	-	-	21,507	6.26	23,634	6.07
Total	$-	-%	$2,127	4.12%	$-	-%	$24,100	6.38%	$26,227	6.19%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$3,485	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, decreased $200,000 to $428.9 million at June 30, 2022, compared to $428.7 million at December 31, 2021. PPP loans totaled $363,000 at June 30, 2022, compared to $34.1 million at December 31, 2021. SBA loans comprise the largest group of loans in our portfolio totaling $236.7 million, or 55.2%, of the total loans at June 30, 2022, compared to $233.9 million, or 54.5% (50.6% excluding PPP loans) at December 31, 2021. Commercial and industrial loans totaled $90.7 million, or 21.1%, of the total loans at June 30, 2022, compared to $83.3 million, or 14.3% (21.1% excluding PPP loans), at December 31, 2021. Commercial and construction real estate loans totaled $61.5 million, or 14.3%, of the total loans at June 30, 2022, compared to $65.6 million, or 15.3% (16.6% excluding PPP loans), at December 31, 2021.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	June 30, 2022		December 31, 2021
Commercial and industrial	$90,660	21.1%	$83,348	19.4%
Consumer installment	1,171	0.3	1,099	0.3
Real estate – residential	4,491	1.1	5,452	1.3
Real estate – commercial	57,992	13.5	62,966	14.7
Real estate – construction and land	3,539	0.8	2,585	0.6
SBA 7(a) guaranteed	143,488	33.4	145,983	34.0
SBA 7(a) unguaranteed	58,231	13.6	52,524	12.3
SBA 504	35,016	8.2	35,348	8.2
USDA	813	0.2	806	0.2
Factored Receivables	33,545	7.8	38,636	9.0
Total Loans	$428,946	100.0%	$428,747	100.0%

	Maturity Distribution of Loan Portfolio at June 30, 2022
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$9,735	$12,656	$68,131	$138	$90,660
Consumer installment	233	938	-	-	1,171
Real estate – residential	217	4,274	-	-	4,491
Real estate – commercial	19,810	31,078	5,573	1,531	57,992
Real estate – construction and land	2,546	993	-	-	3,539
SBA 7(a) guaranteed	125,898	13,815	3,775	-	143,488
SBA 7(a) unguaranteed	49,388	7,067	1,551	225	58,231
SBA 504	17,043	14,335	3,638	-	35,016
USDA	813	-	-	-	813
Factored Receivables	33,545	-	-	-	33,545
Total	$259,228	$85,156	$82,668	$1,894	$428,946

	Loans Due After One Year at June 30, 2022
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$79,494	$1,431	$80,925
Consumer installment	938	-	938
Real estate – residential	4,274	-	4,274
Real estate – commercial	4,655	33,527	38,182
Real estate – construction and land	993	-	993
SBA 7(a) guaranteed	5,432	12,158	17,590
SBA 7(a) unguaranteed	1,843	7,000	8,843
SBA 504	-	17,973	17,973
USDA	-	-	-
Factored Receivables	-	-	-
Total	$97,629	$72,089	$169,718

	Maturity Distribution of Loan Portfolio at December 31, 2021
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$12,430	$11,047	$59,730	$141	$83,348
Consumer installment	109	990	-	-	1,099
Real estate – residential	211	5,241	-	-	5,452
Real estate – commercial	10,411	34,651	16,325	1,579	62,966
Real estate – construction and land	1,178	677	730	-	2,585
SBA 7(a) guaranteed	98,524	47,024	435	-	145,983
SBA 7(a) unguaranteed	47,460	4,659	177	228	52,524
SBA 504	16,880	14,786	3,682	-	35,348
USDA	806	-	-	-	806
Factored Receivables	38,636	-	-	-	38,636
Total	$226,645	$119,075	$81,079	$1,948	$428,747

	Loans Due After One Year at December 31, 2021
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$69,707	$1,211	$70,918
Consumer installment	990	-	990
Real estate – residential	5,241	-	5,241
Real estate – commercial	10,191	42,364	52,555
Real estate – construction and land	1,407	-	1,407
SBA 7(a) guaranteed	35,278	12,181	47,459
SBA 7(a) unguaranteed	730	4,334	5,064
SBA 504	-	18,468	18,468
USDA	-	-	-
Factored Receivables	-	-	-
Total	$123,544	$78,558	$202,102

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is less than their average contractual terms due to prepayments.

Non-performing Assets

Our primary business segments are Banking and Other Financial Services, and as outlined above, the Banking segment’s primary business is lending. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers and factor clients which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19 pandemic.

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

	June 30, 2022		December 31, 2021
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – commercial	$144	0.02%	$149	0.03%
SBA guaranteed	2,347	0.40	2,039	0.35
SBA unguaranteed	56	0.01	-	-
Total non-accrual loans	2,547	0.43	2,188	0.37
Total loans past due 90 days and still accruing	380	0.06	400	0.07
Foreclosed assets	1,079	0.18	1,079	0.18
Total non-performing assets	$4,006	0.68%	$3,667	0.63%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of June 30, 2022 and December 31, 2021, we had no loans considered to be a troubled debt restructuring.

As noted in Note 3, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides financial institutions the option to suspend troubled debt restructuring accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. There were no loans in deferment due to the COVID-19 pandemic as of June 30, 2022. As of December 31, 2021, the amount of loans remaining in COVID-19 related deferment was not significant.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in Item 1.A. “Risk Factors” of the 2021 Form 10-K. Based on an analysis performed by management at June 30, 2022, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30		June 30
(In thousands, except percentages)	2022	2021	2022	2021
Average loans outstanding	$449,289	$436,020	$450,754	$437,395
Gross loans outstanding at end of period	$428,946	$410,811	$428,946	$410,811
Allowance for loan losses at beginning of period	$4,354	$3,158	$4,152	$2,941
Provision for loan losses	-	141	327	569
Charge offs:
Commercial and industrial	30	-	30	-
SBA 7(a)	-	-	42	215
Factored Receivables	108	-	212	-
Total charge-offs	138	-	284	215
Recoveries:
SBA 7(a)	7	8	11	12
Factored Receivables	12	-	29	-
Total recoveries	19	8	40	12
Net (charge-offs) recoveries	(119)	8	(244)	(203)
Allowance for loan losses at end of period	$4,235	$3,307	$4,235	$3,307
Ratio of allowance to end of period loan	0.99%	0.80%	0.99%	0.80%
Ratio of net charge-offs to average loans	0.03%	0.00%	0.05%	0.05%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	June 30, 2022		December 31, 2021
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,223	21.1%	$1,154	19.4%
Consumer installment	15	0.3	15	0.3
Real estate – residential	61	1.1	76	1.3
Real estate – commercial	786	13.5	869	14.7
Real estate – construction and land	48	0.8	40	0.6
SBA	1,464	55.2	1,324	54.5
USDA	19	0.2	20	0.2
Factored Receivables	619	7.8	654	9.0
Total allowance for loan losses	$4,235	100.0%	$4,152	100.0%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an Insured Cash Sweep One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of June 30, 2022.

Total deposits increased $31.0 million, or 15.2%, to $475.0 million as of June 30, 2022, as compared to $444.0 million as of December 31, 2021. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the six months ended June 30,
	2022			2021
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$98,117	21.6%	0.00%	$64,205	17.7%	0.00%
Savings and interest-bearing demand	16,275	3.6	0.26	13,740	3.8	0.23
Money market accounts	132,542	29.2	0.50	109,602	30.3	0.36
Time deposits	206,617	45.6	0.96	174,470	48.2	1.20
Total deposits	$453,551	100.00%	0.59%	$362,017	100.00%	0.70%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of June 30, 2022:

	As of June 30, 2022
(In thousands)	Insured	Uninsured	Total
Maturing
Three months or less	$36,281	$19,603	$55,884
Over three months to six months	23,599	14,204	37,803
Over six months to 12 months	59,094	29,349	88,443
Over 12 months	43,964	2,707	46,671
Total	$162,938	$65,863	$228,801

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Borrowings:
FRB borrowings (PPPLF)	$-	$34,521
Subordinated notes	12,000	12,000
	$12,000	$46,521

The Company has a credit line with the FHLB with borrowing capacity of $48.3 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2022 and December 31, 2021.

The Company also has a credit line with the FRB with borrowing capacity of $20.3 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB as of June 30, 2022 and December 31, 2021. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). During June 2022, the Bank repaid its PPPLF from the FRB and had no borrowings under the PPPLF as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing an interest rate of 7.125% payable semi-annually and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $6.0 million, or 7.1%, to $90.8 million as of June 30, 2022, from $84.8 million as of December 31, 2021. The increase included net income of $9.0 million, $177,000 related to stock compensation expense and the issuance of common stock related to exercise of stock options in the amount of $43,000 along with $50,000 related to the reduction in note receivable utilized to exercise stock options. The increases were partly offset by a $1.4 million net after-tax decrease in accumulated other comprehensive income related to the decrease in market value of the securities available for sale due to the recent significant increases in market interest rates, the repurchase of common stock in the amount of $181,000 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $776,000 and $883,000, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2022, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	June 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$70,386	12.92%	$62,794	11.82%
Common Equity Tier 1 (to Risk Weighted Assets)	53,136	13.94	45,544	12.62
Tier 1 Capital (to Risk Weighted Assets)	70,386	18.47	62,794	17.40
Total Capital (to Risk Weighted Assets)	74,621	19.58	66,946	18.55

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$70,338	13.09%	$63,302	12.06%
Common Equity Tier 1 (to Risk Weighted Assets)	70,338	18.68	63,302	17.70
Tier 1 Capital (to Risk Weighted Assets)	70,338	18.68	63,302	17.70
Total Capital (to Risk Weighted Assets)	74,573	19.80	67,454	18.87

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of June 30, 2022, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of June 30, 2022 the Company had approximately $31.6 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of June 30, 2022, the Company’s borrowing capacity with the FHLB was $48.3 million based upon loan collateral pledged to the FHLB, of which none was utilized as of June 30, 2022. In addition, the Company had $20.1 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $20.3 million, of which none was utilized as of June 30, 2022. In addition, the Company has approximately $140.1 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of June 30, 2022, we had commitments to extend credit and standby letters of credit of approximately $42.6 million and $282,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of June 30, 2022:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	12.78
+100	6.39
-100	(6.02)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None during the quarter ended June 30, 2022.

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

TECTONIC FINANCIAL, INC.

Date: August 15, 2022	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer