Form 10-Q
period 2022-09-30
Tectonic Financial, Inc.
filed 2022-11-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(972) 720-9000

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

The number of shares outstanding of the registrant’s Common Stock as of November 11, 2022 was 7,062,319 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$7,146	$10,203
Interest-bearing deposits	33,867	35,311
Federal funds sold	621	478
Total cash and cash equivalents	41,634	45,992
Securities available for sale	20,552	17,156
Securities held to maturity	26,244	19,673
Securities, restricted at cost	3,488	2,432
Securities, not readily marketable	100	100
Loans held for sale	19,951	33,762
Loans, net of allowance for loan losses of $4,169 and $4,152, respectively	435,276	424,595
Bank premises and equipment, net	4,614	4,729
Other real estate	518	1,079
Core deposit intangible, net	622	777
Goodwill	21,440	21,440
Deferred tax asset	941	405
Other assets	12,612	12,871
Total assets	$587,992	$585,011

LIABILITIES
Demand deposits:
Non-interest-bearing	$112,771	$88,876
Interest-bearing	142,893	147,909
Time deposits	215,464	207,384
Total deposits	471,128	444,169
Borrowed funds	-	34,521
Subordinated notes	12,000	12,000
Other liabilities	11,324	9,534
Total liabilities	494,452	500,224
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at September 30, 2022 and December 31, 2021)	17	17
Common stock, $0.01 par value; 10,000,000 shares authorized; 7,084,453 and 7,061,953 shares issued at September 30, 2022 and December 31, 2021, respectively, and 7,062,319 and 7,061,953 shares outstanding at September 30, 2022 and December 31, 2021, respectively	71	71
Additional paid-in capital	50,563	50,176
Treasury stock, at cost; 22,134 shares as of September 30, 2022, and no shares as of December 31, 2021	(416)	-
Retained earnings	45,849	34,851
Accumulated other comprehensive loss	(2,544)	(328)
Total shareholders’ equity	93,540	84,787
Total liabilities and shareholders’ equity	$587,992	$585,011

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and share amounts)	2022	2021	2022	2021
Interest Income
Loan, including fees	$7,877	$8,508	$22,083	$20,663
Securities	538	264	1,290	617
Federal funds sold	4	-	5	1
Interest-bearing deposits	193	12	286	33
Total interest income	8,612	8,784	23,664	21,314
Interest Expense
Deposits	1,378	619	2,714	1,867
Borrowed funds	242	297	713	887
Total interest expense	1,620	916	3,427	2,754
Net interest income	6,992	7,868	20,237	18,560
Provision for loan losses	150	641	477	1,210
Net interest income after provision for loan losses	6,842	7,227	19,760	17,350
Non-interest Income
Trust income	1,470	1,612	4,624	4,584
Gain on sale of loans	-	-	-	101
Advisory income	3,317	3,532	10,249	9,825
Brokerage income	2,430	2,603	8,614	7,196
Service fees and other income	2,338	1,632	6,442	5,345
Rental income	79	88	268	264
Total non-interest income	9,634	9,467	30,197	27,315
Non-interest Expense
Salaries and employee benefits	7,717	6,449	23,053	18,239
Occupancy and equipment	394	503	1,265	1,322
Trust expenses	537	623	1,695	1,782
Brokerage and advisory direct costs	488	509	1,514	1,506
Professional fees	298	429	1,051	1,211
Data processing	203	282	593	753
Other	1,224	1,333	3,927	2,941
Total non-interest expense	10,861	10,128	33,098	27,754
Income before Income Taxes	5,615	6,566	16,859	16,911
Income tax expense	1,154	1,417	3,372	3,747
Net Income	4,461	5,149	13,487	13,164
Preferred stock dividends	388	388	1,164	1,164
Net income available to common stockholders	$4,073	$4,761	$12,323	$12,000

Earnings per common share:
Basic	$0.58	$0.68	$1.75	$1.79
Diluted	0.56	0.65	1.68	1.74

Weighted average common shares outstanding	7,062,319	7,021,953	7,061,225	6,721,478
Weighted average diluted shares outstanding	7,306,607	7,272,993	7,319,334	6,909,859

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net Income	$4,461	$5,149	$13,487	$13,164
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investment securities available for sale	(1,005)	15	(2,805)	(244)
Tax effect	(211)	3	(589)	(52)
Other comprehensive (loss) income	(794)	12	(2,216)	(192)
Comprehensive Income	$3,667	$5,161	$11,271	$12,972

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$17	$66	$39,201	$-	$20,661	$68	$60,013
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	4,298	-	4,298
Other comprehensive loss	-	-	-	-	-	(229)	(229)
Stock based compensation	-	-	85	-	-	-	85
Balance at March 31, 2021	$17	$66	$39,286	$-	$24,571	$(161)	$63,779
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(411)	-	(411)
Net income	-	-	-	-	3,717	-	3,717
Other comprehensive income	-	-	-	-	-	25	25
Stock based compensation	-	-	78	-	-	-	78
Balance at June 30, 2021	$17	$66	$39,364	$-	$27,489	$(136)	$66,800
Issuance of common stock in acquisition of Integra Funding Solutions, LLC (“Integra”) (Note 17)	-	4	10,646	-	-	-	10,650
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(439)	-	(439)
Net income	-	-	-	-	5,149	-	5,149
Other comprehensive income	-	-	-	-	-	12	12
Stock based compensation	-	-	73	-	-	-	73
Balance at September 30, 2021	$17	$70	$50,083	$-	$31,811	$(124)	$81,857

Balance at January 1, 2022	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Exercise of stock options	-	-	43	-	-	-	43
Purchase of treasury stock at cost	-	-	-	(181)	-	-	(181)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,285	-	4,285
Other comprehensive loss	-	-	-	-	-	(868)	(868)
Stock based compensation	-	-	87	-	-	-	87
Balance at March 31, 2022	$17	$71	$50,306	$(181)	$38,307	$(1,196)	$87,324
Recognition of common stock issued related to reduction of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	4,741	-	4,741
Other comprehensive loss	-	-	-	-	-	(554)	(554)
Stock based compensation	-	-	90	-	-	-	90
Balance at June 30, 2022	$17	$71	$50,446	$(181)	$42,218	$(1,750)	$90,821
Exercise of stock options	-	-	54	-	-	-	54
Purchase of treasury stock at cost	-	-	-	(235)	-		(235)
Recognition of common stock issued related to reduction of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Net income	-	-	-	-	4,461	-	4,461
Other comprehensive loss	-	-	-	-	-	(794)	(794)
Stock based compensation	-	-	13	-	-	-	13
Balance at September 30, 2022	$17	$71	$50,563	$(416)	$45,849	$(2,544)	$93,540

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$13,487	$13,164
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	477	1,210
Depreciation and amortization	170	253
Accretion of discount on loans	(23)	(50)
Core deposit intangible amortization	155	151
Securities premium amortization, net	(7)	113
Origination of loans held for sale	(39,416)	(40,523)
Proceeds from payments and sales of loans held for sale	402	1,566
Loss on sale of other real estate owned	6	-
Gain on sale of loans	-	(101)
Stock based compensation	190	236
Deferred income taxes	53	57
Servicing assets, net	155	203
Net change in:
Other assets	104	2,838
Other liabilities	1,790	(1,197)
Net cash used in operating activities	(22,457)	(22,080)
Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	-	(3,185)
Purchase of securities held to maturity	(7,408)	(16,995)
Purchase of securities available for sale	(281,519)	(228,000)
Principal payments, calls and maturities of securities available for sale	275,285	227,531
Principal payments of securities held to maturity	877	3,061
Purchase of securities, restricted	(9,599)	(6,258)
Proceeds from sale of securities, restricted	8,543	6,257
Proceeds from sales of real estate owned	555	-
Net change in loans	41,690	30,085
Purchases of premises and equipment	(55)	(152)
Net cash provided by investing activities	28,369	12,344
Cash Flows from Financing Activities
Net change in demand deposits	18,879	43,742
Net change in time deposits	8,080	27,652
Proceeds from borrowed funds	284,300	298,961
Repayment of borrowed funds	(318,821)	(361,510)
Dividends paid on common stock	(1,325)	(850)
Dividends paid on Series B preferred stock	(1,164)	(1,164)
Exercise of stock options	97	-
Repayments on note receivable utilized to exercise stock options	100	-
Purchase of treasury stock at cost	(416)	-
Net cash (used in) provided by financing activities	(10,270)	6,831
Net change in cash and cash equivalents	(4,358)	(2,905)
Cash and cash equivalents at beginning of period	45,992	46,868
Cash and cash equivalents at end of period	$41,634	$43,963

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$52,825	$28,186
Transfers from loans to other real estate owned	$-	$517
Lease liabilities incurred in exchange for right-of-use assets	$58	$64
Stock option exercise in exchange for note receivable	$100	$-
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,646	$3,008
Income taxes	$3,515	$4,277

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

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“TBI”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the registered bank holding company for T Bank, N.A., a national banking association (the “Bank”), (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and registered investment advisor with the U.S. Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

We are headquartered in Dallas, Texas. The Bank operates through its main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas and Plano, Texas. Our Houston, Texas office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our other Dallas office, which is a branch office of Sanders Morris, is located at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is in Plano, Texas is located at 6900 Dallas Parkway, Suite 625, Plano, Texas, and also includes a branch office of HWG.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Nolan Company (“Nolan”), operating as a division within the Bank, offers third party administration (“TPA”) services, and Integra Funding Solutions, LLC (“Integra”), also operating as a division within the Bank, offers factoring services. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties in Texas which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain, Watters & Associates, LLC (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the Bank’s trust operations in April 2006, which has been amended from time to time, most recently in July 2016. See Note 12, Related Parties, to these consolidated financial statements for more information. In addition, the Nolan division of the Bank offers TPA services and provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$4,073	$4,761	$12,323	$12,000
Average shares outstanding	7,062	7,022	7,061	6,721
Effect of dilutive shares	245	251	258	189

Average diluted shares outstanding	7,307	7,273	7,319	6,910

Basic earnings per share	$0.58	$0.68	$1.75	$1.79
Diluted earnings per share	$0.56	$0.65	$1.68	$1.74

As of September 30, 2022, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of September 30, 2022, 180,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and fair value of securities is presented below as of the dates indicated.

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,984	$-	$40	$1,944
U.S. government agencies	15,748	-	2,725	13,023
Mortgage-backed securities	6,040	-	455	5,585
Total securities available for sale	$23,772	$-	$3,220	$20,552

Securities held to maturity:
Property assessed clean energy	$2,589	$-	$-	$2,589
Public improvement district/tax increment reinvestment zone	23,655	-	-	23,655
Total securities held to maturity	$26,244	$-	$-	$26,244
Securities, restricted:
Other	$3,488	$-	$-	$3,488

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,847	$4	$449	$15,402
Mortgage-backed securities	1,724	30	-	1,754
Total securities available for sale	$17,571	$34	$449	$17,156

Securities held to maturity:
Property assessed clean energy	$2,731	$-	$-	$2,731
Public improvement district/tax increment reinvestment zone	16,942	-	-	16,942
Total securities held to maturity	$19,673	$-	$-	$19,673
Securities, restricted:
Other	$2,432	$-	$-	$2,432

Securities not readily marketable	$100	$-	$-	$100

Securities available for sale consist of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds are located in Texas, California and Florida, and originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property. Securities, restricted consist of Federal Reserve Bank of Dallas (“FRB”) and Federal Home Loan Bank of Dallas (“FHLB”) stock, which are carried at cost.

As of September 30, 2022 and December 31, 2021, securities available for sale with a fair value of $110,000 and $163,000, respectively, were pledged against trust deposit balances held at the Bank.

As of September 30, 2022 and December 31, 2021, the Bank held FRB stock in the amount of $2.2 million and $1.2 million, respectively. The Bank held FHLB stock in the amount of $1.3 million at each of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of September 30, 2022:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$1,944	$40	$-	$-	$1,944	$40
U.S. government agencies	110	10	12,913	$2,715	13,023	2,725
Mortgage-backed securities	5,585	455	-	-	5,585	455
Total	$7,639	$505	$12,913	$2,715	$20,552	$3,220

The number of investment positions in the unrealized loss position totaled twenty-four as of September 30, 2022. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity, and (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of September 30, 2022, no impairment loss has been realized in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of securities available for sale as of September 30, 2022 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$987	$974
Due after one year through five years	8,995	7,812
Due after five years through ten years	4,120	3,499
Due after ten years	3,630	2,682
Mortgage-backed securities	6,040	5,585
Total	$23,772	$20,552

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$90,974	$83,348
Consumer installment	1,147	1,099
Real estate – residential	5,381	5,452
Real estate – commercial	60,709	62,966
Real estate – construction and land	3,873	2,585
SBA:
SBA 7(a) guaranteed	154,808	145,983
SBA 7(a) unguaranteed	55,601	52,524
SBA 504	38,313	35,348
USDA	798	806
Factored Receivables	27,841	38,636
Gross Loans	439,445	428,747
Less:
Allowance for loan losses	4,169	4,152
Net loans	$435,276	$424,595

Beginning in the second quarter of 2020 and until funding expired on May 31, 2021, the Company participated in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic and administered by the SBA. PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans at September 30, 2022 and December 31, 2021, were zero and $34.1 million of PPP loans originated, respectively.

As of September 30, 2022, our loan portfolio included $84.8 million of loans, approximately 19.3% of our total funded loans to the dental industry, as compared to $67.3 million of loans, or 15.7% of total funded loans (17.1% of total funded loans, net of PPP loans), as of December 31, 2021. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $20.0 million and $33.8 million of non-PPP SBA loans held for sale as of September 30, 2022 and December 31, 2021, respectively. There were no loans sold for the three and nine months ended September 30, 2022. There were no sales during the three months ended September 30, 2021, and during the nine months ended September 30, 2021, the Company sold $1.1 million of non-PPP SBA loans, resulting in a gain on sale of loans of $101,000. For the three and nine months ended September 30, 2022, the Company elected to reclassify $16.5 million and $52.8 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the SBA 7(a) loans reflected in this Form 10-Q are the PPP loans originated by the Company. There were no PPP loans outstanding as of September 30, 2022.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Non-accrual loans:
Real estate – commercial	$865	$149
SBA guaranteed	2,347	2,039
SBA unguaranteed	56	-
Total	$3,268	$2,188

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors, and Interagency Statements issued by the federal banking regulators, in consultation with the FASB, certain short-term loan modifications and additional accommodations made on a good faith basis in response to COVID-19 (as defined by the guidance) to borrowers who were current prior to any relief are not considered TDRs. Additionally, under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complied with the above guidance. As such, the Company's TDR loans noted above do not include loans with modifications to borrowers impacted by COVID-19. As of September 30, 2022, there were no loans on deferment due to the COVID-19 pandemic.

As of September 30, 2022 and December 31, 2021, there were no loans identified as TDRs. There were no new TDRs during the three and nine months ended September 30, 2022 or the year ended December 31, 2021.

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

The Company’s impaired loans and related allowance is summarized in the following table as of the dates indicated:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2022						Nine Months Ended
Commercial and industrial	$725	$724	$-	$724	$-	$80	$-
SBA	2,759	2,126	-	2,126	-	2,341	-
Total	$3,484	$2,850	$-	$2,850	$-	$2,421	$-

December 31, 2021						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$73	$4
SBA	3,658	3,071	-	3,071	-	6,333	21
Total	$3,658	$3,071	$-	$3,071	$-	$6,406	$25

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows as of the dates indicated:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
September 30, 2022
Commercial and industrial	$-	$-	$-	$90,974	$90,974	$-
Consumer installment	-	-	-	1,171	1,147	-
Real estate – residential	-	210	210	5,171	5,381	210
Real estate – commercial	-	-	-	60,709	60,709	-
Real estate – construction and land	-	-	-	3,873	3,873	-
SBA	-	2,403	2,403	246,319	248,722	-
USDA	-	-	-	798	798	-
Factored Receivables	1,140	258	1,398	26,443	27,841	258
Total	$1,140	$2,871	$4,011	$435,458	$439,445	$468

December 31, 2021
Commercial and industrial	$4	$-	$4	$83,344	$83,348	$-
Consumer installment	-	-	-	1,099	1,099	-
Real estate – residential	-	-	-	5,452	5,452	-
Real estate – commercial	219	-	219	62,747	62,966	-
Real estate – construction and land	-	-	-	2,585	2,585	-
SBA	1,762	-	1,762	232,093	233,855	-
USDA	-	-	-	806	806	-
Factored receivables	1,743	400	2,143	36,493	38,636	400
Total	$3,728	$400	$4,128	$424,619	$428,747	$400

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial and industrial	$90,250	$-	$-	$724	$-	$90,974
Consumer installment	1,147	-	-	-	-	1,147
Real estate – residential	5,171	-	-	210	-	5,381
Real estate – commercial	60,568	-	-	141	-	60,709
Real estate – construction and land	3,873	-	-	-	-	3,873
SBA	222,032	21,393	4,486	811	-	248,722
USDA	798	-	-	-	-	798
Factored Receivables	27,841	-	-	-	-	27,841
Total	$411,680	$21,393	$4,486	$1,886	$-	$439,445

December 31, 2021
Commercial and industrial	$82,105	$1,243	$-	$-	$-	$83,348
Consumer installment	1,099	-	-	-	-	1,099
Real estate – residential	5,242	-	-	210	-	5,452
Real estate – commercial	62,817	-	-	149	-	62,966
Real estate – construction and land	2,585	-	-	-	-	2,585
SBA	213,630	16,265	2,659	1,301	-	233,855
USDA	806	-	-	-	-	806
Factored Receivables	38,636	-	-	-	-	38,636
Total	$406,920	$17,508	$2,659	$1,660	$-	$428,747

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
September 30, 2022
Beginning Balance	$1,223	$15	$61	$786	$48	$1,464	$19	$619	$4,235
Provision for loan losses	(9)	-	14	52	5	(62)	-	150	150
Charge-offs	(1)	-	-	-	-	-	-	(259)	(260)
Recoveries	30	-	-	-	-	5	-	9	44
Net recoveries (charge-offs)	29	-	-	-	-	5	-	(250)	(216)
Ending balance	$1,243	$15	$75	$838	$53	$1,407	$19	$519	$4,169

September 30, 2021
Beginning Balance	$1,129	$50	$76	$738	$105	$1,190	$19	$-	$3,307
Provision for loan losses	(57)	(20)	(8)	131)	(57)	11	-	641	641
Charge-offs	-	-	-	-	-	-	-	(73)	(73)
Recoveries	-	-	-	-	-	3	-	20	23
Net recoveries (charge-offs)	-	-	-	-	-	3	-	(53)	(50)
Ending balance	$1,072	$30	$68	$869	$48	$1,204	$19	$588	$3,898

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Nine months ended:
September 30, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for loan losses	90	-	(1)	(31)	13	109	(1)	298	477
Charge-offs	(31)	-	-	-	-	(42)	-	(471)	(544)
Recoveries	30	-	-	-	-	16	-	38	84
Net charge-offs	(1)	-	-	-	-	(26)	-	(433)	(460)
Ending balance	$1,243	$15	$75	$838	$53	$1,407	$19	$519	$4,169

September 30, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941
Provision for loan losses	144	(61)	16	342	(52)	179	1	641	1,210
Charge-offs	-	-	-	-	-	(215)	-	(73)	(288)
Recoveries	-	-	-	-	-	15	-	20	35
Net charge-offs	-	-	-	-	-	(200)	-	(53)	(253)
Ending balance	$1,072	$30	$68	$869	$48	$1,204	$19	$588	$3,898

The Company’s allowance for loan losses as of September 30, 2022 and December 31, 2021 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
September 30, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,243	15	75	838	53	1,407	19	519	4,169
Ending balance	$1,243	$15	$75	$838	$53	$1,407	$19	$519	$4,169

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,154	15	76	869	40	1,324	20	654	4,152
Ending balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152

The Company’s recorded investment in loans as of September 30, 2022 and December 31, 2021 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
September 30, 2022
Loans individually evaluated for impairment	$724	$-	$-	$-	$-	$2,126	$-	$-	$2,850
Loans collectively evaluated for impairment	90,250	1,147	5,381	60,709	3,873	246,596	798	27,841	436,595
Ending balance	$90,974	$1,147	$5,381	$60,709	$3,873	$248,722	$798	$27,841	$439,445

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$3,071	$-	$-	$3,071
Loans collectively evaluated for impairment	83,348	1,099	5,452	62,966	2,585	230,784	806	38,636	425,676
Ending balance	$83,348	$1,099	$5,452	$62,966	$2,585	$233,855	$806	$38,636	$428,747

Management continues to closely monitor for credit changes resulting from the rising interest rate environment, the persistent high inflation levels in the United States and our market areas, and the ongoing COVID-19 pandemic (or any current or future variants thereof).

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of September 30, 2022 and December 31, 2021, right-of-use assets totaled $1.7 million and $1.4 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $1.8 million and $1.4 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of September 30, 2022, the weighted average remaining lease term is forty-five months, and the weighted average discount rate is 4.11%.

As of September 30, 2022, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2022	$118
2023	349
2024	595
2025	598
2026	339
2027 and thereafter	55
Total minimum rental payments	2,054
Less: Interest	(272)
Present value of lease liabilities	$1,782

The Company currently receives rental income from eleven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of September 30, 2022 were $1.2 million through 2028.

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Goodwill	$21,440	$21,440
Core deposit intangible, net	622	777

During the year ended December 31, 2021, the Company recorded goodwill of $10.7 million in connection with the acquisition of Integra. See Note 17, Acquisition, to these consolidated financial statements for more information regarding the Company’s acquisition of Integra.

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $52,000 and $155,000 for the three and nine months ended September 30, 2022 and $50,000 and $151,000 for the three and nine months ended September 30, 2021, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of September 30, 2022 and December 31, 2021 were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,086)	(931)
Net carrying amount	$622	$777

The estimated amortization expense of the core deposit intangible remaining as of September 30, 2022 is as follows:

(In thousands)
2022 remaining	$53
2023	210
2024	210
2025	149
Total	$622

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	September 30, 2022		December 31, 2021
Non-interest bearing demand	$112,771	24%	$88,876	20%
Interest-bearing demand (NOW)	5,517	1	6,459	1
Money market accounts	127,162	27	133,536	30
Savings accounts	10,214	2	7,914	2
Time deposits	215,464	46	207,384	47
Total	$471,128	100%	$444,169	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of September 30, 2022 and December 31, 2021 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $48.1 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2022 and December 31, 2021.

The Company also has a credit line with the FRB with borrowing capacity of $18.1 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB as of September 30, 2022 and December 31, 2021. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The Bank repaid its PPPLF borrowings from the FRB and had no borrowings under the PPPLF as of September 30, 2022. The PPPLF borrowings totaled $34.5 million at December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2022, and converting to variable rate at 3 month LIBOR plus 5.125% payable quarterly, and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at 3 month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and nine months ended September 30, 2022 and 2021.

The amount of employer contributions charged to expense under the two plans was $119,000 and $441,000 for the three and nine months ended September 30, 2022, respectively, and $117,000 and $392,000 for the three and nine months ended September 30, 2021, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of September 30, 2022 and December 31, 2021.

Note 9. Income Taxes

Income tax expense was approximately $1.2 million and $3.4 million for the three and nine months ended September 30, 2022, respectively, and $1.4 million and $3.7 million for the three and nine months ended September 30, 2021, respectively. The Company’s effective income tax rate was 20.6% and 20.0% for the three and nine months ended September 30, 2022, respectively, and 21.6% and 22.2% for the three and nine months ended September 30, 2021, respectively.

Net deferred tax assets totaled $941,000 and $405,000 at September 30, 2022 and December 31, 2021, respectively.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 per share and an intrinsic value of $6.92 per share were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. As of September 30, 2022 and December 31, 2021, the note receivable balance was $300,000 and $400,000, respectively. The shares are subject to a right of repurchase by the Company under certain circumstances through December 31, 2023.

There were no stock options granted, vested, or forfeited during the three and nine months ended September 30, 2022 and 2021. During the three and nine months ended September 30, 2022, options on 12,500 and 22,500 shares of the Company’s common stock, respectively, were exercised at $4.30 per share. There were no options exercised during the three and nine months ended September 30, 2021.

The number of options outstanding as of September 30, 2022 and December 31, 2021 was 167,500 and 190,000, respectively, and the weighted average exercise price as of September 30, 2022 and December 31, 2021 was $5.51 and $5.37, respectively. The weighted average contractual life as of September 30, 2022 and December 31, 2021 was 4.87 years and 5.62 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of September 30, 2022 and December 31, 2021 was $1.98 and $1.94, respectively.

As of September 30, 2022, all 167,500 stock options outstanding were vested, and unrecognized compensation cost totaled $102,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $20,000 and $58,000 for the three and nine months ended September 30, 2022 and $2,000 and $26,000 for the three and nine months ended September 30, 2021, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of September 30, 2022, 180,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the restricted stock awards were vested as of September 30, 2022 and December 31, 2021. During the three months ended September 30, 2022, 30,000 restricted stock awards were forfeited, with a grant date fair value of $4.81. The weighted average contractual life as of September 30, 2022 and December 31, 2021 was 1.71 years and 2.46 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. There was a $78,000 reversal in compensation expense for the three months ended September 30, 2022, which was related to the forfeiture of 30,000 unvested restricted stock awards, offsetting expense recognized of $71,000, resulting in a net credit of $7,000 for the three months ended September 30, 2022. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $132,000 for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recorded $71,000 and $211,000, respectively, related to the restricted stock awards. As of September 30, 2022, there was $380,000 of unrecognized compensation cost related to the restricted stock awards.

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

The following table summarizes loan commitments:

(In thousands)	September 30, 2022	December 31, 2021
Undisbursed loan commitments	$34,355	$33,704
Standby letters of credit	162	282
Total	$34,517	$33,986

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of September 30, 2022 and December 31, 2021.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $71,000 and $168,000 during the three and nine months ended September 30, 2022, respectively, and $222,000 and $705,000 during the three and nine months ended September 30, 2021, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $18,000 in fees payable and $76,000 in fees receivable related to these services at September 30, 2022 and December 31, 2021, respectively, which is included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $190,000 and $225,000 payable to Cain Watters related to this agreement at September 30, 2022 and December 31, 2021, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

During the fourth quarter of 2021, Sanders Morris issued a note receivable in the amount of $400,000 related to the exercise of restricted stock options which were granted to employees of Sanders Morris on September 27, 2021. See Note 10, Stock Compensation Plans, to these consolidated financial statements for more information. As of September 30, 2022 and December 31, 2021, the note receivable balance was $300,000 and $400,000, respectively.

As of September 30, 2022 and December 31, 2021, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $7.9 million and $9.2 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of September 30, 2022 and December 31, 2021.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of September 30, 2022 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of September 30, 2022, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$78,129	20.59%	$39,849	10.50%	$37,952	10.00%
T Bank, N.A.	78,062	20.78	39,444	10.50	37,566	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	73,959	19.49	32,259	8.50	30,362	8.00
T Bank, N.A.	73,893	19.67	31,931	8.50	30,053	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	56,709	14.94	26,566	7.00	24,669	6.50
T Bank, N.A.	73,893	19.67	26,296	7.00	24,418	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	73,959	12.92	22,895	4.00	28,619	5.00
T Bank, N.A.	73,893	13.12	22,522	4.00	28,152	5.00

As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$66,946	18.55%	$37,894	10.50%	$36,089	10.00%
T Bank, N.A.	67,454	18.87	37,542	10.50	35,754	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	62,794	17.40	30,676	8.50	28,871	8.00
T Bank, N.A.	63,302	17.70	30,391	8.50	28,604	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	45,544	12.62	25,263	7.00	23,458	6.50
T Bank, N.A.	63,302	17.70	25,028	7.00	23,240	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	62,794	11.82	21,245	4.00	26,557	5.00
T Bank, N.A.	63,302	12.06	21,002	4.00	26,252	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of September 30, 2022, approximately $10.3 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2022
Income Statement
Total interest income	$8,612	$-	$-	$8,612
Total interest expense	1,386	-	234	1,620
Provision for loan losses	150	-	-	150
Net interest income (loss) after provision for loan losses	7,076	-	(234)	6,842
Non-interest income	317	9,317	-	9,634
Depreciation and amortization expense	95	12	-	107
All other non-interest expense	4,117	6,309	328	10,754
Income (loss) before income tax	$3,181	$2,996	$(562)	$5,615

Goodwill and other intangibles	$19,712	$2,350	$-	$22,062
Total assets	$574,113	$12,722	$1,157	$587,992

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine months Ended September 30, 2022
Income Statement
Total interest income	$23,664	$-	$-	$23,664
Total interest expense	2,755	-	672	3,427
Provision for loan losses	477	-	-	477
Net-interest income (loss) after provision for loan losses	20,432	-	(672)	19,760
Non-interest income	910	29,273	14	30,197
Depreciation and amortization expense	285	41	-	326
All other non-interest expense	11,220	20,224	1,328	32,772
Income (loss) before income tax	$9,837	$9,008	$(1,986)	$16,859

Goodwill and other intangibles	$19,712	$2,350	$-	$22,062
Total assets	$574,113	$12,722	$1,157	$587,992

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2021
Income Statement
Total interest income	$8,784	$-	$-	$8,784
Total interest expense	681	-	235	916
Provision for loan losses	641	-	-	641
Net-interest income (loss) after provision for loan losses	7,462	-	(235)	7,227
Non-interest income	294	9,173	-	9,467
Depreciation and amortization expense	96	35	-	131
All other non-interest expense	3,397	6,186	414	9,997
Income (loss) before income tax	$4,263	$2,952	$(649)	$6,566

Goodwill and other intangibles	$19,918	$2,350	$-	$22,268
Total assets	$563,861	$10,925	$(154)	$574,632

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine months Ended September 30, 2021
Income Statement
Total interest income	$21,314	$-	$-	$21,314
Total interest expense	2,081	-	673	2,754
Provision for loan losses	1,210	-	-	1,210
Net-interest income (loss) after provision for loan losses	18,023	-	(673)	17,350
Non-interest income	752	26,478	85	27,315
Depreciation and amortization expense	280	109	-	389
All other non-interest expense	8,138	18,128	1,099	27,365
Income (loss) before income tax	$10,357	$8,241	$(1,687)	$16,911

Goodwill and other intangibles	$19,918	$2,350	$-	$22,268
Total assets	$563,861	$10,925	$(154)	$574,632

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2022
Securities available for sale:
U.S. Treasuries	$-	$1,944	$-	$1,944
U.S. government agencies	-	13,023	-	13,023
Mortgage-backed securities	-	5,585	-	5,585
As of December 31, 2021
Securities available for sale:
U.S. government agencies	$-	$15,402	$-	$15,402
Mortgage-backed securities	-	1,754	-	1,754

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and nine months ended September 30, 2022, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of September 30, 2022 and December 31, 2021, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of September 30, 2022 and December 31, 2021, foreclosed assets totaled approximately $517,000 and $1.1 million, respectively, consisting of loans that were foreclosed during 2021 and were recorded at fair value. There were no assets foreclosed upon during the three and nine months ended September 30, 2022 and 2021, and there were no foreclosed assets re-measured during the three and nine months ended September 30, 2022 and 2021.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three and nine months ended September 30, 2022, the Company had no sale of loans and did not add any servicing assets. During the three and nine months ended September 30, 2021, the Company added servicing assets totaling $19,000 in connection with the sale of $1.1 million in loans. There was no allowance provision for servicing assets for the three and nine months ended September 30, 2022 and 2021.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$41,634	$41,634
Level 2 inputs:
Securities available for sale	20,552	20,552
Securities, restricted	3,488	3,488
Loans held for sale	19,951	21,797
Accrued interest receivable	2,416	2,416
Level 3 inputs:
Securities held to maturity	26,244	26,244
Securities not readily marketable	100	100
Loans, net	435,276	435,939
Servicing asset	348	348
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	112,771	112,772
Level 2 inputs:
Interest bearing deposits	358,357	344,615
Subordinated notes	12,000	12,000
Accrued interest payable	343	343

	December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$45,992	$45,992
Level 2 inputs:
Securities available for sale	17,156	17,156
Securities, restricted	2,432	2,432
Loans held for sale	33,762	37,549
Accrued interest receivable	2,268	2,268
Level 3 inputs:
Securities held to maturity	19,673	19,673
Securities not readily marketable	100	100
Loans, net	424,595	430,810
Servicing asset	503	503
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	88,876	88,876
Level 2 inputs:
Interest bearing deposits	355,293	359,606
Borrowed funds	46,521	46,521
Accrued interest payable	561	561

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

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 will have no impact on our financial statements.

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

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Integra operations included in the Company’s consolidated Statements of Income for the nine months ended September 30, 2022. In addition, the table presents unaudited condensed pro forma financial information assuming that the Integra acquisition was completed as of January 1, 2021. Integra was a subchapter S corporation and as such, income tax on its earnings was paid by its shareholders. The results shown below for the period prior to the acquisition include an estimate for income tax at the Company’s statutory rate.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition occurred on January 1, 2021, nor is it indicative of future results.

(In thousands)	Integra for the Nine Months ended September 30, 2022	Actual Consolidated for the Nine Months Ended September 30, 2022	Pro Forma Combined for the Nine Months Ended September 30, 2021
Net interest income	$5,151	$19,760	$19,723
Noninterest income	471	30,197	27,563
Noninterest expense	2,262	33,098	29,131
Net income after income taxes	2,655	13,487	14,147

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2021 Form 10-K, including, but not limited to, the following:

●

changes in market interest rates, including the recent significant increases in market interest rates experienced in the first nine months of 2022, which could negatively impact our cost of funds, and could also negatively impact bond market values and result in a lower net book value;

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
●

changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including our ability to navigate the uncertain impacts of quantitative tightening and current and future governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

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

The following discussion and analysis presents our consolidated financial condition as of September 30, 2022 and December 31, 2021, and our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2021 Form 10-K.

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“TBI”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the registered bank holding company for T Bank, N.A. a national banking association (the “Bank”), (ii) Sanders Morris Harris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the SEC, (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

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

Performance Summary

Net income available to common shareholders decreased $688,000, or 14.5%, to $4.1 million for the three months ended September 30, 2022, compared to $4.8 million for the three months ended September 30, 2021. Earnings per diluted common share were $0.58 and $0.68 for the three months ended September 30, 2022 and 2021, respectively. Net income available to common shareholders increased $323,000, or 2.7%, to $12.3 million for the nine months ended September 30, 2022, compared to $12.0 million for the nine months ended September 30, 2021. Earnings per diluted common share were $1.68 and $1.74 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net income available to common shareholders for the three months ended September 30, 2022 resulted primarily from increases in non-interest expense and a decrease in net interest income, partly offset by decrease in provision for loan losses and an increase in non-interest income. The increase in net income available to common shareholders for the nine months ended September 30, 2022 resulted primarily from increases in net interest income and non-interest income, and a decrease in provision for loan losses, partly offset by an increase in non-interest expense.

For the three months ended September 30, 2022, annual return on average assets was 2.98%, compared to 3.61% for the same period in the prior year, and annual return on average equity was 19.27%, compared to 28.96% for the same period in the prior year. For the nine months ended September 30, 2022, annual return on average assets was 3.09%, compared to 3.23% for the same period in the prior year, and annual return on average equity was 20.32%, compared to 27.14% for the same period in the prior year. The lower annual return on average assets and annual return on average equity ratios for the three and nine months ended September 30, 2022 were primarily due to a decrease in net income for the three months ended September 30, 2022, compared to the same period in the prior year. In addition, the annual return on average equity was impacted by an increase in average equity between the two periods, primarily related to shares of Company common stock issued for the Company’s acquisition of Integra Funding Solutions, LLC, a Texas limited liability company (“Integra”), on July 1, 2021.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended September 30, 2022	As of and for the Three Months Ended September 30, 2021	As of and for the Nine Months Ended September 30, 2022	As of and for the Nine Months Ended September 30, 2021
Income available to common shareholders (a)	$4,073	$4,761	$12,323	$12,000

Average shareholders’ equity	$91,841	$70,546	$88,727	$64,856
Less: average goodwill	21,440	21,440	21,440	14,339
Less: average core deposit intangible	656	861	708	910
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$52,495	$30,995	$49,329	$32,357
Annual return on average tangible common equity (a)/(b)	30.78%	60.94%	33.40%	49.58%

Total assets increased $3.0 million, or 0.5%, to $588.0 million as of September 30, 2022, from $585.0 million as of December 31, 2021. This increase was primarily due to increases of $10.7 million in loans held for investment, $3.4 million in securities available for sale and $6.6 million in securities held to maturity, partly offset by decreases of $4.4 million in cash and cash equivalents and $13.8 million in loans held for sale. Substantially all loans outside of those made under the PPP are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $8.8 million, or 10.4%, to $93.6 million as of September 30, 2022, from $84.8 million as of December 31, 2021. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

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

Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022 vs September 30, 2021
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$167	$18	$185
Securities	115	159	274
Loans, net of unearned discount (1)	(768)	137	(631)
Total earning assets	(486)	314	(172)

Savings and interest-bearing demand	3	2	5
Money market deposit accounts	375	17	392
Time deposits	214	148	362
FHLB and other borrowings	443	(498)	(55)
Total interest-bearing liabilities	1,035	(331)	704

Changes in net interest income	$(1,521)	$645	$(876)

(1)	Average loans include non-accrual.

Net interest income decreased $876,000, or 11.1%, from $7.9 million for the three months ended September 30, 2021 to $7.0 million for the three months ended September 30, 2022. The decrease in net interest income was primarily due to the increase in the average interest rate paid on interest-bearing liabilities and to the decrease in the average yield on loans, partly offset by a decrease in the average volume of borrowings and to an increase in the average volume of securities and loans. Net interest margin for the three months ended September 30, 2022 and 2021 was 5.06% and 5.98%, respectively, a decrease of 92 basis points.

The average volume of interest-earning assets increased $26.4 million, or 5.1%, from $522.2 million for the three months ended September 30, 2021 to $548.6 million for the three months ended September 30, 2022. The average volume of securities increased $15.4 million, or 42.3%, from $36.4 million for the three months ended September 30, 2021, to $51.8 million for the three months ended September 30, 2022. The average volume of loans increased $8.1 million, or 1.8%, from $454.4 million for the three months ended September 30, 2021 to $462.5 million for the three months September 30, 2022, and the average volume of interest-bearing deposits increased $3.1 million, or 9.9%, from $31.3 million for the three months ended September 30, 2021 to $34.4 million for the three months ended September 30, 2022. The increase in the average volume of loans included an increase of $74.3 million for organic loan growth, partly offset by a $66.2 million decrease of PPP loans. The average yield on interest-earning assets decreased 44 basis points from 6.67% for the three months ended September 30, 2021 to 6.23% for the three months ended September 30, 2022. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raising their target benchmark interest rate in the first nine months of 2022, resulting in subsequent prime rate increases of 300 basis points between March and September of 2022, and changes in the mix of interest-earning assets. The average yield for loans decreased 67 basis points from 7.43% for the three months ended September 30, 2021 to 6.76% for the three months ended September 30, 2022. During the three months ended September 30, 2021, we recognized $1.3 million in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans for the three months ended September 30, 2021. All outstanding PPP loan balances were paid off during the second quarter of 2022 and therefore there were no PPP loan related interest or deferred fees recognized for the three months ended September 30, 2022. The average yield on securities increased 124 basis points from 2.88% for the three months ended September 30, 2021, to 4.12% for the three months ended September 30, 2022, and the average yield on interest-bearing deposits increased 212 basis points from 0.15% for the three months ended September 30, 2021, to 2.27% for the three months ended September 30, 2022.

The average volume of interest-bearing liabilities decreased $24.4 million, or 6.0%, from $407.7 million for the three months ended September 30, 2021, to $383.3 million for the three months ended September 30, 2022. The average volume of interest-bearing deposits increased $45.6 million, or 14.1%, from $324.5 million for the three months ended September 30, 2021, to $370.1 million for the three months ended September 30, 2022. The average interest rate paid on interest-bearing liabilities increased 79 basis points from 0.89% for the three months ended September 30, 2021, to 1.68% for the three months ended September, 2022. The average interest rate paid on interest-bearing deposits increased 72 basis points from 0.76% for the three months ended September 30, 2021, to 1.48% for the three months ended September, 2022. The average volume of non-interest bearing deposits increased $28.3 million, or 35.6%, from $79.5 million for the three months ended September 30, 2021 to $107.8 million for the three months ended September 30, 2022. The average volume of FHLB and other borrowings decreased $70.1 million, or 98.5%, from $71.2 million for the three months ended September 30, 2021 to $1.1 million for the three months ended September 30, 2022, due to the decline in the PPPLF borrowings related to the decrease in PPP loan balances. The average cost of FHLB and other borrowings increased 239 basis points from 0.43% for the three months ended September 30, 2021, to 2.82% for the three months ended September 30, 2022, due to the aforementioned changes in the market interest rates during the first nine months of 2022 and the decrease in PPPLF borrowings during the period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$34,426	$197	2.27%	$31,343	$12	0.15%
Securities	51,760	538	4.12	36,428	264	2.88
Loans, net of unearned discount (1)	462,452	7,877	6.76	454,407	8,508	7.43
Total earning assets	548,638	8,612	6.23	522,178	8,784	6.67
Cash and other assets	50,141			47,760
Allowance for loan losses	(4,223)			(3,331)
Total assets	$594,556			$566,607
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$16,853	15	0.35%	$14,443	10	0.27%
Money market deposit accounts	128,710	506	1.56	124,259	114	0.36
Time deposits	224,572	857	1.51	185,761	495	1.06
Total interest-bearing deposits	370,135	1,378	1.48	324,463	619	0.76
FHLB and other borrowings	1,125	8	2.82	71,216	78	0.43
Subordinated notes	12,000	234	7.74	12,000	219	7.24
Total interest-bearing liabilities	383,260	1,620	1.68	407,679	916	0.89
Non-interest-bearing deposits	107,755			79,533
Other liabilities	11,700			8,849
Total liabilities	502,715			496,061
Shareholders’ equity	91,841			70,546
Total liabilities and shareholders’ equity	$594,556			$566,607

Net interest income		$6,992			$7,868
Net interest spread			4.55%			5.78%
Net interest margin			5.06%			5.98%

(1)	Includes non-accrual loans.

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30, 2022 vs September 30, 2021
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$252	$5	$257
Securities	217	456	673
Loans, net of unearned discount (1)	858	562	1,420
Total earning assets	1,327	1,023	2,350

Savings and interest-bearing demand	5	5	10
Money market deposit accounts	415	106	521
Time deposits	18	298	316
FHLB and other borrowings	85	(259)	(174)
Total interest-bearing liabilities	523	150	673

Changes in net interest income	$804	$873	$1,677

(1)	Average loans include non-accrual.

Net interest income increased $1.6 million, or 8.6%, from $18.6 million for the nine months ended September 30, 2021 to $20.2 million for the nine months ended September 30, 2022. The increase in net interest income was primarily due to an increase in the average yield and average volume on total earning assets, partly offset by an increase in the average rate paid on money market deposit accounts. Net interest margin for the nine months ended September 30, 2022 and 2021 was 5.03% and 4.87%, respectively, an increase of 16 basis points.

The average volume of interest-earning assets increased $28.2 million, or 5.5%, from $509.8 million for the nine months ended September 30, 2021 to $538.0 million for the nine months ended September 30, 2022. The average volume of securities increased $16.0 million, or 54.8%, from $29.2 million for the nine months ended September 30, 2021, to $45.2 million for the nine months ended September 30, 2022, and the average volume of loans increased $11.6 million, or 2.6%, from $443.1 million for the nine months ended September 30, 2021 to $454.7 million for the nine months ended September 30, 2022. The increase in the average volume of loans included increases of $67.4 million for organic loan growth and $23.2 million for factored receivables related to the Integra acquisition during the third quarter of 2021, partly offset by a $79.0 million decrease of PPP loans. The average yield on interest-earning assets increased 29 basis points from 5.59% for the nine months ended September 30, 2021 to 5.88% for the nine months ended September 30, 2022. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the FOMC repeatedly raising their target benchmark interest rate in the first nine months of 2022, resulting in subsequent prime rate increases of 300 basis points between March and September of 2022, and changes in the mix of interest-earning assets. The average yield for loans increased 26 basis points from 6.23% for the nine months ended September 30, 2021, to 6.49% for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we recognized $175,000 in PPP related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was a decrease of $3.9 million from the same period in the prior year. The decrease in PPP fees was partly offset by an increase in factored receivables interest income of $3.2 million from the same period in the prior year. The average yield on securities increased 100 basis points from 2.82% for the nine months ended September 30, 2021, to 3.82% for the nine months ended September 30, 2022, and the average yield on interest-bearing deposits increased 90 basis points from 0.12% for the nine months ended September 30, 2021, to 1.02% for the nine months ended September 30, 2022.

The average volume of interest-bearing liabilities decreased $17.6 million, or 4.4%, from $401.3 million for the nine months ended September 30, 2021 to $383.7 million for the nine months ended September 30, 2022. The average volume of interest-bearing deposits increased $53.6 million, or 17.5%, from $306.8 million for the nine months ended September 30, 2021, to $360.4 million for the nine months ended September 30, 2022. The average interest rate paid on interest-bearing liabilities increased 27 basis points from 0.92% for the nine months ended September 30, 2021, to 1.19% for the nine months ended September, 2022. The average interest rate paid on interest-bearing deposits increased 20 basis points from 0.81% for the nine months ended September 30, 2021, to 1.01% for the nine months ended September 30, 2022. Non-interest bearing deposits increased $32.1 million, or 46.3%, from $69.3 million for the nine months ended September 30, 2021, to $101.4 million for the nine months ended September 30, 2022. The average volume of FHLB and other borrowings decreased $71.3 million, or 86.3%, from $82.6 million for the nine months ended September 30, 2021, to $11.3 million for the nine months ended September 30, 2022, due to the decline in the PPPLF borrowings related to the decrease in PPP loan balances. The average cost of FHLB and other borrowings increased 12 basis points from 0.37% for the nine months ended September 30, 2021, to 0.49% for the nine months ended September 30, 2022, due to the aforementioned significant increases in the market interest rates during the first nine months of 2022 and the decrease in PPPLF borrowings during the period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022			2021
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$38,103	$291	1.02%	$37,451	$34	0.12%
Securities	45,198	1,290	3.82	29,227	617	2.82
Loans, net of unearned discount (1)	454,697	22,083	6.49	443,128	20,663	6.23
Total earning assets	537,998	23,664	5.88	509,806	21,314	5.59
Cash and other assets	50,500			37,866
Allowance for loan losses	(4,225)			(3,158)
Total assets	$584,273			$544,514
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$16,470	$36	0.29%	$13,977	$26	0.25%
Money market deposit accounts	131,251	833	0.85	114,542	312	0.36
Time deposits	212,668	1,845	1.16	178,275	1,529	1.15
Total interest-bearing deposits	360,389	2,714	1.01	306,794	1,867	0.81
FHLB and other borrowings	11,292	41	0.49	82,555	231	0.37
Subordinated notes	12,000	672	7.49	12,000	656	7.31
Total interest-bearing liabilities	383,681	3,427	1.19	401,349	2,754	0.92
Non-interest-bearing deposits	101,363			69,340
Other liabilities	10,502			8,969
Total liabilities	495,546			479,658
Shareholders’ equity	88,727			64,856
Total liabilities and shareholders’ equity	$584,273			$544,514

Net interest income		$20,237			$18,560
Net interest spread			4.69%			4.67%
Net interest margin			5.03%			4.87%

Provision for Loan Losses

The provision for loan losses totaled $150,000 for the three months ended September 30, 2022, compared to $641,000 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the provision for loan losses totaled $477,000, compared to $1.2 million for the nine months ended September 30, 2021. We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. Nevertheless, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, and additional or reversal provisions for loan losses may be necessary in future periods.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Trust income	$1,470	$1,612	$4,624	$4,584
Gain on sale of loans	-	-	-	101
Advisory income	3,317	3,532	10,249	9,825
Brokerage income	2,430	2,603	8,614	7,196
Service fees and other income	2,338	1,632	6,442	5,345
Rental income	79	88	268	264
Total	$9,634	$9,467	$30,197	$27,315

Total non-interest income for the three months ended September 30, 2022 increased $167,000, or 1.8%, and $2.9 million, or 10.6%, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and nine months ended September 30, 2022 decreased $142,000, or 8.8%, and increased $40,000, or 0.9%, respectively, compared to the same periods in the prior year. The decrease in trust income between the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is due to a decrease in the average market value of the trust assets between the two periods. The increase in trust income between the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is due to an increase in the average market value of the trust assets between the two periods, which was due to an increase in net flows of assets, which offsets a decrease in average market values of trust assets from market declines during 2022. Such decrease continued through the three months ended September 30, 2022, and is attributed primarily to the FOMC repeatedly raising their target benchmark interest rate during the first nine months of 2022, resulting in subsequent prime rate increases of 300 basis points between March and September of 2022, further resulting in significant increase in market interest rates during the period. Volatility related to impacts of geo-political instability related to the war in Ukraine, regulatory action, including further increases in market interest rates by the Federal Reserve in response to the persistence of the inflationary environment in the United States, or continuing effects of the COVID-19 pandemic, including supply-chain disruptions, all of which are likely to impact the bond and equity markets, could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA loan portfolio. There was no gain on sale of loans for the three months ended September 30, 2022 and 2021. Gain on sale of loans decreased $101,000 during the nine months ended September 30, 2022 compared to the same period in the prior year, when there was gain on sale of loans of $101,000 resulting from the sale of $1.1 million of SBA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. For the three and nine months ended September 30, 2022, advisory income decreased $215,000, or 6.1%, and increased $424,000, or 4.3%, respectively, compared to the same periods in the prior year. The decrease in advisory income between the three months ended September 30, 2022 and 2021 is due to a decrease in the average market value of the advisory assets between the two periods. This decrease is attributed primarily to the continuation of increases in the target benchmark interest rate by the FOMC in response to persistent inflation in the United States. The increase in advisory income between the nine months ended September 30, 2022 and 2021 was attributable to net inflows to our assets under management throughout 2022 which offsets a decrease in average market values from market declines during the nine months ended September 30, 2022, resulting in a net increase in the average market value of our advisory assets between the two periods. As with trust income, volatility related to regulatory action, including further increases in market interest rates by the Federal Reserve in response to the persistent inflationary environment in the United States, as well as supply chain disruptions related to geo-political instability, including the war in Ukraine, and/or disruptions in the supply chain related to continuing world-wide effects of the COVID-19 pandemic, are likely to impact the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three and nine months ended September 30, 2022 decreased $173,000, or 6.6%, and increased $1.4 million, or 19.7%, compared to the same periods in the prior year. The decrease in Brokerage revenue for the three months ended September 30, 2022 is due to a decrease of $932,000 in syndicated offering activity, partially offset by an increase in federated rebates and margin lending of $397,000 and $250,000, respectively, along with an increase in miscellaneous commission revenue of $112,000. The increase in Brokerage revenue for the nine months ended September 30, 2022 is related to an increase in commission income from private placement activity of $2.1 million from a recovery in private placement activity from the economic uncertainty that persisted during the three and nine months ended September 30, 2021 from the COVID-19 pandemic and dampened private offering activity. In addition, income from money market rebates and margin lending increased $553,000 and $530,000, respectively, during the nine months ended September 30, 2022, related to increases in interest rates and rising cash balances, increasing the availability of funds and related margin lending and corresponding revenue. Commissions from options trading also increased by $312,000 during the nine months ended September 30, 2022, over the same period in the prior year. These increases were offset by a decrease in brokerage commissions from general over-the-counter trading of $1.1 million and a decrease in syndicate deals of $841,000 for the nine months ended September 30, 2022, as well as other immaterial fluctuations in brokerage income netting to a decrease of $109,000 during the nine months ended September 30, 2022 compared to the same period in the prior year. Private offering activity in particular did recover somewhat during the three and nine months ended September 30, 2022, but we expect private and syndicated offering activity to be negatively impacted in the future by retirements at Sanders Morris. In addition, expectations of economic disruption related to geo-political factors and further increases in market interest rates by the Federal Reserve in response to continued persistence in the inflationary environment in the United States, among other factors, have led to economic uncertainty, which has the potential to decrease offering activity and general brokerage activity in future periods given price uncertainty in the face of volatile markets.

The table below reflects a rollforward of our client assets from September 30, 2021 through September 30, 2022, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2020 through September 30, 2022. Our brokerage and advisory assets experienced a decrease of approximately $477.7 million, or 9.0%, between September 30, 2021 and September 30, 2022, related to market depreciation which was partially offset by positive net flows.

(In thousands)	Client Assets
As of December 31, 2020	$4,524,376
Client inflows	2,053,488
Client outflows	(1,759,327)
Net flows	294,161
Market appreciation	493,490
As of September 30, 2021	$5,312,027
Client inflows	589,139
Client outflows	(444,428)
Net flows	144,711
Market appreciation	152,574
As of December 31, 2021	$5,609,312
Client inflows	2,415,046
Client outflows	(1,692,726)
Net flows	722,320
Market depreciation	(1,497,299)
As of September 30, 2022	$4,834,333

Service fees and other income. Service fees includes fees for deposit-related services, loan and factored receivables servicing, third-party administration fees, and other income. Service fees and other income for the three and nine months ended September 30, 2022 increased $706,000, or 43.3%, and $1.1 million, or 20.5%, respectively, compared to the same periods in the prior year. The increases were the result of increases in third party pension administration fees from the Bank’s Nolan division of $702,000 and $1.0 million, respectively, increases in interest income of $19,000 and $34,000, respectively, increases in miscellaneous income of $13,000 and $13,000, respectively, and increases in the servicing fees from the Bank’s Integra factoring division of $28,000 and $341,000, respectively, which was acquired effective July 1, 2021 and therefore had no revenue during the first six months of 2021, over the same periods in the prior year, and an increase in bank servicing fees of $17,000 for the three months ended September 30, 2022 compared to the same period in the prior year. These increases were partially offset for the three and nine months ended September 30, 2022 by foreign currency losses of $32,000 and $26,000, respectively, and from losses on errors of $33,000 and $76,000, respectively, over the same periods in the prior year, as well as a decrease in income distributions from an interest in securities not readily marketable of $71,000 and in consulting fees of $50,000 for the nine months ended September 30, 2022 over the same period in the prior year. Immaterial fluctuations accounted for the remaining differences. The increase in third-party administration fees for the periods was primarily due to timing differences in completion of plan administration work compared to the same periods in the earlier year, during which the COVID-19 pandemic and related shutdowns led to a slowdown in submission of records from plan sponsors, delaying completion of work, as well as from an increase in third party administration clients.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended September 30, 2022 decreased $9,000, or 10.2%, and rental income for the nine months ended September 30, 2022 increased $4,000, or 1.5%. The decrease for the three months ended September 30, 2022 was due to rent concessions, and the increase for the nine months ended September 30, 2022 was primarily due to a new tenant moving into vacant space during the second quarter 2021, which was partially offset by the decrease related to the aforementioned rent concessions.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Salaries and employee benefits	$7,717	$6,449	$23,053	$18,239
Occupancy and equipment	394	503	1,265	1,322
Trust expenses	537	623	1,695	1,782
Brokerage and advisory direct costs	488	509	1,514	1,506
Professional fees	298	429	1,051	1,211
Data processing	203	282	593	753
Other	1,224	1,333	3,927	2,941
Total	$10,861	$10,128	$33,098	$27,754

Total non-interest expense for the three and nine months ended September 30, 2022 increased $733,000 or 7.2%, and $5.3 million, or 19.3%, respectively, compared to the same periods in the prior year, primarily due to increases in salaries and employee benefits and other expenses, which were partially offset by decreases in occupancy and equipment expense, trust expenses, data processing expenses, and professional fees. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2022 increased $1.3 million, or 19.7%, and $4.8 million, or 26.4%, compared to the same periods in the prior year. The increases were primarily due to increases in bonuses, salaries, and related payroll expenses in our Banking segment, the majority of which are related to a severance accrual and the increase of staff from the acquisition of the Integra factoring division, and in our Other Financial Services segment, primarily from increases in incentive bonuses and earnouts at Sanders Morris Harris, and increases in staff and merit increases in the Bank’s Nolan division, Tectonic Advisors and the Bank’s Trust department. In addition, health insurance and other employee benefits costs increased for the three and nine months ended September 30, 2022 across the Company by $83,000 and $287,000, respectively, compared to the same periods in the prior year due primarily to an increase in staff and rate increases. The increases in salary, bonus, and other related payroll costs during the three and nine months ended September 30, 2022 in our Banking segment of $915,000 and $2.4 million, respectively, related to increases of $76,000 and $1.1 million, in salaries for Integra and the acquisition of the Bank’s Integra division in July 2021, respectively, and increases of $839,000 and $1.3 million elsewhere in our Banking segment related to merit increases in salaries and an increase in staff, primarily within the Bank’s SBA division (including a $532,000 severance accrual). Salaries and bonuses in our Other Financial Services segment increased $250,000 and $1.9 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, of which $1.0 million and $1.1 million, respectively, is related to increases in salaries and incentive bonuses, net of decreases in commissions and earnouts of related to decreases in brokerage and private placement activity of $642,000 and $309,000, respectively, at Sanders Morris. In addition, $121,000 and $311,000, respectively, is related to Tectonic Advisors for increases in headcount in our investment operations team resulting from increases in net flows of assets under management and merit raises, $217,000 and $564,000, respectively, is related to the Bank’s Nolan division for increases in headcount, promotions and merit increases, and production related bonuses, and $16,000 and $57,000, respectively, is related to the Bank’s Trust department for increases in headcount and merit increases and promotions. These increases in salaries and benefits were offset slightly by a decrease in stock compensation expense across the Company of $60,000 and $47,000 for the three and nine months ended September 30, 2022, respectively, over the same periods in the prior year.

Occupancy and equipment expense. Occupancy and equipment expense for the three and nine months ended September 30, 2022 decreased $109,000, or 21.7%, and $57,000, or 4.3%, respectively, compared to the same periods in the prior year. The decreases were related to decreases totaling $87,000 and $160,000, respectively, in our Other Financial Services segment, offset by decreases of $23,000 and an increase of $102,000, respectively, in our Banking segment. The decreases of in our Other Financial Services segment for the three and nine months ended September 30, 2022 included decreases in depreciation expense of $22,000 and $68,000, respectively, as assets became fully depreciated and in facilities expense of $65,000 and $92,000, respectively, related to the expiration of a lease on space that was subleased and no longer needed, compared to the same periods in the prior year. The decreases for the three months ended September 30, 2022 in our Banking segment included decreases of $19,000 in facilities expense and $4,000 in depreciation expense, compared to the same period in the prior year. The increase for the nine months ended September 30, 2022 in our Banking segment included increases of $101,000 in facilities expense compared to the same period in the prior year, primarily related to the acquisition of Integra.

Trust expenses. Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company, and are based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and nine months ended September 30, 2022 decreased $86,000, or 13.8%, and $87,000, or 4.9%, respectively, compared to the same periods in the prior year due to a decrease in the value of trust assets for the three and nine months ended September 30, 2022 over the value during the same period in the prior year. This was due to a decrease in the valuation of trust assets, primarily during the three months ended September 30, 2022, which was partially offset by the increase in asset values and the strength of net inflows earlier in 2022, compared to the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and nine months ended September 30, 2022 decreased $21,000, or 4.1%, and increased $8,000, or less than 1.0%, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2022 related primarily to decreases in referral fees and advisory clearing fees at Sanders Morris of $20,000 and $12,000, respectively, and decreases in information services and referral fees at Tectonic Advisors of $12,000 and $2,000, respectively, which were offset by an increase in other clearing service fees at Sanders Morris and Tectonic Advisors of $25,000 compared to the same period in the prior year. The increase for the nine months ended September 30, 2022 related primarily to an increases in information services at Tectonic Advisors and Sanders Morris Harris of $43,000 and $10,000, respectively, and increases in other clearing fees and service fees of $18,000, offset by decreases in referral fees at Sanders Morris, HWG and Tectonic Advisors totaling $63,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and nine months ended September 30, 2022 decreased $131,000, or 30.5%, and $160,000, or 13.2%, respectively, compared the same periods in the prior year. The decrease for the three months ended September 30, 2022, was the result of decreases in legal fees totaling $82,000, the majority of which was in our Banking segment related to acquisition of Integra during the same period in the prior year. Additionally, professional fees decreased $47,000, the majority of which was in our Parent segment related to a stock option transaction during the same period in the prior year. The decrease for the nine months ended September 30, 2022 related primarily to a decrease in professional fees of $159,000 at the Bank’s trust department due to a decrease in consulting fees related to our participant directed plan services team, where staff increases have allowed us to reduce our reliance on consultants. In addition, legal fees decreased $103,000, primarily in our Banking segment related to the acquisition of Integra in the same period in the prior year. The decrease in legal fees was offset by an increase in audit and tax consulting fees of $107,000, primarily in our Banking and Parent segments related to the increase in complexity of our annual audit and tax preparation services.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for the three and nine months ended September 30, 2022 decreased $79,000, or 28.0%, and $160,000, or 21.2%, compared to the same periods in the prior year. The decreases were the result of decreases of $92,000 and $189,000, respectively, in our Banking segment, offset by increases of $13,000 and $29,000, respectively, in our Other Financial Services segment. The decreases in our Banking segment were primarily related to the conversion of the Bank’s core accounting system during the same periods in the prior year, which increased expense during the earlier periods, and the offsetting increases were primarily related to increases at the Bank’s trust division related to increasing activity and improvements in the participant directed services group.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and nine months ended September 30, 2022 decreased $109,000, or 6.2%, and increased $986,000, or 33.5%, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2022 included decreases of $41,000 in our Banking segment and $80,000 in our HoldCo segment, offset by an increase of $12,000 in our Other Financial Services segment. The increase for the nine months ended September 30, 2022 included increases of $589,000, $284,000 and $113,000 in our Banking, Other Financial Services, and HoldCo segments, respectively. For the three months ended September 30, 2022, the decreases included a decrease of $16,000 in the Bank’s Integra factoring division, led by a decrease of $24,000 in bank charges from the elimination of accounts at other banks following the acquisition, offset by increases in office expense and marketing, netting to a decrease of $16,000. In addition, loan expense decreased $41,000, payroll processing fees decreased $24,000, offset by an increase in software costs, netting to a decrease of $41,000 in our banking segment. Decreases at our HoldCo division included a decrease of $42,000 in marketing expense as we moved toward more targeted efforts, and a decrease in computer services of $26,000 and in franchise tax expense of $25,000, which were offset by immaterial increases elsewhere, netting to a decrease of $79,000 in our HoldCo segment. Other expense in our Other Financial Services segment increased for the three months ended September 30, 2022 by $12,000, including increases in our computer supplies, services and software expenses of $48,000, in our travel and meals expense of $23,000, which were offset by decreases in employee recruitment costs of $33,000, and in internet expense of $20,000, combined with less material fluctuations, compared to the same period in the prior year. For the nine months ended September 30, 2022, the increase in our Banking segment includes an increase of $214,000 in the Bank’s Integra factoring division which was acquired in July 2021, primarily attributable to their being no expenses for the first six months of 2022, and increases in software licenses of $175,000, FDIC premiums of $50,000, other facilities expense of $55,000, employee recruitment expense of $43,000, donations of $22,000, and travel of $20,000, combined with other immaterial fluctuations for a net increase of $589,000. The increase in our Other Financial Services segment includes an increase in computer software and services of $112,000, travel and meals of $70,000, professional liability insurance of $23,000 related to growth in our assets under management, and an increase in marketing and public relations of $107,000, which includes marketing initiatives at Tectonic Advisors related to assets under management attributable to Cain Watters clients. These increases were offset by individually immaterial decreases, resulting in a net increase in other expense of $284,000 in our Other Financial Services segment for the period. The increase in our HoldCo segment includes an increase of $94,000 in marketing expenses for marketing initiatives across our Company, and other individually immaterial fluctuations resulting in an increase of $113,000 in our HoldCo segment for the nine months ended September 30, 2022 compared to the same period in the prior year.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2022 was approximately $1.2 million and $3.4 million, respectively, compared to $1.4 million and $3.7 million, respectively, for the same periods in the prior year. The effective income tax rate was 20.6% and 21.6% for the three and nine months ended September 30, 2022, respectively, compared to 21.6% and 22.2%, respectively, for the same periods in the prior year.

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

The following table presents key metrics related to our segments as of the periods indicated:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,543	$9,317	$(234)	$16,626	$21,819	$29,273	$(658)	$50,434
Income (Loss ) Before Taxes	$3,181	$2,996	$(562)	$5,615	$9,837	$9,008	$(1,986)	$16,859

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$8,397	$9,173	$(235)	$17,335	$19,985	$26,478	$(588)	$45,875
Income (loss) before taxes	$4,263	$2,952	$(649)	$6,566	$10,357	$8,241	$(1,687)	$16,911
(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and nine months ended September 30, 2022 decreased $1.1 million, or 25.4%, and $520,000, or 5.0%, respectively, compared to the same periods in the prior year. The decrease during the three months ended September 30, 2022 was primarily the result of a $877,000 decrease in net interest income, a $719,000 increase in non-interest expense, partly offset by a $491,000 decrease in the provision for loan losses, and a $23,000 increase in non-interest income. The decrease during the nine months ended September 30, 2022 was primarily the result of a $3.1 million increase in non-interest expense, partly offset by a $1.7 million increase in net interest income, a $733,000 decrease in the provision for loan losses, and a $158,000 increase in non-interest income.

Net interest income for the three months ended September 30, 2022 decreased $877,000, or 10.8%, compared to the same period in the prior year. The decrease in net interest income was primarily due to the increase in the average interest rate paid on interest-bearing liabilities and to the decrease in the average yield on loans, partly offset by a decrease in the average volume of borrowings and to an increase in the average volume of securities and loans. Net interest income for the nine months ended September 30, 2022 increased $1.7 million, or 8.7%, compared to the same period in the prior year. The increase in net interest income was primarily due to an increase in the average yield and average volume on total earning assets, partly offset by an increase in the average rate paid on money market deposit accounts. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses totaled $150,000 for the three months ended September 30, 2022, compared to $641,000 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the provision for loan losses totaled $477,000, compared to $1.2 million for the nine months ended September 30, 2021. Nevertheless, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, and additional or reversal provisions for loan losses may be necessary in future periods. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended September 30, 2022 increased $23,000, or 7.8%, compared to the same period in the prior year. The increase was primarily due to a $28,000 increase for factoring service fees for the three months ended September 30, 2022 and an $18,000 increase loan servicing fees, partly offset by a $9,000 decrease in rental income and $4,000 decrease in deposit service income. Non-interest income for the nine months ended September 30, 2022 increased $158,000, or 21.0%, compared to the same period in the prior year. The increase was primarily due to a $341,000 increase for factoring service fees for the six months ended June 30, 2022, related to the Integra acquisition during the third quarter of 2021, a $4,000 increase in rental income and a $3,000 increase in deposit service fees, partly offset by a $89,000 decrease in net loan servicing income and a $101,000 decrease in gain on sale of loans. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2022 increased $719,000, or 20.6%, and $3.1 million, or 36.7%, respectively, compared to the same periods in the prior year. Salaries and employee benefits increased $965,000 and $2.6 million for the three and nine months ended September 30, 2022, respectively, for annual merit increases and increases in staff (including $76,000 and $1.1 million for the three and nine months ended September 30, 2022, respectively, for the addition of Integra), and incentive bonuses. Occupancy and equipment expense decreased $23,000 for the three months ended September 30, 2022 due to a $19,000 decrease in facilities expense and a $4,000 decrease in depreciation expense, and increased $101,000 for the nine months ended September 30, 2022 for increase in facilities expense (including $86,000 for the addition of Integra). Professional fees decreased of $90,000 and $43,000, respectively, for the three and nine months ended September 30, 2022. The decreases were primarily related to the legal fees for the acquisition of Integra during the same periods in the prior year, partly offset by increases in audit and tax consulting fees. Data processing expense decreased $92,000 and $189,000, respectively, for the three and nine months ended September 30, 2022 primarily due to discount credits received for the Bank’s core system conversion, which occurred during March of 2021, which were first applied to conversion cost during 2021 and thereafter to data processing expense during 2022. Other expenses decreased $41,000 for the three months ended September 30, 2022, and increased $589,000 for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2022 was primarily due to decreases of $41,000 for loan expenses, $24,000 for payroll processing fees and 12,000 for various other expenses, partly offset by a $36,000 in software development. The increase for the nine months ended September 30, 2022 includes $214,000 for the addition of Integra, $175,000 for software development, $50,000 for FDIC premiums, $55,000 for other real estate expenses, $45,000 for employee recruitment, $22,000 for donations, $20,000 for travel and a net of $8,000 for various other expenses. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and nine months ended September 30, 2022 increased $44,000, or 1.5%, and $767,000, or 9.3%, compared to the same periods in the prior year. The increases during the three and nine months ended September 30, 2022 were the result of increases of $144,000 and $2.8 million in non-interest income for the three and nine months ended September 30, 2022, respectively, offset by increases of $100,000 and $2.0 million in non-interest expense, respectively.

Non-interest income for the three and nine months ended September 30, 2022 increased $144,000, or 1.6%, and $2.8 million, or 10.6%, compared to the same periods in the prior year. The increases were due to an increase in services fees for the three and nine months ended September 30, 2022 of $674,000 and $913,000, respectively, primarily related to increases in third party pension administration fees from the Bank’s Nolan division related to an increase in clients. The increase in the three months ended September 30, 2022 was offset by decreases in advisory, brokerage and trust income of $215,000, $173,000, and $142,000, respectively, compared to the same period in the prior year, primarily related to the market’s reaction to further increases in the target benchmark interest rate by the FOMC, which led to deepening of the market downturn and general market volatility during the period, which, in turn, decreased the market values of our advisory assets and disrupted offering activity. For the nine months ended September 30, 2022, increases in brokerage and advisory income, as well as in trust income, of $1.4 million, $424,000, and $40,000, respectively, added to the increases in non-interest income. These increases were the result of an increase in commissions earned from private placement activity for the three and nine months ended September 30, 2022 compared to those in the same periods in the prior year, and to net inflows to our assets under management, compared to the same periods in the prior year. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2022 increased $100,000, or 1.6%, and $2.0 million, or 11.1%, compared to the same periods in the prior year. These increases were primarily related to increases in salaries and employee benefits of $298,000 and $2.1 million, respectively, during the three and nine months ended September 30, 2022, and increases of $12,000 and $284,000, respectively, in other expenses. In addition, data processing expenses increased by $13,000 and $29,000 for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, and an increase in brokerage and advisory direct costs of $8,000 during the nine months ended September 30, 2022 compared to the same period in the prior year. For the three and nine months ended September 30, 2022, these increases were offset by decreases in occupancy and equipment expense of $87,000 and $160,000, respectively, in trust expense of $86,000 and $87,000, respectively, and decreases in professional fees of $29,000 and $104,000, respectively. Salaries and employee benefits expense related to commissions, incentive bonuses and earnouts related to brokerage and offering activity at Sanders Morris decreased $104,000 for the three months ended September 30, 2022 compared to the same period in the prior year, and increased $2.1 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2022 was related to increases in brokerage and private placements, primarily during the first two quarters of 2022, which activity decreased sharply during the three months ended September 30, 2022 compared to earlier quarters and compared to the same period in the prior year. Salaries and benefits increased $121,000 and $311,000 related to Tectonic Advisors for increases in staffing in our investment operations team resulting from increases in net flows of assets under management and merit raises, and in our technology and strategy team related to initiatives across the Company, and increased $217,000 and $564,000 related to the Bank’s Nolan division for increases in staffing, promotions and merit increases, and production related bonuses, and increased by $16,000 and $57,000 related to the Bank’s Trust department for turnover in staffing and merit increases and promotions. The increases in other expenses for the three and nine months ended September 30, 2022 included increases in marketing, advertising and public relations expense of $3,000 and $121,000, respectively, related to initiatives across the segment aimed at supporting growth in our assets under management and our brokerage and third party administration services, increases in travel, meals, and lodging of $23,000 and $69,000, respectively, and net increases of $29,000 and $82,000, respectively, in software, licenses, and computer services related to technology initiatives across the segment, and other immaterial fluctuations related to increases in staffing. The decreases in trust expenses of $86,000 and $87,000 related primarily to a decrease in consulting fees in our participant directed plan services team related to staffing increases which reduced our reliance upon consultants. The decreases in occupancy and equipment expense related primarily to decreases at Sanders Morris Harris and the Bank’s Nolan division related to decreases in rent, utilities and common area maintenance from adjustments in these expenses related to the COVID-19 pandemic, and a reduction in the premises from which the Nolan division operates at its home office in Kansas, driven by more personnel working from alternative locations. See also the analysis of non-interest income included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The loss before taxes for the three and nine months ended September 30, 2022 decreased $87,000, or 20.8%, and increased $299,000, or 17.7%, compared to the same periods in the prior year. The decrease in the loss for the three months ended September 30, 2022 was due to a decrease in other expenses from decreases in marketing expenses of $60,000 and computer services of $26,000, as well as a decrease in franchise taxes, partially offset by an increase in public relations expense of $18,000, with these fluctuations stemming primarily from adjustments to our marketing initiatives. The increase in the loss for the nine months ended September 30, 2022 was due to a decrease in service fees and other income for the nine months ended September 30, 2022 of $70,000 related to a decrease in distributions from securities not readily marketable compared to the same period in the prior year, and to an increase in salaries and employee benefits of $127,000 primarily related to an increase in salary, bonuses, and related payroll taxes, and in other expenses of $113,000, primarily related to an increase in costs for branding initiatives at our parent company, compared to the same period in the prior year, and other individually immaterial fluctuations.

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

As of September 30, 2022, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

As of September 30, 2022 and December 31, 2021, the Bank held FRB stock in the amount of $2.2 million and $1.2 million, respectively. The Bank held FHLB stock in the amount of $1.3 million at each of September 30, 2022 and December 31, 2021. The FRB stock and FHLB stock were classified as restricted securities at each of September 30, 2022 and December 31, 2021.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of September 30, 2022		As of December 31, 2021
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,984	$1,944	$-	$-
U.S. government agencies	15,748	13,023	15,847	15,402
Mortgage-backed securities	6,040	5,585	1,724	1,754
Total securities available for sale	$23,772	$20,552	$17,571	$17,156

Securities held to maturity:
PACE investments	$2,589	$2,589	$2,731	$2,731
PID/TIRZ investments	23,655	23,655	16,942	16,942
Total securities held to maturity	$26,244	$26,244	$19,673	$19,673

Securities, restricted:
Other	$3,488	$3,488	$2,432	$2,432

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of September 30, 2022. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
U.S. Treasuries	$987	2.16%	$997	2.62%	$-	-%	$-	-%	$1,984	2.39%
U.S. government agencies	-	-%	8,116	0.87%	4,000	1.00%	3,632	0.83%	15,748	0.94%
Mortgage-backed securities	17	3.68%	3,973	2.92%	2,050	3.68%	-	-%	6,040	2.29%
Total	$1,004	2.19%	$13,086	1.69%	$6,050	0.89%	$3,632	0.83%	$23,772	1.40%
Securities held to maturity:
PACE investments	$-	-%	$-	-%	$-	-%	$2,589	7.32%	$2,589	7.32%
PID/TIRZ investments	-	-%	2,149	4.12%	-	-%	21,506	6.26%	23,655	6.07%
Total	$-	-%	$2,149	4.12%	$-	-%	$24,095	6.38%	$26,244	6.19%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$3,488	-%
Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $10.7 million to $439.4 million at September 30, 2022, compared to $428.7 million at December 31, 2021. The Company has no PPP loans outstanding at September 30, 2022, compared to $34.1 million at December 31, 2021. SBA loans comprise the largest group of loans in our portfolio totaling $248.7 million, or 56.6%, of the total loans at September 30, 2022, compared to $233.9 million, or 54.5% (50.6% excluding PPP loans) at December 31, 2021. Commercial and industrial loans totaled $91 million, or 20.7%, of the total loans at September 30, 2022, compared to $83.3 million, or 14.3% (21.1% excluding PPP loans), at December 31, 2021. Commercial and construction real estate loans totaled $64.6 million, or 14.7%, of the total loans at September 30, 2022, compared to $65.6 million, or 15.3% (16.6% excluding PPP loans), at December 31, 2021.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	September 30, 2022		December 31, 2021
Commercial and industrial	$90,974	20.7%	$83,348	19.4%
Consumer installment	1,147	0.3	1,099	0.3
Real estate – residential	5,381	1.2	5,452	1.3
Real estate – commercial	60,709	13.8	62,966	14.7
Real estate – construction and land	3,873	0.9	2,585	0.6
SBA 7(a) guaranteed	154,808	35.2	145,983	34.0
SBA 7(a) unguaranteed	55,601	12.7	52,524	12.3
SBA 504	38,313	8.7	35,348	8.2
USDA	798	0.2	806	0.2
Factored Receivables	27,841	6.3	38,636	9.0
Total Loans	$439,445	100.0%	$428,747	100.0%

	Maturity Distribution of Loan Portfolio at September 30, 2022
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$6,169	$12,830	$71,838	$137	$90,974
Consumer installment	281	866	-	-	1,147
Real estate – residential	526	4,855	-	-	5,381
Real estate – commercial	18,791	35,693	4,694	1,531	60,709
Real estate – construction and land	2,512	1,361	-	-	3,873
SBA 7(a) guaranteed	135,394	14,775	3,642	997	154,808
SBA 7(a) unguaranteed	46,336	7,194	1,516	555	55,601
SBA 504	20,446	14,251	3,616	-	38,313
USDA	798	-	-	-	798
Factored Receivables	27,841	-	-	-	27,841
Total	$259,094	$91,825	$85,306	$3,220	$439,445

	Loans Due After One Year at September 30, 2022
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$83,452	$1,353	$84,805
Consumer installment	866	-	866
Real estate – residential	4,855	-	4,855
Real estate – commercial	4,232	37,686	41,918
Real estate – construction and land	718	643	1,361
SBA 7(a) guaranteed	4,822	14,592	19,414
SBA 7(a) unguaranteed	2,025	7,240	9,265
SBA 504	-	17,867	17,867
USDA	-	-	-
Factored Receivables	-	-	-
Total	$100,970	$79,381	$180,351

	Maturity Distribution of Loan Portfolio at December 31, 2021
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$12,430	$11,047	$59,730	$141	$83,348
Consumer installment	109	990	-	-	1,099
Real estate – residential	211	5,241	-	-	5,452
Real estate – commercial	10,411	34,651	16,325	1,579	62,966
Real estate – construction and land	1,178	677	730	-	2,585
SBA 7(a) guaranteed	98,524	47,024	435	-	145,983
SBA 7(a) unguaranteed	47,460	4,659	177	228	52,524
SBA 504	16,880	14,786	3,682	-	35,348
USDA	806	-	-	-	806
Factored Receivables	38,636	-	-	-	38,636
Total	$226,645	$119,075	$81,079	$1,948	$428,747

	Loans Due After One Year at December 31, 2021
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$69,707	$1,211	$70,918
Consumer installment	990	-	990
Real estate – residential	5,241	-	5,241
Real estate – commercial	10,191	42,364	52,555
Real estate – construction and land	1,407	-	1,407
SBA 7(a) guaranteed	35,278	12,181	47,459
SBA 7(a) unguaranteed	730	4,334	5,064
SBA 504	-	18,468	18,468
USDA	-	-	-
Factored Receivables	-	-	-
Total	$123,544	$78,558	$202,102

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

	September 30, 2022		December 31, 2021
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – commercial	$865	0.14%	$149	0.03%
SBA guaranteed	2,347	0.40	2,039	0.35
SBA unguaranteed	56	0.01	-	-
Total non-accrual loans	3,268	0.55	2,188	0.38
Total loans past due 90 days and still accruing	468	0.08	400	0.07
Foreclosed assets	518	0.09	1,079	0.18
Total non-performing assets	$4,254	0.72%	$3,667	0.63%
Restructured loans on non-accrual	$-	-%	$-	-%

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of September 30, 2022 and December 31, 2021, we had no loans considered to be a troubled debt restructuring.

As noted in Note 3, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides financial institutions the option to suspend troubled debt restructuring accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. There were no loans in deferment due to the COVID-19 pandemic as of September 30, 2022. As of December 31, 2021, the amount of loans remaining in COVID-19 related deferment was not significant.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility, the Company qualitatively adjusted the analysis for the allowance for loan losses for these and other risk factors as discussed in Item 1.A. “Risk Factors” of the 2021 Form 10-K. Based on an analysis performed by management at September 30, 2022, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Furthermore, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required in future periods.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30		September 30
(In thousands, except percentages)	2022	2021	2022	2021
Average loans outstanding	$462,452	$454,407	$454,697	$443,128
Gross loans outstanding at end of period	$439,445	$432,467	$439,445	$432,467
Allowance for loan losses at beginning of period	$4,235	$3,307	$4,152	$2,941
Provision for loan losses	150	641	477	1,210
Charge offs:
Commercial and industrial	(1)	-	(31)	-
SBA 7(a)	-	-	(42)	(215)
Factored Receivables	(259)	(73)	(471)	(73)
Total charge-offs	(260)	(73)	(544)	(288)
Recoveries:
Commercial and industrial	30	-	30	-
SBA 7(a)	5	3	16	15
Factored Receivables	9	20	38	20
Total recoveries	44	23	84	35
Net charge-offs	(216)	(50)	(460)	(253)
Allowance for loan losses at end of period	$4,169	$3,898	$4,169	$3,898
Ratio of allowance to end of period loan	0.95%	0.90%	0.95%	0.90%
Ratio of net charge-offs to average loans	0.05%	0.02%	0.05%	0.06%

The following table sets forth the allocation of the allowance as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	September 30, 2022		December 31, 2021
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,243	20.7%	$1,154	19.4%
Consumer installment	15	0.3	15	0.3
Real estate – residential	75	1.2	76	1.3
Real estate – commercial	838	13.8	869	14.7
Real estate – construction and land	53	0.9	40	0.6
SBA	1,407	56.6	1,324	54.5
USDA	19	0.2	20	0.2
Factored Receivables	519	6.3	654	9.0
Total allowance for loan losses	$4,169	100.0%	$4,152	100.0%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an Insured Cash Sweep One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of September 30, 2022.

Total deposits increased $27.0 million, or 6.1%, to $471.0 million as of September, 30, 2022, as compared to $444.0 million as of December 31, 2021. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the nine months ended September 30,
	2022			2021
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$101,363	21.9%	0.00%	$69,340	18.4%	0.00%
Savings and interest-bearing demand	16,470	3.6	0.29	13,977	3.7	0.25
Money market accounts	131,251	28.4	0.85	114,542	30.5	0.37
Time deposits	212,668	46.1	1.16	178,275	47.4	1.15
Total deposits	$461,752	100.00%	0.79%	$376,134	100.00%	0.66%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of September 30, 2022:

	As of September 30, 2022
(In thousands)	Insured	Uninsured	Total
Maturing
Three months or less	$15,274	$17,278	$32,552
Over three months to six months	26,469	7,898	34,367
Over six months to 12 months	68,077	38,147	106,224
Over 12 months	39,967	2,354	42,321
Total	$149,787	$65,677	$215,464

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Borrowings:
FRB borrowings (PPPLF)	$-	$34,521
Subordinated notes	12,000	12,000
	$12,000	$46,521

The Company has a credit line with the FHLB with borrowing capacity of $48.1 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2022 and December 31, 2021.

The Company also has a credit line with the FRB with borrowing capacity of $18.1 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB as of September 30, 2022 and December 31, 2021. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). During June 2022, the Bank repaid its PPPLF borrowings from the FRB and had no borrowings under the PPPLF as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of 7.125% payable semi-annually up to July 18, 2022, and converting to variable rate at 3 month LIBOR plus 5.125% payable quarterly, and maturing on July 20, 2027, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at 3 month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $8.8 million, or 10.3%, to $93.5 million as of September 30, 2022, from $84.8 million as of December 31, 2021. The increase included net income of $13.0 million, $190,000 related to stock compensation expense and the issuance of common stock related to exercise of stock options in the amount of $97,000 along with $100,000 related to the reduction in note receivable utilized to exercise stock options. The increases were partly offset by a $2.2 million net after-tax decrease in accumulated other comprehensive income related to the decrease in market value of the securities available for sale due to the recent significant increases in market interest rates, which was attributed to the FOMC repeatedly raising their target benchmark interest rate in the first nine months of 2022, resulting in subsequent prime rate increases of 300 basis points between March and September of 2022, the repurchase of common stock in the amount of $416,000 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $1.2 million and $1.3 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2022, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	September 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$73,959	12.92%	$62,794	11.82%
Common Equity Tier 1 (to Risk Weighted Assets)	56,709	14.94	45,544	12.62
Tier 1 Capital (to Risk Weighted Assets)	73,959	19.49	62,794	17.40
Total Capital (to Risk Weighted Assets)	78,129	20.59	66,946	18.55

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$73,893	13.12%	$63,302	12.06%
Common Equity Tier 1 (to Risk Weighted Assets)	73,893	19.67	63,302	17.70
Tier 1 Capital (to Risk Weighted Assets)	70,893	19.67	63,302	17.70
Total Capital (to Risk Weighted Assets)	78,062	20.78	67,454	18.87

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of September 30, 2022, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of September 30, 2022 the Company had approximately $33.9 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of September 30, 2022, the Company’s borrowing capacity with the FHLB was $48.1 million based upon loan collateral pledged to the FHLB, of which none was utilized as of September 30, 2022. In addition, the Company had $20.4 million of unpledged securities that could be pledged to the FHLB as collateral to increase the borrowing capacity. The borrowing capacity with the FRB was $18.1 million, of which none was utilized as of September 30, 2022. In addition, the Company has approximately $150.4 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of September 30, 2022, we had commitments to extend credit and standby letters of credit of approximately $34.4 million and $162,000, respectively.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of September 30, 2022:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	10.47
+100	5.23
-100	(3.02)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2022, the Company issued 12,500 shares of its common stock as a result of the exercise of stock options awarded under our equity incentive plan at an exercise price of $4.30. The issuance of such shares was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701.

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

TECTONIC FINANCIAL, INC.

Date: November 14, 2022	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer