Form 10-K
period 2022-12-31
Tectonic Financial, Inc.
filed 2023-03-31
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                    .

Commission File Number: 001-38910

TECTONIC FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Texas	82-0764846
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

16200 Dallas Parkway, Suite 190, Dallas, Texas 75248	75248
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (972) 720-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series B preferred stock, $0.01 par value per share	TECTP	The Nasdaq Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The shares of registrant’s common stock are not listed or quoted on an exchange, and as a result, there is no public market price to calculate the aggregate market value.

The number of shares outstanding of the registrant’s common stock as of March 29, 2023 was 7,068,884 shares.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are not historical facts and are based on information currently available to our management. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” of this Form 10-K and the following:

•	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
•	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
•	our ability to maintain a strong core deposit base or other low-cost funding sources;
•	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
•	risks associated with the uncertain inflationary outlook in the United States and our market areas;
•	changes in interest rates;
•	fluctuation in the value of our investment securities;
•	changes in the economy generally and the regulatory response thereto;
•	changes in the economy of the State of Texas, our primary market;
•

the impact, duration and severity of the ongoing COVID-19 global pandemic (“COVID-19”), or any current or future variant of COVID-19, including the response of governmental authorities to the COVID-19 pandemic;

•	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
•	the need to hold more capital in order to comply with consolidated capital ratios;
•	our ability to raise additional capital, particularly during times of stress;
•	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
•	the adequacy of our allowance for loan losses;
•	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
•	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
•	risks specific to commercial loans and borrowers (particularly dental and SBA loans);
•	our ability to continue to originate loans (including SBA loans);
•	impairment of our goodwill or other intangible assets;
•	claims and litigation pertaining to our fiduciary responsibilities;
•	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
•	our ability to manage our credit risk;
•	regulatory scrutiny related to our loan portfolio, including commercial real estate;
•	the earnings capacity of our borrowers;
•	our inability to identify and address potential conflicts of interest;
•	our ability to maintain effective internal control over financial reporting;
•	the accuracy of estimates and assumptions;
•	the development of an active, liquid market for the Series B preferred stock;

•	the soundness of other counterparty financial institutions and certain securities brokerage firms;
•	technological change in the banking, investment, brokerage and insurance industry;
•	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	natural disasters and epidemics and pandemics, such as COVID-19;
•	the effects of terrorism and acts of war or threat thereof;
•	environmental liabilities;
•	regulation of the financial services industry;
•	legislative changes or the adoption of tax reform policies;
•	political instability and changes in tariffs and trade barriers;
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

As of December 31, 2022, we had, on a consolidated basis, $612.5 million in assets, $445.8 million in total loans held for investment, $33.9 million in loans held for sale, $493.0 million in deposits and $96.5 million in shareholders’ equity. Net income for the year ended December 31, 2022 was $17.0 million. The Company’s Series B preferred stock is traded through the NASDAQ Capital Market under the symbol “TECTP”.

Operating Segments

Overview

We operate through three business segments: Banking, Other Financial Services, and HoldCo operations.

●

Our Banking segment operates through the Bank, a full-service, nationally chartered commercial bank headquartered in Dallas, Texas providing traditional community banking services, as well as factoring services through the Bank’s Integra Factoring Division. The Bank’s Trust Division is within our Other Financial Services segment below.

●	Our Other Financial Services segment includes Tectonic Advisors, Sanders Morris, HWG and the Bank’s Trust Division, which includes a third-party administrator (“TPA”) services unit:

o

Tectonic Advisors is a registered investment advisor providing investment advisory services to individuals, institutions (including affiliates) and families. It advises on portfolios of assets for an asset-based fee. As of December 31, 2022, Tectonic Advisors had approximately $2.7 billion in client assets under management (“AUM”) (which includes $1.6 billion of AUM held by the Bank as a fiduciary).

o

Sanders Morris is a registered broker-dealer with FINRA, and registered investment advisor with the Securities and Exchange Commission (the “SEC”). Through Sanders Morris, we serve clients on their investment portfolios as an advisor or broker (often with limited powers of attorney). We also execute trades for institutions and households, and provide investment banking services to corporate entities. As of December 31, 2022, Sanders Morris had approximately $739.3 million in client advisory assets under management, and client brokerage assets of $1.7 billion, bringing total client assets to $2.5 billion at Sanders Morris.

o	HWG is an insurance agency registered with the Texas Department of Insurance (“TDI”), and is focused on offering life and disability coverages.

o	The Bank’s Trust Division provides private trust services, and also includes a TPA services unit providing retirement plan design and administrative services.

●

Our Holdco segment, HoldCo, includes the Bank’s immediate parent and related subordinated debt, as well as operations of Tectonic Financial, Inc., the financial holding company that serves as parent for the group overall. Its principal source of revenue is dividends from our subsidiaries.

Banking

General. The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, single-family residential and commercial contractors and consumers. The Bank strives to generate an attractive risk-adjusted return on assets and capital by providing niche lending services and generating significant non-interest income through its factoring and trust services. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. The Bank also offers trust services. These services are provided through a variety of delivery systems including automated teller machines, mobile banking and internet banking.

Lending Services. From its single location, the Bank operates three lending verticals where it has established expertise: SBA and U.S. Department of Agriculture (“USDA”), dental and other professionals and traditional community banking. We believe our lending products provide an important diversity of risk and opportunity, which differentiates us from most community banks our size. The Bank also offers factoring services through its Integra Division. See the discussion of “Factored Receivables” below.

SBA and USDA. The Bank originates and services commercial and real estate loans under programs guaranteed by the SBA and the USDA representing approximately 57.9% of the Bank’s total lending services as of December 31, 2022. Generally 75% to 80% of the principal balance of these loans is guaranteed by these agencies. The CARES Act increased the SBA 7(a) guaranty on 7(a) loans to 90% for loans originated from February 1, 2020 through September 30, 2021. These loans generally offer borrowers more flexible terms and conditions than available through conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally not more than 10 years and are fully amortizing. Loans secured by real estate as the principal collateral are generally 25 years or less and are also generally fully amortizing. Loans can be adjustable rate loans, but may also be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

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

Dental and Other Professionals. The Bank offers loans to the dental industry and other small- to medium sized businesses. The principal referral source of the dental loans is Cain Watters. Most of the partners of Cain Watters are stockholders in the Company, and four partners serve on our board of directors. Cain Watters has been highly successful in providing a variety of consulting services to dentists and dental companies for over 30 years with a national client base. Cain Watters refers loans to a variety of lenders (including the Bank), who compete on price, terms and service. We view the dental lending vertical as highly competitive.

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

Lending Policy. The Bank’s delegations of authority, which are approved by its board of directors, provide for various levels of officer lending authority. The Bank has an independent third-party review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by its board of directors. Additionally, our board of directors has formed a directors’ loan committee with members named by board resolution to provide the following oversight

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

Factored Receivables. The Bank’s factored receivables portfolio is originated by its Integra Division. The Bank acquired Integra Factoring Solutions, LLC (“Integra”) on July 1, 2021, and offers financing to smaller transportation companies across the United States primarily through factoring of accounts receivables through its Integra Division. We directly purchase the receivables generated by our clients, primarily transportation companies, at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between trade payable payments to the client for services rendered and the required payment of operating costs, such as fuel and insurance costs, incurred to provide such good or service. The receivables are typically collected 30 to 60 days after delivery.

Investments. The Bank invests a portion of its assets available for sale securities, which include U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the Federal Home Loan Bank. In addition, the Bank may make investments in held to maturity assets, including certain municipal or state obligations or securities that it believes have a similar risk profile thereto. These investments include, among other things, securities issued pursuant to Property Assessed Clean Energy programs and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Deposit Services. To fund its loan and securities portfolio, the Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. In addition, the Bank can access uninvested cash from customers of its trust department by moving portions of it into money market deposits. As of December 31, 2022, the Bank deposits included $32.5 million available from the funds of trust clients.

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

As of December 31, 2022, the Bank had total deposits of approximately $499.6 million which includes $6.6 million of intercompany deposits of the parent company and other subsidiaries, for a net balance of $493.0 million. Time deposits of $250 thousand and over totaled $85.1 million as of December 31, 2022. The Bank had $40.0 million of brokered deposits through an Insured Cash Sweep One-Way Buy agreement as of December 31, 2022.

Borrowings. In addition to deposits, we utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”), borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), and long-term subordinated notes as supplementary funding sources to finance our operations. At December 31, 2022, the Company had no borrowings with the FHLB or the FRB under the lines of credit. The bank repaid its PPPLF borrowings from the FRB during 2022 and subordinated debt at T Bancshares, net of debt issuance costs, totaled $12.0 million, or 2.33% of total liabilities.

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

Trust Services. The Company provides trust services to individuals and defined contribution and benefit plans established by small businesses for their owners and employees. We have approximately 1,900 trust accounts in 48 states. The Bank has established common pooled funds to comingle our clients’ capital to invest in stocks, bonds, exchange-traded funds or other investments and thereby provide a smaller investor with broader diversification and access to professional investment advisors. The Bank has approximately $1.6 billion in market value of trust assets as of December 31, 2022.

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

Cain Watters has referred substantially all of the clients of the Bank’s Trust Division. Cain Watters specializes in providing financial planning, accounting, tax and advisory services to small businesses, principally dental practices. Cain Watters refers certain of its clients to the trust department to provide custodial and fiduciary services for their defined benefit and contribution plans and also their personal assets. Cain Watters is not obligated to make such referrals and refers its clients to other service providers that are competitive with the Bank. The Bank competes on the basis of service and investment performance. However, the Bank and Cain Watters are parties to an agreement which, among other provisions, obligates each party to preserve the other’s business relationship with their mutual clients. This agreement was renewed on December 1, 2022 under an automatic extension clause, and was subsequently extended effective January 31, 2023 to a duration that terminates upon the dissolution of either party or upon a mutually agreeable date in the event of the sale of the Company. The partners of Cain Watters own approximately 29.5% of the Company, and four partners of Cain Watters serve on the board of directors of the Company.

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

Tectonic Advisors provides investment advice to the Bank’s Trust committee in the management of its $1.6 billion of common pooled funds under a long-term agreement that has been in effect since 2006, the current form of which renewed in December 2022 under an automatic extension clause within the agreement, and was subsequently extended effective January 31, 2023 to a duration that terminates upon the dissolution of either party or upon a mutually agreeable date in the event of a sale of the Company. Pursuant to this agreement, Tectonic Advisors provides investment advice, asset allocation advice and third party manager research for the construction of portfolios. Tectonic Advisors provides advice on six common pooled funds, which are combined in various manners to develop different portfolios for investors (ranging from a conservative allocation to an aggressive allocation). Tectonic Advisors works with the Bank’s trust department, and its trust committee, in the management of these common pooled funds and portfolios and meets with the trust department and trust committee on a quarterly basis.  In addition to services provided to the Bank, Tectonic Advisors provides investment advisory research and due diligence services to Cain Watters under a continuing agreement.

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

Brokerage. Through Sanders Morris, we purchase and sell stocks and other securities for high net worth clients, often on a discretionary basis, in consideration for brokerage commissions based on trading activity. In addition, we provide institutional trading and other services to money managers, institutions, and individual accounts. We also provide clients with access to private investments that are sourced by us in consideration for a placement fee or commission. Finally, we provide margin loans offered through our clearing firm (Pershing LLC) and periodically serve as a member of an underwriting or selling group member in public offerings, which we offer to our clients. As of December 31, 2022, Sanders Morris has approximately $3.0 million in net regulatory capital as defined by FINRA to support its broker-dealer activities.

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

Our Market Area

We are based in Dallas, Texas, which is our largest market. The Bank’s principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties in North Texas. However, our business is also national in scope. Our national business includes: banking for small businesses (particularly dental practices), SBA and USDA loans, trust and custodial services, and participant directed recordkeeping and third-party administration. In addition, we provide investment advisory and brokerage services through Tectonic Advisors and Sanders Morris.

Human Capital Resources

We had approximately182 employees as of December 31, 2022. We believe our employee relations to be good and we have no collective bargaining agreements with any employees.

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

Other Available Information

We file or furnish with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Section 13(a) or 15(d) of the Exchange Act. Electronic copies of our SEC filings are available to the public at the SEC’s website at https://www.sec.gov. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports required by Section 13(a) or 15(d) of the Exchange Act are available through our website, www.t.financial, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Change in Bank Control Act. The CIBCA and the related regulations of the Federal Reserve require any person or group of persons acting in concert (except for companies required to make application under the BHC Act), to file a written notice with the Federal Reserve before the person or group acquires control of the Company. The CIBCA provides that a person, which includes a natural person or entity, directly or indirectly, has “control” of a bank or bank holding company if it (i) owns, controls, or has the power to vote 25% or more of the voting securities of the bank or bank holding company, (ii) controls the election of directors, trustees, or general partners of the company, (iii) has a controlling influence over the management or policies of the company, or (iv) conditions in any manner the transfer of 25% or more of the voting securities of the company upon the transfer of 25% or more of the outstanding shares of any class of voting securities of another company. Accordingly, the CIBCA requires that prior to the acquisition of any class of voting securities of a bank or bank holding company that prior notice to the Federal Reserve be provided, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold the power to vote 25% or more of any class of voting securities of the bank or bank holding company. A rebuttable presumption of control arises under the CIBCA where a person (or persons acting in concert) controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank (i) which is a reporting company under the Exchange Act, such as the Company, or (ii) such ownership interest is greater than the ownership interest held by any other person (or persons acting in concert).

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

In accordance with the Dodd-Frank Act, the FDIC adopted a plan to restore the DIF to the 1.35% ratio but did not change its assessment schedule. Under the FDIC's restoration plan, FDIC staff will update its projections for the DIF balance and DIF reserve ratio at least semiannually while the restoration plan is in effect. On October 18, 2022, the FDIC adopted a final rule applicable to all insured depository institutions increasing initial base deposit insurance assessment rate schedules by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also issued a notice maintaining a DIF reserve ratio of 2.0% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the DIF reserve ratio reaches the statutory minimum of 1.35% by September 30, 2028, the statutory deadline set by the Dodd-Frank Act. The new assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.0% in order to support growth in the DIF in progressing toward the FDIC's long-term goal of a 2.0% designated reserve ratio for the DIF. FDIC staff may in the future recommend additional assessment rate adjustments if deemed necessary.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The Company historically has received all of its revenue from distributions from Tectonic Advisors and Sanders Morris. However, to the extent the Company desires to have dividends paid by the Bank, the Bank may be limited in its ability to pay dividends without prior regulatory approval. The Bank is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) the Bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Regulatory Capital Requirements. Under the Basel III capital regulations, the minimum capital level requirements are (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income, or AOCI, unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2022, the Bank exceeded all Basel III regulatory minimum capital requirements.

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

As of December 31, 2022, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

These provisions place limits on the amount of:

•	loans or extensions of credit to affiliates;
•	investments in affiliates;
•	assets that may be purchased from affiliates;
•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•	the guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending.” As of December 31, 2022, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the recently published policy statement.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and are subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2022, the Bank qualified as “well capitalized” for purposes of the brokered deposit restrictions.

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

In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. Beginning May 1, 2022, a bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred.

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

On May 5, 2022, the federal banking regulators issued a joint proposed rule to revise regulations implementing the CRA, which seeks to strengthen the purpose of the CRA, adapt to changes in the banking industry, including the expanded role of mobile and online banking, provide clarity and consistency in the application of CRA regulations, tailor performance standards to account for differences in bank size, business model, and local conditions, tailor data collection and reporting requirements, promote transparency and public engagement, confirm that CRA and fair lending are mutually reinforcing, and create a consistent regulatory approach that applies to banks regulated by all of the federal banking regulators. While the comment period for the proposed rule expired in August 2022, a final rule has not yet been implemented by the federal banking regulators. The Company and the Bank will continue to monitor these developments.

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

UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unfair”, “deceptive” or “abusive” acts and business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” referred to as UDAAP, and were delegated to CFPB for rulemaking. The federal banking agencies have the authority to enforce such rules and regulations. Under the Dodd-Frank Act, CFPB looks to various factors to assess whether an act or practice is unfair, including whether it causes or is likely to cause substantial injury to consumers, the injury is not reasonably avoidable by consumers, and the injury is not outweighed by countervailing benefits to consumers or to competition. A key focus of CFPB is whether an act or practice hinders a consumer’s decision-making.

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires the Company to adopt a clawback policy within 60 days after such listing standard becomes effective.

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

Risks Related to Our Business:

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
●

We are subject to interest rate risk and changes in interest rates could affect our net interest margins and net interest income, the value of assets and obligations, and the availability and cost of capital or liquidity.

●	We are subject to consolidated capital ratio requirements and therefore have to hold additional capital.
●

If we are unable to sell additional services and products to existing clients or attract new clients in a manner that is cost-effective and assures client success, we will not be able to grow our business.

●	We may not be able to implement aspects of our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
●	Our securities portfolio is subject to risk of loss; the fair value of our investment securities can fluctuate due to factors outside of our control.
●	New lines of business or new products and services may subject us to additional risks.
●

Acquisitions may subject us to integration risks and other unknown risks. The soundness of other financial institutions could adversely affect us. Negative public opinion regarding us or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

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

●	The employment market has become increasingly competitive; We may have difficulty attracting and retaining skilled personnel.
●

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

●	Lower trucking margins and revenues negatively impact trucking industry and factoring.
●

Our business is concentrated in, and dependent upon, the continued growth and welfare of our primary market, and adverse economic conditions in such market could negatively impact our operations and clients.

●	We have a loan concentration related to the acquisition and financing of dental practices.
●	A governmental shutdown or curtailment of government guaranteed loan programs could affect a segment of our business.
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
●

We could suffer material credit losses. Our levels of nonperforming assets could increase, which could adversely affect our results of operations and financial condition, and could result in losses in the future.

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

●	Underperformance or declines in our investments may reduce the profitability of our wealth management and advisory business.
●	Our wealth management and brokerage business is subject to reputational risk.
●	Standard investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients.
●	We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.
●	We face strong competition from other insurance agencies, which may adversely affect our operations and financial condition.
●

A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses. We may incur significant losses due to ineffective risk management processes and strategies.

●	If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed.
●	Our estimates and assumptions in the preparation of our financial statements may not be accurate.

●	We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.
●	We may elect or be compelled to seek additional capital, but that capital may not be available, or it may be dilutive.
●	We face intense competition from larger banks and financial institutions that could hurt our business.
●

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results. We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

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

●	Factoring products offered by the Bank’s Integra Division may expose us to an increased risk of fraud.
●	We rely on client and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.
●	Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.
●	The Company is subject to environmental risks associated with owning real estate or collateral.

Risks Related to Our Regulatory Environment:

●	We are subject to extensive government regulation and supervision, which could constrain our growth and profitability.
●	Recent bank failures will increase depository insurance and increase compliance costs. We are subject to stringent capital requirements that may limit our operations and potential growth.
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
●

The Series B preferred stock may be junior in rights and preferences to our future preferred stock.Additional issuances of preferred stock or securities convertible into preferred stock may dilute existing holders.

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

Risks Related to Our Business

Liquidity risk, including our ability to maintain our deposit base or other funding sources, could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as the FHLB, advances, access to the Federal Reserve discount window, the Bank Term Funding Program (BTFP) and the issuance of additional equity securities and/or debt.

If our ability to obtain funds from these sources becomes limited, these sources become restricted or are eliminated, or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, the Company may incur substantially higher funding costs in order to obtain the necessary funds to support the Company's operations and growth or may be required to sell or restrict operations, or restrict the payment of dividends. Furthermore, if the Company is unable to raise adequate funds through external sources, the Company may need to sell assets with unrealized losses in order to generate additional liquidity, which could decrease the capital of the Company and have an adverse effect on our business, financial condition and results of operations.

We depend on wholesale funding sources, which causes our cost of funds to be higher when compared to other financial institutions and poses future funding risks if the Bank becomes less than “well capitalized” under the prompt corrective action framework, or PCA, which may require us to liquidate loans or impede our growth.

We use certain non-core, wholesale funding sources, including the FHLB advances and deposit listing services. As of December 31, 2022, our use of such wholesale funding sources amounted to approximately $220 million, or 44.1% of total funding. Although we intend to increase our efforts to reduce our reliance on wholesale funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. We further expect to increase our core funding as we develop the capacity for consumers to open on-line digital accounts. The rates on these digital accounts can be highly competitive and may increase our cost of funds, which could have a material adverse effect on our net interest income margins. Listing service deposit rates are very market sensitive. At times, the cost of these funds can exceed the cost of core deposits in our market area as well as digital deposits, which could have a material adverse effect on our net interest income margins. Wholesale funding is subject to certain practical limits such as the FHLB’s and BTFP’s maximum borrowing capacity and our liquidity targets. Our maximum borrowing capacity from the FHLB and BTFP is based on the amount and fair market value and face amount, respectively, of commercial loans and securities we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. Additionally, we are required to establish limits on certain types of deposits including brokered deposits and listing service deposits, as well as total wholesale funding sources. If we reach these limits, future asset growth may be reduced or halted. If we are unable to access any of these types of funding sources or if our costs related to them increase, our liquidity and ability to support demand for loans could be materially adversely affected. If we were not able to replace such wholesale funding, we may have to liquidate loans, which may be at losses that would have a material adverse effect on our capital, our business and your investment in the Company.

We may not be able to grow and maintain our deposit base, and deposit outflow may increase reliance on wholesale borrowings and brokered deposits.

Our future growth will largely depend on our ability to maintain and grow our deposit base and our ability to retain our trust clients, who provide deposits. As of December 31, 2022, the Bank had a loan to deposit ratio of 90.1%. In the current environment of rising interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. In addition, as interest rates rise, competition for deposits may increase, which could result in clients moving money out of the Bank. As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding. If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients, including our trust clients, move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

The Company is subject to interest rate risk and changes in interest rates could affect our net interest margins and net interest income, the value of our assets and obligations, and the availability and cost of capital or liquidity.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. As interest rates change, net interest income is affected.

Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Sustained low levels of market interest rates, as we have experienced prior to 2022, would continue to place downward pressure on our net interest margins and, therefore, on our earnings. Conversely, increases in interest rates, though they could increase our interest margins absent a commensurate rise in our cost of funds, also have the potential to affect borrowers’ ability to repay, particularly for the small and medium sized businesses to which we lend, subjecting us to potential loan losses. This effect could be exacerbated by an inflationary environment. During the year ended December 31, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 425 basis points between March and December of 2022. The FOMC have raised interest rates another 75 basis points thus far in 2023. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth and may encourage current borrowers to repay loans early. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

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

We are subject to consolidated capital ratio requirements, and therefore have to hold additional capital.

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

As of December 31, 2022, the fair value of our investment securities portfolio was $49.5 million. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the FHLB, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto, or Other Securities. Other Securities include, among other things, securities issued pursuant to Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) programs. These programs are created by state and local municipalities to finance energy efficiency upgrades or renewable energy installations for residential, commercial and industrial property owners. Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates, continued instability in the capital markets and lack of liquidity or marketability. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. As discussed above, the FOMC repeatedly raised their target benchmark interest rate in 2022, resulting in subsequent prime rate increases of 425 basis points between March and December of 2022, and further resulting in a significant increase in market interest rates during the year ended December 31, 2022. If market interest rates continue to rise, the market value of the fixed income bond portfolio will decrease, resulting in unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant over the short-term. The non-credit portion of unrealized losses on the Bank’s available for sale securities portfolio are booked to Accumulated Other Comprehensive Income (“AOCI”), a component of shareholders' equity, and unrealized losses net of the related tax effect as of December 31, 2022 totaled $2.4 million, which represents approximately 3.0% of our total capital. A significant increase in market rates may have a negative impact on book value per common share and return on average shareholders' equity ratios. The Company’s bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships, or the public’s perception of the soundness of the nation’s financial system. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Finally, if the public views the nation’s financial system (specifically, small banks and/or investment companies) as unstable, customers might withdraw their funds, resulting in losses. Any such forgoing losses could be material and could materially and adversely affect our business, financial condition, and results of operations.

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

Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Furthermore, to the extent that depositors - particularly uninsured depositors - become concerned about the Bank’s financial condition or solvency, such depositors could withdraw they funds and create a ”run on the bank”. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business. In addition, companies are facing increased scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s preferred stock if investors determine that the Company has not made sufficient progress on ESG matters. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG-related compliance costs could result in increases to our overall operational costs.

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

Cain Watters provides advisory services to approximately 2,750 dental practices across the United States and plays a meaningful role in referring trust, TPA, participant directed 401k plans and lending business to the Bank. In addition, Tectonic Advisors generates a substantial portion of its revenues and profits under a long-term contract to provide advisory and due diligence services to assist in the management of assets of clients of Cain Watters. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company.

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

We are reliant on key members of our senior management team, business development officers within the Bank (who are critical to generating loan growth) and financial advisors and brokers (who are critical to driving asset growth at Tectonic Advisors and Sanders Morris). Personnel changes will occur from time to time, and we cannot predict whether significant resignations and retirements will occur or whether we will be able to recruit additional qualified personnel. With the exception of certain members of senior management, none of our professionals are subject to employment agreements and are free to leave at any time. Further, certain of our executive officers, financial advisors and brokers and SBA loan production officers are either financially secure or, in some cases, beyond retirement age for many Americans, and do not have to work. Thus, these individuals are more susceptible to retirement. Departures, particularly of key employees in leadership or client development roles, may cause client defections due to close relationships between clients and such professionals. While we have succession plans in place, the loss of any key employee may have a material adverse effect on our business and prospects. If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer materially in the future..

The employment market has become increasingly competitive; We may have difficulty attracting and retaining skilled personnel

The employment market has become increasingly competitive over the past two years. We derive a substantial portion of our revenue from the efforts of our professional team, including loan officers, members of our SBA team, and financial advisors and brokers. Therefore, our future success depends, in large part, on our ability to attract, recruit, and retain qualified financial services professionals. Competition for the best people in many activities engaged in by us is intense including with respect to compensation and emerging workplace practices, accommodations, and remote work options, and we may not be able to replace personnel promptly at acceptable compensation levels or at all, and may have difficulty retaining them. These circumstances have led to escalating compensation packages in the industry. Up-front payments, increased payouts, and guaranteed contracts have made recruiting and retaining these professionals more expensive and more difficult and can lead to departures by current professionals. The unexpected loss of personnel could impact our ability to serve our clients timely, and could also negatively impact our internal operations, including regulatory compliance. A lack of skilled, seasoned personnel with knowledge of our business and our market could reduce the performance of certain areas of our business, increase our error rate in key areas, affect our ability to grow our business, and lead to a lack of talented professionals ready to advance into leadership roles in the longer term. Due to these potential effects, the tightening employment market could have a material adverse impact on our business, financial condition and results of operations.

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

In recent years, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties continue regarding the potential for a renegotiation of international trade agreements and the effect of the legislation enacted by the recent presidential administration, and the impact such actions and the policies of the administration of President Joseph Biden may have on economic and market conditions. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as the current conflict in Ukraine and COVID-19 or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

The Federal Reserve’s recent unprecedented rate hikes in response to the inflationary environment may further impact our ability to attract deposits, and could have an adverse effect on our business, financial condition and results of operations as increased interest rates could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential loan losses. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

In addition, the inflationary outlook in the United States remains uncertain. Inflation, which at December 31, 2022, has been reported at the highest level in nearly 40 years, and could result in higher interest rates, which expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Lower Trucking Margins and Revenues Negatively Impact Trucking Industry and Factoring

The trucking industry, particularly over the road trucking, is a volatile industry and sees the freight rates increase or decline based on the state of the economy, customer demand and/or supply and demand considerations in the trucking industry. In the second half of 2022, freight rates – which are the rates that trucking companies charge customers for transportation services – declined by as much as 20% or more (generally) across the industry, for over-the-road trucking. Thus, revenues have declined, on a per truck basis, for most trucking companies by 20% or more, causing a significant decline in the amount of receivables factor Further, diesel prices – a key cost of trucking companies – has been at high levels.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2022, our loan portfolio included $83.9 million of loans to the dental industry, representing approximately 18.6% of our total funded loans. These loans include practice acquisition loans, dental equipment loans, and dental facility loans. We had no charge-offs during 2022 and 2021 in our dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Factoring for small-sized trucking businesses constituted the vast majority of our total factoring portfolio as of December 31, 2022, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

We face specific risks associated with retention of unguaranteed portions of SBA loans.

The Bank has historically sold a considerable portion of the guaranteed portion of its SBA loans within a short period of time of originating such loans. Upon sale, the Bank retains the unguaranteed portion of such loans. As of December 31, 2022, the unguaranteed portion of our SBA loans totaled $56.3 million, representing 12.5% of our total loan portfolio. Given that the SBA requires that the Bank only make loans to borrowers that do not have access to conventional bank financing, the unguaranteed portion of these loans carry greater risk than traditional loans. As the Bank’s loan portfolio of the unguaranteed portion of SBA loans grows, its risk of loss due to defaults also grows. The Bank has a reserve for such unguaranteed portion of SBA loans. To the extent that this reserve is not adequate to cover losses, the Bank will suffer losses to its capital base and such losses could be material.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

We offer traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2022, the Bank had approximately $1.6 billion in trust assets. The level of assets under management is significantly impacted by the market value of the assets. To date, virtually all of the growth in our assets under management relates to one registered investment advisor, Cain Watters, who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Related to this, the Bank and Cain Watters are parties to an agreement which includes a provision obligating each party to preserve the other’s business relationship with their mutual clients. However, in the event that the Cain Watters’ relationship does not continue (for whatever reason) to refer client to the Bank’s trust department, such a change could have a material adverse effect on the future growth and, thus, profits and operations of the Company. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

We could suffer material credit losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions and increases in inflation and interest rates. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. Increases in interest rates and inflation increase costs and decrease profits, reducing the ability of a borrower to make payments on its loan. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, financial condition and results of operations.

Our levels of nonperforming assets could increase, which could adversely affect our results of operations and financial condition, and could result in losses in the future.

As of December 31, 2022, our nonperforming loans (which consist of non-accrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms) totaled $2.8 million. We had no other real estate owned at December 31, 2022. However, our nonperforming assets may continue to remain at low levels or we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value and estimate disposition costs, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. Further, since many of our loans are located outside of our primary market area, collecting delinquent loans would be more difficult for our staff relative to our competitors. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as returns on assets and equity.

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

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard referred to as Current Expected Credit Loss (“CECL”) for allowance for loan and lease losses (“ALLL”) CECL was promulgated in 2016 and currently scheduled to take effect for large reporting SEC registrants in 2020 and all other banks in 2023, which would include the Bank. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans at the time of origination or purchase and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses on our existing loan portfolio and increase the reserve as we originate and/or purchase loans in the future. In determining expected loan losses in accordance with CECL, we will have to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. In anticipation of the adoption of CECL, we have incurred, and will likely continue to incur, significant additional expense to comply with the new standard. In addition and more significantly, we believe that CECL, if implemented as currently promulgated, would result in a significantly greater reserve than we currently have in our ALLL, which will negatively impact our capital position and thus our Tier 1 leverage ratio and other capital ratios and may require us to raise additional capital. Further, to the extent that CECL requires us to book a greater reserve on future loan originations and/or purchases, our earnings will decline and our ability to build further capital will be reduced. Management expects the adoption of ASU 2016-13 will result in a combined 30% to 40% increase in our allowance for loan losses and our reserves for unfunded commitments and a cumulative-effect  adjustment to reduce retained earnings by 1% to 2%. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2023 could differ from our current expectation.

Our legal lending limits may impair our ability to attract borrowers and ability to compete with larger financial institutions.

Our per client lending limit at December 31, 2022 was approximately $12.2 million. Accordingly, the size of loans which we can offer to potential clients is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining clients seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (“CRE 1 Concentration”); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”), and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2022, our CRE 1 Concentration level was 22.5% and our CRE 2 Concentration level was 141.00%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

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

As a result of the Tectonic Merger, a significant portion of our revenue is the result of fee-based services related to investment advisory, trust services, insurance and brokerage activities. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2022, consolidated non-interest income represented approximately 59.3% of our consolidated gross revenue (which is net interest income plus non-interest income). The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, market declines (which reduce asset values), the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

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

Underperformance or declines in our investments, in either relative or absolute terms, may reduce the profitability of our wealth management and advisory business.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management business. Underperformance or market declines in our investments could reduce our revenue and impair our growth in a number of ways:

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

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could materially adversely affect our business.

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

Recent Bank Failures Will Increase Depository Insurance and Increase Compliance Costs

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. The FDIC has sold one of the institutions, resulting in $20 billion in projected losses to the DIF. More losses may result from this institution or others. The resultant losses to the DIF will likely result in higher premiums for depository insurance and increased regulatory scrutiny, which will result in higher compliance costs and likely greater regulation. Each of these results will reduce the profitability and increase the regulatory costs of the Company.

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

As of December 31, 2022, our total liabilities were approximately $516.0 million, and we may incur additional indebtedness in the future to increase our capital resources or fund strategic acquisitions or other business efforts. Additionally, if our capital ratios or the capital ratios of the Bank fall below minimum ratios required by the Federal Reserve, we or the Bank could be required to raise additional capital by making additional offerings of debt securities, including senior or subordinated notes, or other applicable securities that could rank senior to the Series B preferred stock. The Series B preferred stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights referred to below. In addition, dividends on the Series B preferred stock are payable only when, as, and if declared by our board of directors out of assets legally available therefor. In the event of our liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid. Accordingly, our existing and future indebtedness may restrict the payment of dividends on the Series B preferred stock. Further, if we are unable to or do not pay dividends on the Series B preferred stock, the market price of the Series B preferred stock may decline.

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

The replacement of the London Inter-bank Offered Rate (“LIBOR”) on our Series B preferred stock could increase our interest payments, may adversely affect the value of the Series B preferred stock and could adversely impact our business, financial condition and results of operations.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”) announced that the Authority intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the ICE Benchmark Administration Limited (together with any successor, “IBA”), as administrator of LIBOR In response to concerns regarding the future of LIBOR, Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC first recommended a benchmark replacement waterfall that facilitated continued linkage to LIBOR while recognizing that the discontinuation of LIBOR would eventually occur. The initial steps in the ARRC's recommended waterfall referenced variations of the Secured Overnight Financing Rate (“SOFR”), and the ARRC has since recommended SOFR as the replacement rate for U.S. dollar denominated LIBOR. While market participants were warned that LIBOR may cease to exist after 2021, the IBA announced in early 2021 that it would continue to publish the most widely used tenors of U.S. dollar denominated LIBOR (such as one-month and three-month LIBOR) until June 30, 2023. While the IBA's announcement extended LIBOR's phase-out, there is no current expectation that LIBOR will continue beyond mid-2023, and U.S. banking regulators have issued guidance encouraging banking organizations to cease using U.S. dollar denominated LIBOR as a reference rate in new contracts.

At this time, it is not possible to predict whether SOFR will attain market acceptance as the standard replacement for LIBOR, whether alternative reference rates other than SOFR (such as Ameribor) will gain market traction or whether additional reforms to LIBOR may be enacted. Further, other central banks and regulators have convened working groups to evaluate other interest rate benchmarks (such as EURIBOR), and it is possible that a transition away from certain of these interest rate benchmarks will occur leading to the establishment of new market accepted reference rates. Uncertainty regarding the market standard replacement for LIBOR, and floating rate benchmarks generally, could have adverse impacts on floating-rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate and adversely affect the Company's business, financial condition or results of operations.

While the initial dividend rate on the Series B preferred stock is fixed, when, as and if declared by the board of directors, the dividend rate will be equal to three-month LIBOR plus a spread of 672.0 basis points per annum for each quarterly dividend period beginning May 15, 2024 (the “floating rate period”)—after the date when LIBOR will be discontinued. Holders of the Series B preferred stock should be aware that, when LIBOR is discontinued or otherwise unavailable, the dividend rate on the Series B preferred stock will be determined for the relevant period by the fallback provisions applicable to such stock.  While the Series B preferred stock generally allows for the change to another index, the transition from LIBOR could increase our interest, dividend and other costs relative to the Series B preferred stock.

After the discontinuance of LIBOR and upon commencement of the floating rate period, we will appoint a calculation agent and will instruct the calculation agent to use a substitute or successor base rate that we have determined in our sole discretion is most comparable to three-month LIBOR, provided that if we determine there is an industry-accepted successor base rate, we will instruct the calculation agent to use that substitute or successor base rate. It is currently anticipated that the successor rate to be used by the calculation agent during the floating rate period will be SOFR.

SOFR has a very limited history, and its historical performance is not indicative of future performance. The Federal Reserve began to publish SOFR in April 2018; therefore, SOFR has limited performance history and no actual investment based on the performance of SOFR was possible before April 2018. The level of SOFR during the floating rate period for our Series B preferred stock may bear little or no relation to the historical level of SOFR. Furthermore, the future performance of SOFR is impossible to predict and, as a result, no future performance of SOFR or our Series B preferred stock may be inferred from any historical performance data. Changes in the levels of SOFR may affect the return on, and trading price of, our Series B preferred stock, but it is impossible to predict whether such levels will rise or fall. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in other benchmark or market rates, such as U.S. dollar LIBOR, during corresponding periods.

The composition and characteristics of SOFR are not the same as those of U.S. dollar LIBOR and any failure of SOFR to gain market acceptance could adversely affect the Series B preferred stock. SOFR was developed for use in certain U.S. dollar derivatives and other financial contracts as an alternative to the U.S. dollar LIBOR in part because it is considered representative of general funding conditions in the overnight Treasury repo market. However, as a rate based on transactions secured by U.S. Treasury securities, it does not measure bank-specific credit risk and, as a result, is less likely to correlate with the unsecured short-term funding costs of banks. In addition, SOFR is an overnight rate, while U.S. dollar LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as U.S. dollar LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility, or global or regional economic, financial, political, regulatory, judicial or other events. The differences between SOFR and U.S. dollar LIBOR may mean that market participants would not consider SOFR a suitable substitute or successor for all of the purposes for which U.S. dollar LIBOR historically has been used, which may, in turn, lessen market acceptance of SOFR. If SOFR does not prove to be widely used in securities that are similar or comparable to the Series B preferred stock, the trading price of those securities may be adversely affected.

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

The Series B preferred stock is currently traded on the NASDAQ Global Market, but an active, liquid trading market for the Series B preferred stock may not exist or, if it exists, may not be sustained over time. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of the Series B preferred stock, over which we have no control. Without an active, liquid trading market for the Series B preferred stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of the Series B preferred stock. The market price of the Series B preferred stock could decline significantly due to failure to pay dividends, actual or anticipated issuances or sales of the Series B preferred stock or other securities in the future.

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

As of March 29, 2023, our directors, executive officers and affiliates (including partners of Cain Watters) beneficially owned an aggregate of 5,099,160 shares, or approximately 72.14% of our outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

Our main office is located in a two-story, approximately 33,000 square foot commercial office building located at 16200 Dallas Parkway, Dallas, Texas 75248, which is owned by the Bank. The Bank occupies approximately 36% of the building and leases out the remainder to other tenants.

We also lease space at: (a) 600 Travis, Houston, Texas 77002, comprising 14,402 square feet (expires in April 2026) for offices of Sanders Morris, Tectonic Advisors and HWG, (b) 17 Cowboys Way, Frisco, Texas 75034, comprising 2,141 square feet (expires in January 2034) for offices of Tectonic Advisors and HWG, (c) 5950 Sherry Lane, Suite 470, Dallas, Texas 75225, comprising 2,508 square feet, which lease expires in February 2024 for offices of Sanders Morris’s Dallas branch, (d) 8900 Indian Creek Parkway, Overland Park, Kansas 66210, comprising 4,947 square feet, which lease expires in May 2027 for offices of the Bank’s Nolan division, and (e) 6300 Ridglea Place, Fort Worth, Texas 76116, comprising 4,139 square feet, which lease expires in January 2027 for offices of the Bank’s Integra factoring division. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

Holders of Record

As of March 29, 2023, we had 98 holders of record of our common stock.

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

It is the policy of our Board of Directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. During the year ended 2022, and after declaring and paying dividends on our Series B preferred stock, our Board of Directors declared and paid certain quarterly dividends on our common stock, which is not registered with the SEC, and does not trade publicly.  As a financial holding company, our ability to pay cash dividends is dependent upon the ability of our bank and non-bank subsidiaries to pay cash dividends. Future dividends will depend on our consolidated earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our Board of Directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under Item 1 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2022, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	337,500	$5.51	340,000

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio. Based on an analysis performed by management at December 31, 2022, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly. See additional discussion of the allowance for loan losses in Note 1 to our Consolidated Financial Statements.

Integra Acquisition

On July 1, 2021, we, through our wholly-owned subsidiary T Bancshares, acquired Integra through the merger of Integra with and into T Bancshares, with T Bancshares surviving the merger. Integra’s activity is reported within our Banking segment. Integra is a factoring company that provides financing to smaller transportation companies across the United States principally by purchasing their accounts receivable at a discount and then collecting such receivables at face value. The acquisition of this small business lending vertical enables us to provide the Bank with additional breadth in its lending platform and enable the Bank to continue to prudently grow its balance sheet and generate relatively attractive returns on its assets.

For further information, see Note 18 – Integra Acquisition in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Climate Change

Refer to Item 1. Business for background as it relates to the Company and climate change.

There have been significant completed and pending developments in federal and state legislation and regulation regarding climate change in recent years. Given our size and the nature of our business, the incurred direct impact and expected future direct impact of climate-related regulation is not material, nor expected to be material, to our business, financial condition, or results of operations. Further, we have not experienced any physical effects of climate change on our operations and results.

We recognize that, while not material to our operations to-date, indirect consequences of climate-related regulation could exist that might be associated with our lending to certain types of customers who engage in activity that some could deem potentially harmful to the environment. The Company notes that the climate change landscape is constantly evolving and at this time, it is not possible for us to know or predict the full universe or extent that these indirect effects will have on the Company's future operations.

While programs and initiatives focused on sustainability and resource conservation have been put in place by the Company, there have been no material past capital expenditures for climate-related projects. We do not plan to have material future capital expenditures for climate-related projects at this time. Additionally, we have not incurred any material compliance costs related to climate change.

Performance Summary

Net income available to common shareholders for the years ended December 31, 2022 and 2021 was unchanged at approximately $15.5 million. Earnings per diluted common share were $2.11 and $2.21 for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, changes in the components of net income compared to the prior year included a $1.7 million increase in net interest income, a $3.4 million increase in non-interest income, a $6.5 million increase in non-interest expense, a $950,000 decrease in the provision for loan losses and a $381,000 decrease in income tax expense.

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

For the year ended December 31, 2022, annual return on average assets was 2.89%, compared to 3.06% for the prior year, and annual return on average equity was 18.88%, compared to 24.99% for the same period in the prior year. The lower annual returns on average assets and on average equity were primarily due to no change in net income for the years ended December 31, 2022 and 2021 which is explained in the “Results of Operations” section, and growth in average assets primarily related to the Company’s acquisition of Integra Funding Solutions, LLC, a Texas limited liability company (“Integra”) on July 1, 2021, and average equity during the year ended December 31, 2022. The annual return on average equity was impacted by the shares of Company common stock issued for the Company’s acquisition of Integra.

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(In thousands, except percentages)	As of and for the Year Ended December 31, 2022	As of and for the Year Ended December 31, 2021
Income available to common shareholders	$15,478	$15,482

Average shareholders’ equity	$90,194	$68,156
Less: average goodwill	21,440	16,129
Less: average core deposit intangible	681	885
Less: average preferred stock	17,250	17,250
Average tangible common equity	$50,823	$33,892
Return on average tangible common equity	30.45%	45.68%

Total assets grew by $27.5 million, or 4.7%, to $612.5 million as of December 31, 2022, from $585.0 million as of December 31, 2021. This increase was primarily due to increases of $21.2 million loans held for investment, $9.1 million for investments, partly offset by decrease of $3.8 million in cash and cash equivalents.

Shareholders’ equity increased $11.7 million, or 13.8%, to $96.5 million as of December 31, 2022, from $84.8 million as of December 31, 2021. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. As of December 31, 2022, the target range for the federal funds rate was 4.25% to 4.50%. The target range for the federal funds rate was increased 25 basis points from 4.50% to 4.75% effective February 2, 2023, and from 4.75% to 5.00% effective March 23, 2023.

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

	2022 vs 2021
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$590	$(27)	$563
Securities	353	579	932
Loans, net of unearned discount (1)	1,786	720	2,506
Total earning assets	2,729	1,272	4,001

Savings and interest-bearing demand	7	7	14
Money market deposit accounts	1,063	144	1,207
Time deposits	793	444	1,237
FHLB and other borrowings	173	(390)	(217)
Subordinated notes	36	-	36
Total interest-bearing liabilities	2,072	205	2,277

Changes in net interest income	$657	$1,067	$1,724

(1)	Include non-accrual loans.

Net interest income increased $1.7 million, or 6.6% from $25.8 million for the year ended December 31, 2021, to $27.5 million for year ended December 31, 2022. Net interest margin for the year ended December 31, 2022 and 2021 was 5.06% and 4.96%, respectively, an increase of 10 basis points. The increase in net interest income was primarily due to an increase in the average yield and average volume on total earning assets (attributable to the factored receivables acquired in the Integra acquisition on July 1, 2021), partly offset by an increase in the average rate paid on money market deposit accounts and on time deposits.

The average volume of interest-earning assets increased $23.4 million, or 4.5%, from $519.2 million for the year ended December 31, 2021 to $542.6 million for the year ended December 31, 2022. The average volume of securities increased $14.3 million, or 44.3%, from $32.3 million for the year ended December 31, 2021, to $46.6 million for the year ended December 31, 2022, and the average volume of loans increased $10.7 million, or 2.4%, from $448.3 million for the year ended December 31, 2021 to $459.0 million for the year ended December 31, 2022. The increase in the average volume of loans included increases of $65.9 million for organic loan growth and $14.3 million for factored receivables related to the Integra acquisition during the third quarter of 2021, partly offset by a $69.5 million decrease of PPP loans. The average yield on interest-earning assets increased 49 basis points from 5.66% for the year ended December 31, 2021 to 6.15% for the year ended December 31, 2022. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the FOMC repeatedly raising their target benchmark interest rate during the year ended December 31, 2022, resulting in subsequent prime rate increases of 425 basis points between March and December of 2022, and changes in the mix of interest-earning assets. The average yield for loans increased 40 basis points from 6.33% for the year ended December 31, 2021, to 6.73% for the year ended December 31, 2022. During the year ended December 31, 2022, we recognized $175,000 in PPP related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. This was a decrease of $4.6 million from the same period in the prior year. The decrease in PPP fees was partly offset by an increase in factored receivables interest income of $2.6 million from the same period in the prior year. The average yield on securities increased 109 basis points from 2.96% for the year ended December 31, 2021, to 4.05% for the year ended December 31, 2022, and the average yield on interest-bearing deposits increased 153 basis points from 0.13% for the year ended December 31, 2021, to 1.66% for the year ended December 31, 2022.

The average volume of interest-bearing liabilities decreased $21.0 million, or 5.2%, from $404.1 million for the year ended December 31, 2021 to $383.2 million for the year ended December 31, 2022. The average volume of interest-bearing deposits increased $43.3 million, or 13.6%, from $319.1 million for the year ended December 31, 2021, to $362.5 million for the year ended December 31, 2022. The average interest rate paid on interest-bearing liabilities increased 64 basis points from 0.90% for the year ended December 31, 2021, to 1.54% for the year ended December 31, 2022. The average interest rate paid on interest-bearing deposits increased 58 basis points from 0.78% for the year ended December 31, 2021, to 1.36% for the year ended December 31, 2022. Non-interest bearing deposits increased $27.9 million, or 36.6%, from $76.3 million for the year ended December 31, 2021, to $104.2 million for the year ended December 31, 2022. The average volume of FHLB and other borrowings decreased $64.3 million, or 88.1%, from $73.0 million for the year ended December 31, 2021, to $8.7 million for the year ended December 31, 2022, due to the decline in the PPPLF borrowings related to the decrease in PPP loan balances. The average cost of FHLB and other borrowings increased 24 basis points from 0.37% for the year ended December 31, 2021, to 0.61% for the year ended December 31, 2022, due to the aforementioned significant increases in the market interest rates during the year ended December 31, 2022 and the decrease in PPPLF borrowings during the period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022			2021
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$37,032	$613	1.66%	$38,634	$50	0.13%
Securities	46,576	1,887	4.05	32,292	955	2.96
Loans, net of unearned discount (1)	458,980	30,885	6.73	448,284	28,379	6.33
Total earning assets	542,588	33,385	6.15	519,210	29,384	5.66
Cash and other assets	49,995			41,652
Allowance for loan losses	(4,192)			(3,344)
Total assets	$588,391			$557,518
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$16,287	49	0.30%	$13,907	35	0.25%
Money market deposit accounts	129,972	1,639	1.26	118,577	432	0.36
Time deposits	216,196	3,252	1.50	186,647	2,015	1.08
Total interest-bearing deposits	362,455	4,940	1.36	319,131	2,482	0.78
FHLB and other borrowings	8,730	53	0.61	73,015	270	0.37
Subordinated notes	12,000	911	7.59	12,000	875	7.29
Total interest-bearing liabilities	383,185	5,904	1.54	404,146	3,627	0.90
Non-interest-bearing deposits	104,170			76,328
Other liabilities	10,842			8,888
Total liabilities	498,197			489,362
Shareholders’ equity	90,194			68,156
Total liabilities and shareholders’ equity	$588,391			$557,518

Net interest income		$27,481			$25,757
Net interest spread			4.61%			4.76%
Net interest margin			5.06%			4.96%

(1) Includes non-accrual loans.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

For the years ended December 31, 2022 and 2021, the provision for loan losses totaled $1.3 million and $2.2 million, respectively. See the section captioned “Allowance for Loan Losses” included elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Trust income	$6,098	$6,252
Gain on sale of loans	-	101
Advisory income	13,549	13,472
Brokerage income	11,754	9,644
Service fees and other income	8,293	6,790
Rental income	346	365
Total	$40,040	$36,624

Total non-interest income for the year ended December 31, 2022, increased $3.4 million, or 9.3%, as compared to the year ended December 31, 2021. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned from trust services on the value of managed and non-managed assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the year ended December 31, 2022, decreased $154,000, or 2.5%, compared to the year ended December 31, 2021. The fee income decreased between the two years due to a decrease in the average market value of the trust assets over the year ended December 31, 2022, due to decreases in asset values of $970 million which offset net asset inflows of $561 million.

Gain on sale of loans. The gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. Gain on sale of loans decreased $101,000 during the year ended December 31, 2022, during which there was no gain on sale of loans, compared to the same period in the prior year, when there was gain on sale of loans of $101,000 resulting from the sale of $1.1 million of SBA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset value for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. In addition to fees based on a percentage of underlying assets, payments under certain advisory agreements at Sanders Morris are based on the performance of the respective account, measured as a percentage of the increase achieved in the asset values in the respective account. Performance-based fees, though the agreements may remain in place from year to year, are far less predictable, given the uncertainty of the ability to achieve an increase of the same level as in prior periods, or at all. For the year ended December 31, 2022, advisory income increased $77,000, or 0.6%, compared to the year ended December 31, 2021. This increase during the year ended December 31, 2022, was primarily due an increase in advisory fees based on a percentage of the underlying assets at Tectonic Advisors totaling $378,000, partially offset by a decrease in advisory fees based on a percentage of underlying assets at Sanders Morris Harris totaling $301,000.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues in this context include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, cash held in brokerage accounts which funds margin lending, and on private placement and syndication activity during the period. Brokerage income for the year ended December 31, 2022, increased $2.1 million, or 21.9%, compared to the year ended December 31, 2021. This increase is primarily due to a recovery in private placement activity due to a recovery in demand for these investments and a backlog of this activity related to a loosening of the travel and contact restrictions put in place during the peak of the COVID-19 pandemic, and a recovery in traditional brokerage activity.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of December 31, 2022 and 2021, and the inflows and outflows and market appreciation during the years then ended. Our brokerage and advisory assets experienced a decrease of approximately $409.8 million, or 7.3%, and an increase of $1.1 billion, or 24.0%, during the years ended December 31, 2022 and 2021, respectively. The decrease for the year ended December 31, 2022 was related to market depreciation of $970.4 million, or 17.3%, which offset positive net flows of $560.5 million, or 10.0%.

(In thousands)	Tectonic Advisors	Sanders Morris	Total
As of January 1, 2021	$2,334,037	$2,190,339	$4,524,376
Client inflows	531,768	2,110,859	2,642,627
Client outflows	(296,819)	(1,906,936)	(2,203,755)
Net flows	234,949	203,923	438,872
Market appreciation	283,994	362,070	646,064
As of December 31, 2021	2,852,980	$2,756,332	$5,609,312
Client inflows	857,461	1,545,368	2,402,829
Client outflows	(492,064)	(1,350,240)	(1,842,304)
Net flows	365,397	195,128	560,525
Market appreciation/(depreciation)	(494,912)	(475,454)	(970,366)
As of December 31, 2022	$2,723,465	$2,476,006	$5,199,471

Service fees and other income. Service fees include fees for deposit-related services, and third-party administrative fees from the Bank’s Nolan division. Service fees and other income for the year ended December 31, 2022 increased $1.5 million, or 22.1%, compared to the year ended December 31, 2021, which was primarily due to an increase in the administrative fees recorded for services provided by Nolan of $1.4 million, increase in factoring service fees from the Bank’s Integra factoring division of $360,000 related to the Integra acquisition during the third quarter of 2021, increase in credit interest by Sanders Morris Harris of $57,000, as well as individually immaterial increases in other bank service fees totaling $32,000. These increases were offset by a decrease in income distributions from an interest in securities not readily marketable carried at cost basis totaling $191,000, a decrease in gains and losses on marketable securities at Sanders Morris totaling $74,000, a decrease in net loan servicing fees of $26,000, and other individually immaterial decreases in other income of $54,000.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the year ended December 31, 2022 decreased $19,000, or 5.2%, compared to the year ended December 31, 2021 due to a decrease in occupancy in 2022 compared to 2021 and to rent concessions given during 2022.

Non-Interest Expense

The components of non-interest expense were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Salaries and employee benefits	$31,093	$24,947
Occupancy and equipment	1,707	1,837
Trust expenses	2,243	2,416
Brokerage and advisory direct costs	2,015	2,051
Professional fees	1,480	1,539
Data processing	794	964
Other expense	5,473	4,576
Total	$44,805	$38,330

Total non-interest expense for the year ended December 31, 2022 increased $6.5 million, or 16.9%, compared to the year ended December 31, 2021. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $6.1 million, or 24.6%, from $24.9 million for the year ended December 31, 2021 to $31.1 million for the year ended December 31, 2022. In our other financial services segment, salaries and employee benefits increased $2.8 million. The increase was primarily from a increase in incentive bonuses at Sanders Morris related to traditional brokerage, private placement, and syndicated offerings activity of $1.6 million, offset by a decrease in commission salaries of $559,000, and an increase in salaries, payroll taxes, and other benefits of $543,000 at Tectonic Advisors and $213,000 at Sanders Morris. Salaries, bonuses and payroll taxes at the Bank’s Nolan division increased $862,000 related to staff increases to accommodate the increase in the number of plans administered and merit increases. Salaries, taxes and other benefits in our trust group within our other financial services segment increased $186,000 related to staffing additions to accommodate additional recordkeeping clients, as well as a decrease in reliance on third-party consultants. Salaries and employee benefits in our banking segment increased $3.0 million, primarily driven by an accrual for severance expense of $532,000, increases in staff including a full year of Integra as compared to 2021, where Integra was acquired early in the third quarter 2021, and merit increases and incentive bonuses. Stock-based compensation decreased $113,000 primarily related to an offset to expense due to a forfeiture of stock grants due to separation prior to vesting, and salaries, taxes and other benefits increased $362,000. Health insurance related benefits overall increased approximately $372,000, primarily due to increases in headcount, including the addition of the Bank’s Integra factoring division.

Occupancy and equipment expense. Occupancy and equipment expenses include building, furniture, fixtures and equipment depreciation and maintenance costs. Occupancy and equipment expenses decreased $130,000, or 7.1%, from $1.8 million for the year ended December 31, 2021 to $1.7 million for the year ended December 31, 2022. The decrease is primarily due to a decrease occupancy and equipment expense in our other financial services division of $234,000, led by a decrease in rent of $103,000, due to Nolan giving up leased space and Sanders Morris Harris’s new lease agreement, a decrease in depreciation expense of $89,000 from certain fixed assets and software costs that reached full depreciation/amortization in 2021, and a decrease in rental and common area maintenance expense of $26,000 driven by lower costs related to the COVID-19 pandemic, and a decrease in property taxes and repairs and maintenance of 28,000. This was partially offset by increases in parking and facilities expenses totaling $12,000. Rent expenses in our banking segment increased $99,000, primarily from the addition of the Bank’s Integra factoring division, where rent expense increased $58,000, along with an increase of $41,000 in rent expense at the bank facility.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. The volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses decreased by $173,000 for the year ended December 31, 2022, as compared to the year ended December 31, 2021 based on decreases in asset values of the Bank’s common trust funds from decreases in asset values whit offset net inflows.

Brokerage and advisory direct costs. Brokerage and advisory direct costs decreased $36,000, or 1.8%, and were approximately $2.0 million for each the year ended December 31, 2021 and December 31, 2022. Brokerage and advisory direct costs are incurred primarily in our other financial services segment and include the cost of clearing firm services and fees on advisory assets from custodians and certain referral fees, as well as information services related to our advisory and trading activity. Expenses at Tectonic Advisors increased $36,000, related to increases in information services, which were offset by decreases in referral and service fees. The increase was offset by a decrease in brokerage and advisory direct costs at Sanders Morris and HWG of $72,000, related to a decrease in clearing firm service fees, fees on advisory assets and referral fees of $97,000, offset by an increase in information services and service fees of $25,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, decreased $59,000, or 3.8%, and were approximately $1.5 million for the years ended December 31, 2021, and December 31, 2022. The decrease included a decrease of $142,000 at the Bank’s trust department due to a decrease in consulting fees related to our participant directed plan services team, where staff increases have allowed us to reduce our reliance on consultants. In addition to a decrease of $81,000 in professional fees in Holdco, due to the acquisition of Integra in 2021, offset by in an increase in professional fees of $111,000 in the banking and other financial services divisions, due to a new lease at Tectonic Advisors, new deals at Sanders Morris Harris, a new pension portal consulting at Nolan. In addition, legal fees decreased $97,000, primarily in our Banking segment related to the acquisition of Integra during the year ended December 31, 2021. The decrease in legal fees was offset by an increase in audit and tax consulting fees of $151,000, primarily in our Banking and Parent segments related to the increase in complexity of our annual audit and tax preparation services.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expenses decreased $170,000, or 17.6%, from $964,000 for the year ended December 31, 2021, to $794,000 for the year ended December 31, 2022. The decrease was due to decreases in data processing expenses within the Banking segment of $210,000, offset by an increase of $40,000 in our Other Financial Services segment. The decreases in our Banking segment were primarily related to the conversion of the Bank’s core accounting system during the same periods in the prior year, which increased expense during the earlier periods, and the offsetting increases were primarily related to increases at the Bank’s trust division related to increasing activity and improvements in the participant directed services group.

Other expense. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, and regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses increased $897,000, or 19.6%, from $4.6 million for the year ended December 31, 2021 to $5.5 million for the year ended December 31, 2022. The increase includes increases in software costs and licensing primarily at the banking and other financial services divisions of $259,000, advertising and marketing expense across all segments of the Company of $190,000, including the initiative at Tectonic Advisors where we are investing in marketing costs related to assets under management associated with Cain Watters above $2.5 billion, travel and lodging expense at the banking and other financial services divisions of $161,000, increases in employee recruitment and office expense across all segments of the company of $127,000, increases in loan and other real estate operating costs at the Bank of $41,000, and other individually immaterial increases.

Income Taxes

The income tax expense for the years ended December 31, 2022 and 2021 was $4.4 million and $4.8 million, respectively. The effective income tax rate was 20.6% and 22.0% for the years ended December 31, 2022 and 2021, respectively.

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

The following table presents key metrics related to our segments:

	Year Ended December 31, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$29,630	$38,788	$(897)	$67,521
Net income (loss) before taxes	$13,106	$11,164	$(2,818)	$21,452

	Year Ended December 31, 2021
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$27,639	$35,428	$(686)	$62,381
Net income (loss) before taxes	$13,605	$10,547	$(2,315)	$21,837

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the year ended December 31, 2022 decreased $499,000, or 3.7%, compared to the year ended December 31, 2021. The decrease was primarily the result of a $3.4 million increase in non-interest expense, partly offset by a $1.7 million increase in net interest income, a $247,000 increase in non-interest income, and a $950,000 decrease in the provision for loan losses.

Net interest income for the year ended December 31, 2022 increased $1.7 million, or 6.5%, compared to the year ended December 31, 2021. The increase in net interest income was primarily due to an increase in the average yield and average volume on total earning assets, partly offset by an increase in the average rate paid on money market deposit accounts and time deposits and an increase in the average volume of deposits. The average yield on interest earning assets and average rate paid on deposits were impacted by changes in market interest rates and changes in the mix of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the year ended December 31, 2022 decreased $950,000, or 43.2%, to $1.3 million, compared to $2.2 million for the year ended December 31, 2021. See “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the year ended December 31, 2022 increased $247,000, or 24.9%, compared to the year ended December 31, 2021. The increase was primarily due to a $360,000 increase for factoring service fees related to the Integra acquisition during the third quarter of 2021, and a $33,000 increase in deposit service fees and other, partly offset by a $19,000 decrease in rental income, a $26,000 decrease in net loan servicing income and a $101,000 decrease in gain on sale of See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2022 increased $3.4 million, or 29.1%, compared to the year ended December 31, 2021. The increase was primarily related to a $3.1 million increase in salaries and employee benefits for annual merit increases, increases in (including $1.3 million for the addition of Integra), and incentive bonuses. Other changes include a $99,000 increase in occupancy and equipment expense for increase in facilities expense (including $68,000 for the addition of Integra), a $16,000 increase in professional fees including increases in audit and tax consulting fees, partly offset by legal fees related to the acquisition of Integra during the prior year, a $211,000 decrease in data processing related to banking core system conversion costs in 2022 partly offset by expenses for the operations of Integra, and a $483,000 increase in other expenses including $169,000 for the addition of Integra, $138,000 for software development, $52,000 for FDIC premiums, $45,000 for employee recruitment, $50,000 for travel and a net of $29,000 for various other expenses. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the year ended December 31, 2022 increased $617,000, or 5.9%, compared to the year ended December 31, 2021. The increase was primarily the result of a $3.4 million increase in non-interest income partly offset by a $2.8 million increase in non-interest expense.

Non-interest income for the year ended December 31, 2022 increased $3.4 million, or 9.5%, compared to the year ended December 31, 2021. The increase was due to increases in brokerage income of $2.1 million, primarily from increases in private placement activity at Sanders Morris, service fees and other income of $1.3 million, resulting from increases at the Bank’s Nolan division and increases in factoring fees due to having a full year of activity in the year ended December 31, 2022, and an increase of $76,000 in advisory fees, partially offset by a decrease in trust fees of $154,000. See the analysis of non-interest income included in the section captioned “Non-Interest Income” above in this discussion.

Non-interest expense for the year ended December 31, 2022 increased $2.7 million, or 11.0%, compared to the year ended December 31, 2021. The increase was primarily from an increase in salaries and employee benefits of $2.8 million, other operating costs of $360,000, and data processing expense of $41,000, which were offset by decreases in occupancy and equipment costs of $234,000, trust expense of $173,000, professional fees of $60,000, and brokerage and advisory direct costs of $36,000. The increase in salaries and employee benefits expense was primarily from an increase in incentive bonuses at Sanders Morris related to traditional brokerage, private placement, and syndicated offerings activity of $1.6 million, and at the Bank’s Nolan division of $862,000 related to staff increases to accommodate the increase in the number of plans administered and merit increases. The increase in other operating costs was primarily related to an increase in software costs and advertising and marketing expense across our advisory, brokerage, and third party administration businesses. The decrease in occupancy and equipment costs was the result of a decrease in office lease expense at Nolan related to a reduction in space at their home office location in Overland Park, Kansas, and the decrease in trust expense related to fluctuations in asset values during the year ended December 31, 2022. The decrease in professional fees related to a reduction in reliance on consultants, and the decrease in brokerage and advisory direct costs related to individually immaterial changes in these expenses at Sanders Morris Harris. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The net loss before taxes at the HoldCo operating segment increased by $503,000 during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is the result of an increase in salaries and employee benefits of $248,000, primarily related to annual bonuses and merit increases, as well as the addition of staff at the holding company. Other operating costs increased $54,000 related to increases in public relations expense and software and computer expenses for initiatives at the holding company to increase integration and efficiency of human resources and overlay management functions across the company. These increases were offset by a decrease in professional fees related to expenses incurred during the year ended December 31, 2021 related to the acquisition of Integra in 2021, which were offset by increases in tax and accounting fees related to an increase in complexity in our annual audit services and market increases in pricing for these services. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

As of December 31, 2022 and 2021, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $2.2 million and $1.2 million as of December 31, 2022 and 2021, respectively, and FHLB stock, having an amortized cost and fair value of $1.3 million as of December 31, 2022 and 2021.

Securities not readily marketable consists of an income interest in a private investment.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of December 31, 2022		As of December 31, 2021
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,990	$1,953	$-	$-
U.S. government agencies	15,715	13,088	15,847	15,402
Mortgage-backed securities	5,925	5,592	1,724	1,754
Total securities available for sale	$23,630	$20,633	$17,571	$17,156

Securities held to maturity:
Property assessed clean energy	$1,596	$1,722	$2,731	$2,731
Public improvement district/TIRZ	23,666	24,760	16,942	16,942
Total securities held to maturity	$25,262	$26,482	$19,673	$19,673

Securities, restricted:
Other	$3,496	$3,496	$2,432	$2,432

Securities not readily marketable	$100	$100	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of December 31, 2022. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S Treasuries	$992	2.16%	$998	2.62%	$-	-%	$-	-%	$1,990	2.39%
U.S. government agencies	-	-	10,098	0.98	2,000	1.00	3,617	0.83	15,715	0.94
Mortgage-backed securities	47	3.92	3,841	3.12	-	-	2,037	3.67	5,925	3.32
Total	$1,039	2.24%	$14,937	1.63%	$2,000	1.00%	$5,654	1.85%	$23,630	1.66%

Securities held to maturity:
PACE	$-	-%	$-	-%	$-	-%	$1,596	7.16%	$1,596	7.16%
PID/TIRZ	-	-	2,172	4.12	-	-	21,494	6.26	23,666	6.33
Total	$-	-%	$2,172	4.12%	$-	-%	$23,090	6.33%	$25,262	6.14%

Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$3,496	-%

Securities not readily marketable	$-	-%	$-	-%	$-	-%	$-	-%	$100	-%

Loan Portfolio Composition

Total loans excluding allowance for loan losses, increased $21.6 million, or 5.0%, to $450.3 million at December 31, 2022, compared to $428.7 million at December 31, 2021. The increase includes $60.0 million for non-PPP SBA loans, $9.6 million for commercial and industrial loans and $2.4 million for real estate loans. The increases were partly offset by a $34.1 million decrease for SBA PPP loans and a $16.2 million decrease in factored receivables. PPP loans had a zero balance at December 31, 2022, compared to $34.1 million at December 31, 2021. SBA loans comprise the largest group of loans in our portfolio totaling $258.3 million, or 57.4% of the total loans at December 31, 2022, compared to $233.9 million, or 54.5% (50.6% excluding PPP) of the total loans at December 31, 2021. Commercial and industrial loans totaled $92.9 million, or 20.6% of the total loans at December 31, 2022, compared to $83.3 million, or 19.4% (21.1% excluding PPP) of the total loans at December 31, 2021. Commercial and construction real estate loans totaled $67.8 million, or 15.1% of the total loans at December 31, 2022, compared to $65.6 million, or 15.3% (16.6% excluding PPP), of the total loans at December 31, 2021.

The following table sets forth the composition of our loans held for investment:

(In thousands)	2022	2021	2020	2019	2018
Loans held for investment at December 31,
Commercial and industrial	$92,946	$83,348	$79,864	$85,476	$88,915
Consumer installment	1,058	1,099	10,259	3,409	3,636
Real estate – residential	5,566	5,452	4,319	5,232	7,488
Real estate – commercial	63,924	62,966	44,484	46,981	35,221
Real estate – construction and land	3,873	2,585	8,396	7,865	4,653
SBA 7(a) guaranteed	149,374	145,983	164,687	69,963	33,884
SBA 7(a) unguaranteed	56,268	52,524	52,179	47,132	44,326
SBA 504	52,668	35,348	35,553	22,591	13,400
USDA	2,235	806	801	2,430	3,367
Factored receivables	22,420	38,636	-	-	-
Other	-	-	-	-	17
Total loans	$450,332	$428,747	$400,542	$291,079	$234,907

The Company initially records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $33.9 million and $33.8 million at December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company elected to reclassify $55.4 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

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

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2022, our loan portfolio included $83.9 million of loans, approximately 18.6% of our total funded loans to the dental industry, as compared to $67.3 million of loans, approximately 15.7% of our total funded loans (17.1% of total funded loans, net of the SBA PPP loans), at December 31, 2021. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Paycheck Protection Program

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. During the year ended December 31, 2020, we funded $98.3 million of PPP loans which have been forgiven by the SBA and were paid off or repaid by the borrower as of December 31, 2021. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, allocated an additional $284 billion to the SBA to fund a second round of PPP and extended the application period for the PPP to March 31, 2021. The PPP application period was later extended to the earlier of May 31, 2021, or such date when all PPP funds are exhausted. As of December 31, 2022, there were no PPP loans outstanding. During the year ended December 31, 2021, we originated $66.2 million of PPP loans. As of December 31, 2021, approximately $32.1 million of the PPP loans originated in 2021 have been forgiven by the SBA and were paid off or repaid by the borrower, leaving an outstanding balance of $34.1 million as of December 31, 2021, which was forgiven by the SBA and were paid off or repaid by the borrower during the year ended December 31, 2022.

We also participated in the PPPLF which, through June 30, 2021, extended loans to banks who are loaning money to small businesses under the PPP. There were no borrowings under the PPPLF as of December 31, 2022. The total amount borrowed under the PPPLF as of December 31, 2021 was $34.5 million and was non-recourse and secured by an equal amount of the PPP loans we originated. The borrowings under the PPPLF fully paid off during the year ended December 31, 2022.

As of December 31, 2022, 60.8% of the loan portfolio, or $274.0 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for loans outstanding as of December 31, 2022, and also presents portion of loans that have fixed interest rates or floating adjustable interest rates over the life of the loan in accordance with changes in the interest rate environment:

	Maturity Distribution of Loan Portfolio
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$7,259	$14,607	$70,944	$136	$92,946
Consumer installment	272	786	-	-	1,058
Real estate – residential	998	4,568	-	-	5,566
Real estate – commercial	24,193	33,553	4,647	1,531	63,924
Real estate – construction and land	1,996	1,549	328	-	3,873
SBA 7(a) guaranteed	132,250	12,633	3,501	990	149,374
SBA 7(a) unguaranteed	47,462	6,782	1,472	552	56,268
SBA 504	34,916	14,158	3,594	-	52,668
USDA	2,235	-	-	-	2,235
Factored Receivables	22,420	-	-	-	22,420
Total	$274,001	$88,636	$84,486	$3,209	$450,332

	Loans Due After One Year
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$82,693	$2,994	$85,687
Consumer installment	786	-	786
Real estate – residential	4,568	-	4,568
Real estate – commercial	4,205	35,526	39,731
Real estate – construction and land	714	1,163	1,877
SBA 7(a) guaranteed	4,638	12,486	17,124
SBA 7(a) unguaranteed	1,970	6,836	8,806
SBA 504	-	17,752	17,752
USDA	-	-	-
Factored Receivables	-	-	-
Total	$99,574	$76,757	$176,331

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

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, and foreclosed assets. Non-performing assets totaled $2.8 million as of December 31, 2022, compared to $3.7 million as of December 31, 2021. As of December 31, 2022, non-performing assets consisted of SBA non-accrual loans totaling $2.4 million, of which all except $100,000 was guaranteed by the SBA, and commercial real estate loans totaling $138,000.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. Accrued interest is charged off and no further interest is accrued. Subsequent payments received on non-accrual loans are recorded as reductions of principal. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. Loans past due 90 days or more and still accruing interest totaled $206,000 in residential real estate and $132,000 in factored receivables as of December 31, 2022, compared to $400,000 as of December 31, 2021, which solely included factored receivables.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no foreclosed assets as of December 31, 2022, compared to $1.1 million, which included two SBA loans that were foreclosed on during the year ended December 31, 2021 and subsequently sold during the year ended December 31, 2022.

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	At December 31,
(In thousands, except percentages)	2022	2021	2020	2019	2018
Non-accrual loans:
Commercial and industrial	$-	$-	$-	$60	$-
Real estate – commercial	138	149	158
SBA guaranteed	2,221	2,039	1,118	4,892	2,252
SBA unguaranteed	107	-	517	1,039	293
Total non-accrual loans	2,466	2,188	1,793	5,991	2,545
Real estate – residential past due 90 days	206	-	-	-	-
Factored receivables past due 90 days	132	400	-	-	-
Foreclosed assets	-	1,079	-	-	-
Total non-performing assets	$2,804	$3,667	$1,793	$5,991	$2,545
As a % of total loans	0.65%	0.86%	0.45%	2.06%	1.08%
As a % of total assets	0.48	0.63	0.35	1.64	0.82

Restructured loans are considered “troubled debt restructurings” if, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2022, there was one loan which was a SBA loan in the amount of $902,000 identified as TDR, of which $812,000 was guaranteed. The loan became a TDR during the three months ended December 31, 2022. The modification was for interest rate reduction. There was no payment default. There were no other TDRs during the year. There were no TDRs during the year ended December 31, 2021.

As noted in Note 4, “Loans and Allowance for Loan Losses,” Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic. At December 31, 2022, there were no loans in COVID-19-related deferment. As of December 31, 2021, the Company had granted principal and interest payment deferrals related to COVID-19 to two borrowers representing approximately $679,000.

Allowance for Loan and Lease Losses

Loans are reported net of the allowance for loan losses on our balance sheet. The allowance for loan losses totaled $4.5 million and $4.2 million, at December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company had charge-offs of $998,000 and recoveries of $94,000. During the year ended December 31, 2021, the Company had charge-offs of $1.1 million and recoveries of $117,000.

Based on an analysis performed by management at December 31, 2022, the allowance for loan losses is believed to be adequate to cover estimated loan losses in the portfolio as of that date based on the loan loss methodology employed by management. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of the Company’s net loan loss experience and provisions to the ALLL for the period indicated:

(In thousands, except percentages)	2022	2021	2020	2019	2018
Balance at January 1,	$4,152	$2,941	$1,408	$874	$386
Charge-offs:
Commercial and industrial	337	-	-	214	1
Consumer installment	-	-	-	-	-
SBA 7(a)	43	952	218	858	266
Factored receivables	617	168	-	-	-
Total charge-offs	997	1,120	218	1,072	267
Recoveries:
Commercial and industrial	31	37	33	30	-
Consumer installment	-	-	-	-	-
Real estate – construction and land	-	-	-	-	-
SBA 7(a)	22	20	9	21	30
Factored receivables	41	60	-	-	-
Total recoveries	94	117	42	51	30
Net charge-offs	903	1,003	176	1,021	237
Provision for loan losses	1,264	2,214	1,709	1,555	725
Balance at December 31,	$4,513	$4,152	$2,941	$1,408	$874
Loans at year-end	$450,332	$428,747	$400,542	$291,079	$234,907
Average loans	458,980	448,284	376,088	275,025	231,385
Net charge-offs/average loans	0.20%	0.22%	0.05%	0.37%	0.10%
Allowance for loan losses/year-end loans	1.00	0.97	0.73	0.48	0.37
Total provision for loan losses/average loans	0.28	0.49	0.45	0.57	0.31

The following tables set forth the allocation of the allowance as of the date indicated and the percentage of loans in each category to total gross loans as of the date indicated:

	At December 31,
	2022	2021	2020	2019	2018
(In thousands, except percentages)	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount	Allowance Amount
Commercial and industrial	$1,301	$1,154	$928	$501	$419
Consumer installment	14	15	91	27	27
Real estate – residential	79	76	52	22	27
Real estate – commercial	899	869	527	347	210
Real estate – construction and land	55	40	100	76	34
SBA	1,505	1,324	1,225	435	157
USDA	52	20	18	-	-
Factored receivables	608	654	-	-	-
Total allowance for loan losses	$4,513	$4,152	$2,941	$1,408	$874

	2022	2021	2020	2019	2018
	%(1)	%(1)	%(1)	%(1)	%(1)
Commercial and industrial	20.6%	19.4%	19.9%	29.4%	37.9%
Consumer installment	0.2	0.3	2.6	1.2	1.5
Real estate – residential	1.2	1.3	1.1	1.8	3.2
Real estate – commercial	14.2	14.7	11.1	16.1	15.0
Real estate – construction and land	0.9	0.6	2.1	2.7	2.0
SBA	57.4	54.5	63.0	48.0	39.0
USDA	0.5	0.2	0.2	0.8	1.4
Factored receivables	5.0	9.0	-	-	-
Total allowance for loan losses	100%	100%	100%	100%	100%

(1)	Percentage of loans in each category to total loans

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. During the second quarter of 2020, we received $40.0 million in brokered deposits through an Insured Cash Sweep One-Way Buy agreement to provide liquidity to fund PPP loan originations. This brokered deposit is included in our money market accounts as of December 31, 2022.

Total deposits increased $48.9 million, or 11.0%, to $493.0 million as of December 31, 2022, from $444.2 million as of December 31, 2021 The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	Year Ended December 31, 2022			Year Ended December 31, 2021
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$104,170	19.3%	0.00%	$76,328	19.3%	0.00%
Savings and interest-bearing demand	16,287	3.5	0.30	13,907	3.5	0.25
Money market accounts	129,972	30.0	1.26	118,577	30.0	0.36
Time deposits	216,196	47.2	1.50	186,647	47.2	1.08
Total deposits	$466,625	100.0%	1.06%	$395,459	100.0%	0.63%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of December 31, 2022:

(In thousands)	Insured	Uninsured	Total
Maturing
Three months or less	$16,591	$10,671	$27,262
Over three months to six months	41,949	20,650	62,599
Over six months to 12 months	112,366	18,426	130,792
Over 12 months	37,399	3,638	41,037
Total	$208,305	$53,385	$261,690

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,	December 31,
(In thousands)	2022	2021
Borrowings:
FHLB borrowings	$-	$-
FRB borrowings (PPPLF)	-	34,521
Subordinated notes	12,000	12,000
	$12,000	$46,521

The Company has a credit line with the FHLB with borrowing capacity of $56.0 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2022 and 2021.

The Company also has a credit line with the FRB with borrowing capacity of $30.0 million, which is secured by commercial loans. The company had no borrowings from the FRB at December 31, 2022 and 2021 under this credit line. As part of the CARES act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). During June 2022, the Bank repaid its PPPLF from the FRB and had no borrowings under the PPPLF as of December 31, 2022. As of December 31, 2021, the balance of PPPLF related borrowings was $34.5 million.

As of December 31, 2022 and 2021, the Company had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually up to July 17, 2023, after which it converts to three month LIBOR plus 5.125%, with interest payable quarterly and maturing on March 31, 2028, at which all principal is due. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $11.7 million, or 13.8%, to $96.5 million as of December 31, 2022, from $84.8 million as of December 31, 2021. The increase included net income of $17.0 million, $272,000 related to stock compensation expense and the issuance of common stock related to exercise of stock options in the amount of $97,000. The increases were partly offset by a net after-tax other comprehensive loss of $2.0 million related to the decrease in market value of the securities available for sale due to the recent significant increases in market interest rates, the repurchase of common stock in the amount of $481,000 and dividends paid on the Series B Preferred stock and paid on the common stock in the amounts of $1.6 million and $1.8 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2022, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	December 31, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$76,805	13.27%	$62,794	11.82%
Common Equity Tier 1 (to Risk Weighted Assets)	59,555	14.80	45,544	12.62
Tier 1 Capital (to Risk Weighted Assets)	76,805	19.09	62,794	17.40
Total Capital (to Risk Weighted Assets)	81,317	20.21	66,946	18.55

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$76,767	13.47%	$63,302	12.06%
Common Equity Tier 1 (to Risk Weighted Assets)	76,767	19.29	63,302	17.70
Tier 1 Capital (to Risk Weighted Assets)	76,767	19.29	63,302	17.70
Total Capital (to Risk Weighted Assets)	81,279	20.42	67,454	18.87

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris is subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management. Sanders Morris is also regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of December 31, 2022, Sanders Morris is in compliance with FINRA’s net regulatory capital requirements.

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

The Bank’s liquidity is monitored by its management, the Asset-Liability Committee and its board of directors who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Liquid assets include cash, interest-bearing deposits primarily maintained at the Federal Reserve Bank of Dallas, federal funds sold and unpledged securities available for sale.

The Company’s primary sources of funds are retail, small business, custodial, commercial deposits, loan repayments, maturity of investment securities, other short-term borrowings, and other funds provided by operations. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Company will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

The Company had cash and cash equivalents of $42.2 million, or 6.9% of total assets, as of December 31, 2022. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of December 31, 2022, the Company’s borrowing capacity with the FHLB was $56.0 million, or 9.2% of assets, none of which was utilized. The borrowing capacity with the FRB was $30.0 million, or 4.9% of assets, of which none was utilized or outstanding as of December 31, 2022. In addition, as of December 31, 2022, the Company had approximately $145.0 million of SBA guaranteed loans held for investment that could be sold to investors.

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

The following table presents future contractual obligations to make future payments, excluding interest, for the periods indicated:

	As of December 31, 2022
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
FHLB borrowings	$-	$-	$-	$-	$-
FRB borrowings	-	-	-	-	-
Subordinated notes	-	-	-	12,000	12,000
Time deposits	220,653	31,451	5,203	4,383	261,690
Minimum lease payments	275	1,124	393	-	1,792
Total	$220,928	$32,575	$5,596	$16,383	$275,482

The following table presents contractual financial commitments for the periods indicated, however some of these commitments may expire unused or only partially used, so the total amounts do not necessarily reflect future cash requirements.

	As of December 31, 2022
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$10,934	$322	$783	$31,388	$43,427
Standby letters of credit	161	-	-	-	161

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of December 31, 2022:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	9.20
+100	4.60
-100	(3.51)
-200	(7.03)

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

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tectonic Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Financial, Inc. (the “Company”) as of December 31, 2022, and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Plano, Texas

March 31, 2023

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
(In thousands, except share amounts)
ASSETS
Cash and due from banks	$8,549	$10,203
Interest-bearing deposits	32,562	35,311
Federal funds sold	1,044	478
Total cash and cash equivalents	42,155	45,992
Securities available for sale	20,633	17,156
Securities held to maturity	25,262	19,673
Securities, restricted at cost	3,496	2,432
Securities, not readily marketable	100	100
Loans held for sale	33,902	33,762
Loans, net of allowance for loan losses of $4,513 and $4,152, respectively	445,819	424,595
Bank premises and equipment, net	4,629	4,729
Other real estate	-	1,079
Core deposit intangible, net	569	777
Goodwill	21,440	21,440
Deferred tax assets	636	405
Other assets	13,895	12,871
Total assets	$612,536	$585,011

LIABILITIES
Demand deposits:
Non-interest-bearing	$94,187	$88,876
Interest-bearing	137,148	147,909
Time deposits	261,690	207,384
Total deposits	493,025	444,169
Borrowed funds	-	34,521
Subordinated notes	12,000	12,000
Other liabilities	11,013	9,534
Total liabilities	516,038	500,224

SHAREHOLDERS’ EQUITY

Preferred Stock 9% fixed to floating rate series B non-cumulative, perpetual ($.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at December 31, 2022 and 2021)	17	17
Common stock, $0.01 par value; 10,000,000 shares authorized; 7,094,453 and shares issued and 7,068,884 shares outstanding and at December 31, 2022, and 10,000,000 shares authorized and 7,061,593 shares issued and outstanding at December 31, 2021	71	71
Additional paid-in capital	50,695	50,176
Treasury stock, at cost; 25,569 shares as of December 31, 2022, no shares as of December 31, 2021	(481)	-
Retained earnings	48,564	34,851
Accumulated other comprehensive loss	(2,368)	(328)
Total shareholders’ equity	96,498	84,787
Total liabilities and shareholders’ equity	$612,536	$585,011

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands, except per share data and share amounts)	2022	2021
Interest Income
Loan, including fees	$30,885	$28,379
Securities	1,887	955
Federal funds sold	12	1
Interest-bearing deposits	601	49
Total interest income	33,385	29,384
Interest Expense
Deposits	4,940	2,482
Borrowed funds	964	1,145
Total interest expense	5,904	3,627
Net interest income	27,481	25,757
Provision for loan losses	1,264	2,214
Net interest income after provision for loan losses	26,217	23,543
Non-interest Income
Trust income	6,098	6,252
Gain on sale of loans	-	101
Advisory income	13,549	13,472
Brokerage income	11,754	9,644
Service fees and other income	8,293	6,790
Rental income	346	365
Total non-interest income	40,040	36,624
Non-interest Expense
Salaries and employee benefits	31,093	24,947
Occupancy and equipment	1,707	1,837
Trust expenses	2,243	2,416
Brokerage and advisory direct costs	2,015	2,051
Professional fees	1,480	1,539
Data processing	794	964
Other	5,473	4,576
Total non-interest expense	44,805	38,330
Income before Income Taxes	21,452	21,837
Income tax expense	4,422	4,803
Net Income	17,030	17,034
Preferred stock dividends	1,552	1,552
Net income available to common stockholders	$15,478	$15,482

Earnings per common share:
Basic	$2.19	$2.28
Diluted	2.11	2.21

Weighted average common shares outstanding	7,061,519	6,804,228
Weighted average diluted shares outstanding	7,336,195	7,021,766

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2022	2021
Net Income	$17,030	$17,034
Other Comprehensive Loss:
Change in unrealized loss on investment securities available for sale	(2,582)	(502)
Tax effect	(542)	(106)
Other comprehensive loss	(2,040)	(396)
Comprehensive Income	$14,990	$16,638

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31,

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$17	$66	$39,201	$-	$20,661	$68	$60,013
Issuance of common stock	-	5	10,645	-	-	-	10,650
Dividends paid on common stock	-	-	-	-	(1,292)	-	(1,292)
Dividends paid on Series B preferred stock	-	-	-	-	(1,552)	-	(1,552)
Net income	-	-	-	-	17,034	-	17,034
Other comprehensive loss	-	-	-	-	-	(396)	(396)
Stock based compensation	-	-	330	-	-	-	330
Balance at December 31, 2021	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Issuance of common stock	-	-	97	-	-	-	97
Repurchase of stock	-	-	-	(481)	-	-	(481)
Reduction of note receivable utilized to exercise options	-	-	150	-	-	-	150
Dividends paid on common stock	-	-	-	-	(1,765)	-	(1,765)
Dividends paid on Series B preferred stock	-	-	-	-	(1,552)	-	(1,552)
Net income	-	-	-	-	17,030	-	17,030
Other comprehensive loss	-	-	-	-	-	(2,040)	(2,040)
Stock based compensation	-	-	272	-	-	-	272
Balance at December 31, 2022	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$17,030	$17,034
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,264	2,214
Depreciation and amortization	228	342
Accretion of discount on loans	32	(104)
Core deposit intangible amortization	208	202
Securities premium amortization, net	(14)	117
Origination of loans held for sale	(56,050)	(67,022)
Proceeds from payments and sales of loans held for sale	509	5,449
Gain on sale of loans	-	(101)
Gain on sale of other real estate owned	(33)	-
Stock based compensation	272	330
Deferred income taxes	311	(216)
Net change in:
Servicing assets, net	179	326
Other assets	(1,203)	(1,178)
Other liabilities	1,480	(428)
Net cash used in operating activities	(35,787)	(43,035)
Cash Flows from Investing Activities
Acquisition of business	-	(3,185)
Purchase of securities held to maturity	(7,408)	(16,995)
Purchase of securities available for sale	(381,514)	(403,000)
Principal payments, calls and maturities of securities available for sale	375,417	402,659
Principal payments of securities held to maturity	1,871	3,060
Purchase of securities, restricted	(12,818)	(11,524)
Proceeds from sale of securities, restricted	11,754	11,524
Proceeds from sales of real estate owned	1,112	-
Net change in loans	32,880	47,118
Purchases of premises and equipment	(128)	(178)
Net cash provided by investing activities	21,166	29,479
Cash Flows from Financing Activities
Net change in demand deposits	(5,450)	60,861
Net change in time deposits	54,306	32,759
Proceeds from borrowed funds	387,800	556,793
Repayment of borrowed funds	(422,321)	(634,889)
Reduction for note receivable utilized to exercise options	150	-
Dividends paid on common stock	(1,765)	(1,292)
Dividends paid on Series B preferred shares	(1,552)	(1,552)
Sale of common stock	97	-
Repurchase of common stock	(481)	-
Net cash provided by financing activities	10,784	12,680
Net change in cash and cash equivalents	(3,837)	(876)
Cash and cash equivalents at beginning of period	45,992	46,868
Cash and cash equivalents at end of period	$42,155	$45,992

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$55,401	$42,757
Common stock issued in Integra acquisition (Note 18)	$-	$10,650
Stock options exercised in exchange for note receivable	$150	$400
Transfers from loans to other real estate owned	$-	$1,079
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,875	$3,662
Income taxes	$4,715	$5,427

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

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. Gains and losses are recorded on the trade date and determined using the specific identification method. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary-impairment (“OTTI”) are reflected in earnings as realized losses to the extent the impairment related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost. At December 31, 2022 and 2021, no securities were determined to be other-than-temporarily impaired.

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

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2022 and 2021. The Company elected to reclassify $55.4 million and $42.8 million of the SBA 7(a) loans held for sale to loans held for investment during the year ended December 31, 2022 and 2021, respectively.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had no foreclosed assets at December 31, 2022 reported in other real estate in the Company’s consolidated balance sheets, and $1.1 million in foreclosed assets at December 31, 2021.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 58 to 100 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2022 and 2021, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2022 and 2021 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $475,000 and $370,000 for the years ended December 31, 2022 and 2021, respectively, and are included in other expense on the consolidated statements of income.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity. Comprehensive income for the years ended December 31, 2022 and 2021 is reported in the accompanying consolidated statements of comprehensive income.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Years ended December 31,
(In thousands, except per share data)	2022	2021
Net income available to common shareholders	$15,478	$15,482
Weighted average shares outstanding	7,062	6,804
Effect of dilutive shares	274	218

Weighted average diluted shares outstanding	7,336	7,022

Basic earnings per share	$2.19	$2.28
Diluted earnings per share	$2.11	$2.21

As of December 31, 2022, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of December 31, 2022, 170,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,990	$-	$37	$1,953
U.S government agencies	15,715	-	2,627	13,088
Mortgage-backed securities	5,925	-	333	5,592
Total securities available for sale	$23,630	$-	$2,997	$20,633

Securities held to maturity:
Property assessed clean energy	$1,596	$126	$-	$1,722
Public improvement district/tax increment reinvestment zone	23,666	1,137	43	24,760
Total securities held to maturity	$25,262	$1,263	$43	$26,482
Securities, restricted:
Other	$3,496	$-	$-	$3,496

Securities not readily marketable	$100	$-	$-	$100

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,847	$4	$449	$15,402
Mortgage-backed securities	1,724	30	-	1,754
Total securities available for sale	$17,571	$34	$449	$17,156

Securities held to maturity:
Property assessed clean energy	$2,731	$-	$-	$2,731
Public improvement district/tax increment reinvestment zone	16,942	-	-	16,942
Total securities held to maturity	$19,673	$-	$-	$19,673
Securities, restricted:
Other	$2,432	$-	$-	$2,432

Securities not readily marketable	$100	$-	$-	$100

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

As of December 31, 2022 and 2021, securities available for sale with a fair value of $94,000 and $163,000, respectively, were pledged against trust deposit balances held at the Bank. As of December 31, 2022 and 2021, there were no securities pledged to secure borrowings at the FHLB.

As of December 31, 2022 and 2021, the Bank held FRB stock in the amount of $2.2 million and $1.2 million, respectively. The Bank held FHLB stock in the amount of $1.3 million as of December 31, 2022 and 2021, all of which were classified as restricted securities.

As of December 31, 2022 and 2021, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost less impairment method in the amount of $100,000. No allowance for impairment was recorded as of December 31, 2022 or 2021.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2022:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$1,953	$37	$-	$-	$1,953	$37
U.S. government agencies	94	7	12,994	$2,620	13,088	2,627
Mortgage-backed securities	5,592	333	-	-	5,592	333
Public improvement district/tax increment reinvestment zone	2,272	43	-	-	2,272	43
Total	$9,911	$420	$12,994	$2,620	$22,905	$3,040

The number of investment positions in this unrealized loss position totaled twenty-four as of December 31, 2022. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. Accordingly, as of December 31, 2022, no impairment loss has been realized in the Company’s consolidated statements of income.

In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The unrealized losses noted are primarily interest rate related due to the level of market interest rates as of December 31, 2022, compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by the Government National Mortgage Association and the Federal National Mortgage Association, or are collateralized by securities backed by these agencies. Management believes the fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities at December 31, 2022 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$992	$981	$-	$-
Due after one year through five years	10,995	9,582	2,172	2,129
Due after five years through ten years	2,101	1,789	-	-
Due after ten years	3,617	2,689	23,090	24,353
Mortgage-backed securities	5,925	5,592	-	-
Total	$23,630	$20,633	$25,262	$26,482

Note 3. Loans and Allowance for Loan Losses

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Commercial and industrial	$92,946	$83,348
Consumer installment	1,058	1,099
Real estate – residential	5,566	5,452
Real estate – commercial	63,924	62,966
Real estate – construction and land	3,873	2,585
SBA:
SBA 7(a) guaranteed	149,374	145,983
SBA 7(a) unguaranteed	56,268	52,524
SBA 504	52,668	35,348
USDA	2,235	806
Factored receivables	22,420	38,636
Gross loans	450,332	428,747
Less:
Allowance for loan losses	4,513	4,152
Net loans	$445,819	$424,595

Beginning in the second quarter of 2020 and until funding expired on May 31, 2021, the Company participating in the Paycheck Protection Program (“PPP”) which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic and administered by the SBA. The PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans. Included in SBA 7(a) guaranteed loans, there were no PPP loans outstanding at December 31, 2022, as compared to $34.1 million of PPP loans outstanding at December 31, 2021.

As of December 31, 2022, our loan portfolio included $83.9 million of loans, approximately 18.6% of our total funded loans to the dental industry, as compared to $67.3 million of loans, approximately 15.7% of our total funded loans (17.1% of total funded loans, net of the SBA PPP loans), at December 31, 2021. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

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

The Company had $33.9 million and $33.8 million of non-PPP SBA loans held for sale as of December 31, 2022 and 2021, respectively. There were no loans sold for the year ended December 31, 2022. During 2021, the Company sold one non-PPP SBA loan for $1.1 million, resulting in a gain on sale of loans of $101,000. In connection with the sale, the Company recorded a servicing asset of $19,000. The Company elected to reclassify $55.4 million and $42.8 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment during the years ended December 31, 2022 and 2021.

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

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for PPP loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. Included in the 7(a) loans reflected in this Form 10-K are the PPP loans originated by the Company and outstanding as of December 31, 2022 and 2021.

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

Non-accrual loans, segregated by class of loans, were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Non-accrual loans:
Real estate – commercial	$138	$149
SBA guaranteed	2,221	2,039
SBA unguaranteed	107	-
Total	$2,466	$2,188

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

As of December 31, 2022, there was one loan which was a SBA loan in the amount of $902,000 identified as TDR, of which $812,000 was guaranteed. The loan became a TDR during the three months ended December 31, 2022. The modification was for interest rate reduction. There was no payment default. There were no other TDRs during the year. There were no TDRs during the year ended December 31, 2021.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors, and Interagency Statements issued by the federal banking regulators, in consultation with the FASB, certain short-term loan modifications and additional accommodations made on a good faith basis in response to COVID-19 (as defined by the guidance) to borrowers who were current prior to any relief are not considered TDRs. Additionally, under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complied with the above guidance. As such, the Company's TDR loans noted above do not include loans with modifications to borrowers impacted by COVID-19. As of December 31, 2022, there were no loans on deferment due to the COVID-19 pandemic. As of December 31, 2021, there were two loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $679,000.

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2022						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$181	$-
SBA	2,759	2,126	-	2,126	-	2,287	-
Total	$2,759	$2,126	$-	$2,126	$-	$2,468	$-

December 31, 2021						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$73	$4
SBA	3,658	3,071	-	3,071	-	6,333	21
Total	$3,658	$3,071	$-	$3,071	$-	$6,406	$25

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
December 31, 2022
Commercial and industrial	$395	$-	$395	$92,551	$92,946	$-
Consumer installment	-	-	-	1,058	1,058	-
Real estate – residential	138	-	138	5,428	5,566	-
Real estate – commercial	-	206	206	63,718	63,924	206
Real estate – construction and land	-	-	-	3,873	3,873	-
SBA	-	2,327	2,327	255,983	258,310	-
USDA	-	-	-	2,235	2,235	-
Factored receivables	966	132	1,098	21,322	22,420	132
Total	$1,499	$2,665	$4,164	$446,168	$450,332	$338

December 31, 2021

Commercial and industrial	$4	$-	$4	$83,344	$83,348	$-
Consumer installment	-	-	-	1,099	1,099	-
Real estate – residential	-	-	-	5,452	5,452	-
Real estate – commercial	219	-	219	62,747	62,966	-
Real estate – construction and land	-	-	-	2,585	2,585	-
SBA	1,762	-	1,762	232,093	233,855	-
USDA	-	-	-	806	806	-
Factored receivables	1,743	400	2,143	36,493	38,636	400
Total	$3,728	$400	$4,128	$424,619	$428,747	$400

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

The following table summarizes the Company’s internal ratings of its loans as of the dates indicated:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial and industrial	$92,551	$395	$-	$-	$-	$92,946
Consumer installment	1,058	-	-	-	-	1,058
Real estate – residential	5,428	-	-	138	-	5,566
Real estate – commercial	63,718	-	-	206	-	63,924
Real estate – construction and land	3,873	-	-	-	-	3,873
SBA	231,914	20,665	4,778	953	-	258,310
USDA	2,235	-	-	-	-	2,235
Factored receivables	22,420	-	-	-	-	22,420
Total	$423,197	$21,060	$4,778	$1,297	$-	$450,332

December 31, 2021
Commercial and industrial	$82,105	$1,243	$-	$-	$-	$83,348
Consumer installment	1,099	-	-	-	-	1,099
Real estate – residential	5,242	-	-	210	-	5,452
Real estate – commercial	62,817	-	-	149	-	62,966
Real estate – construction and land	2,585	-	-	-	-	2,585
SBA	213,630	16,265	2,659	1,301	-	233,855
USDA	806	-	-	-	-	806
Factored receivables	38,636	-	-	-	-	38,636
Total	$406,920	$17,508	$2,659	$1,660	$-	$428,747

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for loan losses	454	(1)	3	30	15	202	31	530	1,264
Charge-offs	(337)	-	-	-	-	(43)	-	(617)	(997)
Recoveries	31	-	-	-	-	22	-	41	94
Net charge-offs	(306)	-	-	-	-	(21)	-	(576)	(903)
Ending balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513

December 31, 2021
Beginning Balance	$928	$91	$52	$527	$100	$1,225	$18	$-	$2,941
Provision for loan losses	189	(76)	24	342	(60)	1,031	2	762	2,214
Charge-offs	-	-	-	-	-	(952)	-	(168)	(1,120)
Recoveries	37	-	-	-	-	20	-	60	117
Net recoveries (charge-offs)	37	-	-	-	-	(932)	-	(108)	(1,003)
Ending balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152

The Company’s allowance for loan losses as of December 31, 2022 and 2021 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,302	14	79	899	55	1,505	51	608	4,513
Ending balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,154	15	76	869	40	1,324	20	654	4,152
Ending balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152

The Company’s recorded investment in loans as of December 31, 2022 and 2021 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$2,126	$-	$-	$2,126
Loans collectively evaluated for impairment	92,946	1,058	5,566	63,924	3,873	256,184	2,235	22,420	448,206
Ending balance	$92,946	$1,058	$5,566	$63,924	$3,873	$258,310	$2,235	$22,420	$450,332

December 31, 2021
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$3,071	$-	$-	$3,071
Loans collectively evaluated for impairment	83,348	1,099	5,452	62,966	2,585	230,784	806	38,636	425,676
Ending balance	$83,348	$1,099	$5,452	$62,966	$2,585	$233,855	$806	$38,636	$428,747

Note 4. Premises and Equipment and Leases

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Land	$698	$698
Leasehold improvements	223	195
Building	4,455	4,438
Furniture and equipment	474	1,767
	5,850	7,098
Less: accumulated depreciation	1,221	2,369
Balance at end of period	$4,629	$4,729

Depreciation of premises and equipment totaled $228,000 and $322,000 for the years ended December 31, 2022 and 2021, respectively. During 2022, there were disposals of equipment with fully depreciated cost of $1.4 million.

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2022 and 2028 with initial non-cancellable terms in excess of one year.

Under the lease accounting standards, right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of December 31, 2022 and 2021, right-of-use assets and related lease liabilities totaled $1.6 million and $1.7 million, and $1.4 million and $1.4 million, respectively, and are included in other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. As of December 31, 2022 and 2021, the weighted average remaining lease term was 46 months and 47 months, respectively, and the weighted average discount rate was 3.74% and 3.71%, respectively.

As of December 31, 2022, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2023	$275
2024	526
2025	598
2026	339
2027 and thereafter	54
Total minimum rental payments	1,792
Less: Interest	(127)
Present value of lease liabilities	$1,665

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of December 31, 2022 through 2028 were as follows.

(In thousands)
2023	$270
2024	206
2025	176
2026	147
2027 and thereafter	171
Total minimum rental payments	$970

Note 5. Other Real Estate Owned

A summary of the activity in OREO during the years ended December, 2022 and 2021 is as follows:

	For the years ended December 31,
(In thousands)	2022	2021
Beginning balance	$1,079	$-
Transfers from loan portfolio, at fair value	-	1,079
Sales	1,079	-
Ending balance	$-	$1,079

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

	For the years ended December 31,
(In thousands)	2022	2021
Goodwill	$21,440	$21,440
Core deposit intangible	569	777

The Company recorded goodwill of $10.7 million during the third quarter of 2021 in connection with the acquisition of Integra. Please see Note 18. Integra Acquisition, to these consolidated financial statements for more information.

Core deposit intangible is amortized on a straight-line basis over the estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $208,000 and $202,000 for the years ended December 31, 2022 and 2021, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of December 31, 2022 and 2021 were as follows:

	For the years ended December 31,
(In thousands)	2022	2021
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,139)	(931)
Net carrying amount	$569	$777

The estimated amortization expense of the core deposit intangible for each of the following five years is as follows:

(In thousands)
2023	$210
2024	210
2025	149
Total	$569

The aggregate amount of time deposits that exceeded the $250,000 FDIC insurance limit totaled $53.4 million at December 31, 2022.

Note 7. Deposits

Deposits were as follows:

(In thousands, except percentages)	December 31, 2022		December 31, 2021
Non-interest bearing demand	$94,187	19%	$88,876	20%
Interest-bearing demand (NOW)	6,216	1	6,459	1
Money market accounts	122,880	25	133,536	30
Savings accounts	8,052	2	7,914	2
Time deposits	261,690	53	207,384	47
Total	$493,025	100%	$444,169	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of December 31, 2022 and 2021 was insignificant.

As of December 31, 2022 the scheduled maturities of time deposits were as follows:

(In thousands)
2023	$220,653
2024	31,451
2025	5,203
2026	2,024
2027	2,359
Total	$261,690

Note 8. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $56.0 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2022 and December 31, 2021.

The Company also has a credit line with the FRB with borrowing capacity of $30.0 million, which is secured by commercial loans. The Company had no borrowings from the FRB at December 31, 2022 and December 31, 2021 under this credit line. As part of the CARES Act, the FRB offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The Bank repaid its PPPLF borrowings from the FRB during 2022 and had no borrowings under the PPPLF as of December 31, 2022. As of December 31, 2021, borrowings under the PPPLF was $34.5 million.

As of December 31, 2022 and 2021, the Company had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually up to July 17, 2023, after which it converts to three month LIBOR plus 5.125%, with interest payable quarterly and maturing on March 31, 2028, at which all principal is due. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

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

The amount of employer contributions charged to expense under the two plans was $575,000 and $503,000 for the years ended December 31, 2022 and 2021, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of December 31, 2022 and 2021.

Note 10. Income Taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2022	2021
Current:
Federal income tax	$3,986	$4,860
State income tax	125	159
Total current	4,111	5,019
Deferred federal	311	(216)
Income tax expense	$4,422	$4,803

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2022 and 2021:

	2022	2021
U.S. statutory rate	21.0%	21.0%
Non-deductible stock compensation and various other	(0.4)	1.0
Effective tax rate	20.6%	22.0%

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

(In thousands)	2022	2021
Income tax expense computed at the statutory rate	$4,479	$4,552
State income tax	125	159
Other	(182)	92
Income tax expense, as reported	$4,422	$4,803

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$793	$872
Non-accrual loan interest	84	232
Servicing asset valuation allowance	16	13
Accrued liabilities	231	193
Stock compensation	74	102
Paycheck protection program deferred loan fees	-	37
Lease liabilities under operating leases	30	-
Available for sale securities discount accretion	1	5
Net unrealized loss on securities available for sale	629	87
Total deferred tax assets	1,858	1,541
Deferred tax liabilities:
Net deferred loan costs	(592)	(471)
Depreciation and amortization	(248)	(233)
Held-to-maturity securities premium	(42)	(45)
Loan discount	(87)	(125)
Adjustment for FHLB stock	(2)	-
Intangible assets	(251)	(262)
Total deferred tax liabilities	(1,222)	(1,136)
Net deferred tax asset	$636	$405

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2022 and 2021, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Amended and Restated Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”). The Plan is administered by the Compensation Committee of the Board and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At December 31, 2022, the Company had 340,000 shares of common stock remaining available for future grants.

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

During the year ended December 31, 2022, options on 22,500 shares of the Company’s common stock were exercised at $4.30 per share for a total exercise price of $96,750. There were no stock options granted or forfeited during the year ended December 31, 2022 or 2021.

The number of option shares outstanding was 167,500 and 190,000 as of December 31, 2022 and 2021, respectively, and the weighted average exercise price was $5.51 and $5.37, respectively. The weighted average contractual life of the stock awards as of December 31, 2022 and 2021 was 4.37 years and 5.62 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of December 31, 2022 and 2021 was $1.98. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger, under which Tectonic Holdings, LLC merged with and into Tectonic Financial, Inc., had occurred upon the date at which the entities came under common control.

As of December 31, 2022, all 167,500 stock options outstanding were vested, and unrecognized compensation cost totaled $81,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the options issued and restricted stock issued under the plan of $78,000 and $48,000 for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, 170,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. During the year ended December 31, 2022, 10,000 awarded shares became vested and were issued, and 30,000 restricted stock awards were forfeited with a grant date fair value of $4.81 per share. The weighted average contractual life as of December 31, 2022 and 2021 was 1.54 years and 2.46 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. There was a $78,000 reversal in compensation expense for the year ended December 31, 2022, which was related to the forfeiture of 30,000 unvested restricted stock awards. For the years ended December 31, 2022 and 2021, the Company recorded $193,000 and $211,000, respectively, related to the restricted stock awards. As of December 31, 2022, there was $319,000 of unrecognized compensation cost related to the restricted stock awards.

As of December 31, 2022 and 2021, 170,000 restricted shares awarded were outstanding and the weighted average contractual life was 1.54 and 2.46 years, respectively. The weighted average grant date fair value of the awards as of December 31, 2022 was $4.81.

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

The following table summarizes loan commitments:

(In thousands)	December 31, 2022	December 31, 2021
Undisbursed loan commitments	$43,427	$33,704
Standby letters of credit	161	282
	$43,588	$33,986

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of December 31, 2022 and 2021.

Employment Agreements

The Company is party to amended and restated employment agreements with Patrick Howard, President and Chief Operating Officer of the Company, and Ken Bramlage, Executive Vice President and Chief Financial Officer of the Company. In addition, the Company entered into an employment agreement with A. Haag Sherman, Chief Executive Officer of the Company, in connection with the Company’s merger with Tectonic Holdings and its initial public offering. Messrs. Sherman and Howard’s employment agreements have a four year term and are in their last year, and Mr. Bramlage’s employment agreement had a three year term and now is year to year.

Note 13. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 29.5% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $291,000 and $919,000 during the years ended December 31, 2022 and 2021, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $21,000 and $76,000 in fees receivable related to these services at December 31, 2022 and 2021, respectively, which are included in other assets on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $193,000 and $225,000 payable to Cain Watters related to this agreement at December 31, 2022 and 2021, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

Certain officers, directors and their affiliated companies had depository accounts with the Bank as of December 31, 2022 and 2021, totaling approximately $8.3 million and $9.2 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. As of December 31, 2022, there were no loans outstanding to directors of the Bank or their affiliated companies.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the Basel III capital ratios. As of December 31, 2022, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III Rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$81,317	20.21%	$42,243	10.50%	$40,232	10.00%
T Bank, N.A.	81,279	20.42	41,786	10.50	39,796	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,805	19.09	34,197	8.50	32,185	8.00
T Bank, N.A.	76,767	19.29	33,826	8.50	31,837	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	59,555	14.80	28,162	7.00	26,150	6.50
T Bank, N.A.	76,767	19.29	27,857	7.00	25,867	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	76,805	13.27	23,153	4.00	28,941	5.00
T Bank, N.A.	76,767	13.47	22,795	4.00	28,494	5.00

As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$66,946	18.55%	$37,894	10.50%	$36,089	10.00%
T Bank, N.A.	67,454	18.87	37,542	10.50	35,754	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	62,794	17.40	30,676	8.50	28,871	8.00
T Bank, N.A.	63,302	17.70	30,391	8.50	28,604	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	45,544	12.62	25,263	7.00	23,458	6.50
T Bank, N.A.	63,302	17.70	25,028	7.00	23,240	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	62,794	11.82	21,245	4.00	26,557	5.00
T Bank, N.A.	63,302	12.06	21,002	4.00	26,252	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of December 31, 2022, approximately $13.1 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the years ended December 31, 2022 and 2021:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2022
Income Statement
Total interest income	$33,385	$-	$-	$33,385
Total interest expense	4,993	-	911	5,904
Provision for loan losses	1,264	-	-	1,264
Net interest income (loss) after provision for loan losses	27,128	-	(911)	26,217
Non-interest income	1,238	38,788	14	40,040
Depreciation and amortization expense	382	55	-	437
All other non-interest expense	14,878	27,569	1,921	44,368
Income (loss) before income tax	$13,106	$11,164	$(2,818)	$21,452

Goodwill and other intangibles	$19,659	$2,350	$-	$22,009
Total assets	$599,305	$12,316	$915	$612,536

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2021
Income Statement
Total interest income	$29,384	$-	$-	$29,384
Total interest expense	2,736	-	891	3,627
Provision for loan losses	2,214	-	-	2,214
Net interest income (loss) after provision for loan losses	24,434	-	(891)	23,543
Non-interest income	991	35,428	205	36,624
Depreciation and amortization expense	379	144	-	523
All other non-interest expense	11,441	24,737	1,629	37,807
Income (loss) before income tax	$13,605	$10,547	$(2,315)	$21,837

Goodwill and other intangibles	$19,867	$2,350	$-	$22,217
Total assets	$573,726	$10,833	$452	$585,011

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2022
Securities available for sale:
U.S. Treasuries	$-	$1,953	$-	$1,953
U.S. government agencies	-	13,088	-	13,088
Mortgage-backed securities	-	5,592	-	5,592
As of December 31, 2021
Securities available for sale:
U.S. government agencies	$-	$15,402	$-	$15,402
Mortgage-backed securities	-	1,754	-	1,754

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the year ended December 31, 2022, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of December 31, 2022 and 2021, there were no impaired loans that were reduced by specific valuation allowances.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the years ended December 31, 2022 and 2021, there were no discounts for collateral-dependent impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of December 31, 2022, there were no foreclosed assets. As of December 31, 2021, foreclosed assets totaled $1.1 million consisting of two loans that were foreclosed during 2021 and were recorded at fair value. There were no foreclosed assets re-measured during the years ended December 31, 2022 and 2021.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the year ended December 31, 2022, there were no loans sold. During the year ended December 31, 2021, the Company added a servicing asset of $19,000 in connection with the sale of $1.1 million in loans. For the years ended December 31, 2022 and 2021, the Company amortized $168,000 and $326,000, respectively, using the amortization method for the treatment of servicing loans. The Company recorded an allowance provision of $10,000 for the year ended December 31, 2022. There was no provision for the year ended December 31, 2021.

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

Securities held to maturity. The securities in this category are Property Assessed Clean Energy and Public Improvement District/Tax Increment Reinvestment Zone investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The fair value of these investments are estimated using observable market inputs in a discounted cash flow analysis.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$42,155	$42,155
Level 2 inputs:
Securities available for sale	20,633	20,633
Securities, restricted	3,496	3,496
Loans held for sale	33,902	36,470
Accrued interest receivable	3,102	3,102
Level 3 inputs:
Securities held to maturity	25,262	26,482
Securities not readily marketable	100	100
Loans, net	445,819	438,956
Servicing asset	324	324
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	94,187	94,187
Level 2 inputs:
Interest bearing deposits	398,838	389,806
Borrowed funds	12,000	12,000
Accrued interest payable	592	592

	December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$45,992	$45,992
Level 2 inputs:
Securities available for sale	17,156	17,156
Securities, restricted	2,432	2,432
Loans held for sale	33,762	37,549
Accrued interest receivable	2,268	2,268
Level 3 inputs:
Securities held to maturity	19,673	19,673
Securities not readily marketable	100	100
Loans, net	424,595	430,810
Servicing asset	503	503
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	88,876	88,876
Level 2 inputs:
Interest bearing deposits	355,293	359,606
Borrowed funds	46,521	46,521
Accrued interest payable	561	561

Note 17. Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 became effective for most public companies on January 1, 2020, subject to a company’s election to defer implementation due to the COVID-19 pandemic. On July 17, 2019, the FASB proposed to delay the implementation of the current expected credit loss standard (“CECL”) for certain companies including smaller reporting companies (“SRCs”) as defined by the SEC. The Company falls within the definition of an SRC under applicable rules promulgated by the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. We currently expect the adoption of ASU 2016-13 will result in a combined 30% to 40% increase in our allowance for loan losses and our reserves for unfunded commitments and a cumulative-effect adjustment to reduce retained earnings by 1% to 2%. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2023 could differ from our current expectation. The expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

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

Supplemental Pro Forma Information (unaudited)

The following table presents financial information regarding the former Integra operations included in the Company’s consolidated Statements of Income for the year ended December 31, 2022. In addition, the table presents unaudited condensed pro forma financial information assuming that the Integra acquisition was completed as of January 1, 2021. Integra was a subchapter S corporation and as such, income tax on its earnings was paid by its shareholders. The results shown below for the period prior to the acquisition include an estimate for income tax at the Company’s statutory rate.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been obtained had the acquisition occurred on January 1, 2021, nor is it indicative of future results.

(In thousands)	Pro Forma Combined for the Year Ended December 31, 2021
Net interest income	$25,916
Noninterest income	36,872
Noninterest expense	39,707
Net income after income taxes	18,017

Note 19. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$2,664	$3,464
Securities, not readily marketable	100	100
Investment in subsidiaries	93,788	81,907
Other assets	669	268
Total assets	$97,221	$85,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$473	$552
Shareholders’ equity	96,748	85,187
Total liabilities and shareholders’ equity	$97,221	$85,739

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2022	2021
Income from subsidiaries	$18,211	$18,158
Other income	592	736
Total income	18,803	18,894
Non-interest expense:
Salaries and employee benefits	1,194	946
Occupancy and equipment	5	-
Professional and administrative	283	297
Data processing	1	-
Other	759	826
Total non-interest expense	2,242	2,069
Income before income taxes	16,561	16,825
Income tax benefit	(469)	(209)
Net Income	$17,030	$17,034

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2022	2021
Net Income	$17,030	$17,034
Other comprehensive loss:
Change in unrealized loss on investment securities available for sale	(2,582)	(502)
Tax effect	(542)	(106)
Other comprehensive loss	(2,040)	(396)
Comprehensive income	$14,990	$16,638

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$17,030	$17,034
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(18,211)	(18,158)
Stock based compensation	192	330
Net change in other assets	(401)	1,907
Net change in other liabilities	(79)	422
Net cash (used in) provided by operating activities	(1,469)	1,535

Cash Flows from Investing Activities
Contributions to subsidiaries	(200)	(9,310)
Distributions from subsidiaries	4,570	13,461
Net cash provided by investing activities	4,370	4,151

Cash Flows from Financing Activities
Proceeds from issuance of common shares	97	400
Dividends paid on Series B Preferred Shares	(1,552)	(1,552)
Dividends on common shares	(1,765)	(1,291)
Repurchase of common stock	(481)	-
Net cash used in financing activities	(3,701)	(2,443)
Net change in cash and cash equivalents	(800)	3,243
Cash and cash equivalents at beginning of period	3,464	221
Cash and cash equivalents at end of period	$2,664	$3,464

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$4,715	$5,427

Note 20.    Subsequent Events

On March 12, 2023, in response to liquidity concerns in the United States banking system, the Federal Reserve and U.S. Department of Treasury, along with banking regulators, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions, to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through at least March 11, 2024. Through the date the financial statements were available to be issued, the Company was in the process of pledging eligible securities to the BTFP for future liquidity funding, if needed.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Whitley Penn LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 726) an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 included in this Annual Report on Form 10‑K. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to the Company’s status as a Smaller Reporting Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

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

Directors and Executive Officers

Directors. The following table sets forth certain information regarding our directors, including their ages and the years that they began serving as directors of the Company:

Name	Position with the Company	Age at March 1, 2023	Director Since
George L. Ball	Executive Co-Chairman	84	Nov 2018
Barb Bomersbach	Director	48	Mar 2019
Darrell W. Cain	Co-Chairman	66	Nov 2018
Steven B. “Brad” Clapp	Director	50	May 2017
Patrick Howard	Director; President & Chief Operating Officer	61	May 2017
Eric Langford	Director	63	May 2017
Thomas McDougal	Director	83	May 2017
Thomas R. Sanders	Director	48	May 2017
A. Haag Sherman	Director; Chief Executive Officer	57	Oct 2016
Daniel C. Wicker	Director	52	May 2017

Executive Officers. The following table sets forth certain information regarding our executive officers, including their positions and length of service with the Company.

Name	Position with the Company	Age at March 1, 2023	Director Since
George L. Ball	Executive Co-Chairman	84	Nov 2018
Ken Bramlage	Executive Vice President & Chief Financial Officer	62	—
Patrick Howard	President & Chief Operating Officer	61	May 2017
A. Haag Sherman	Chief Executive Officer	57	Oct 2016

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

Barb Bomersbach.   Ms. Bomersbach has served as a director of the Company since March 2019. Ms. Bomersbach currently serves as a financial advisor to Tristate Midstream, a natural gas gathering company where she served as Chief Financial Officer from 2010 to 2021 Prior to that, Ms. Bomersbach was the Chief Financial Officer of Wynn Crosby, an upstream oil and gas company, in 2009. Ms. Bomersbach is a Certified Public Accountant and Chartered Financial Analyst, and graduated summa cum laude from Texas A&M University with a BBA and MS in Accounting. We believe Ms. Bomersbach brings to the Board of Directors experience in financial and accounting matters, internal controls and compliance (from an accounting standpoint) and is our audit committee financial expert.

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

Steven B. “Brad” Clapp. Mr. Clapp has served as a director of the Company, T Bancshares and the Bank since May 2017 and served as a board member of Tectonic Holdings from 2015 until its merger with the Company in May 2019. Mr. Clapp is a partner of Cain Watters and currently serves as the Partner in Charge of Information Technology, in addition to his duties of managing the financial plans of approximately 60-70 families. He has served the clients of the firm in various planning roles including the development of financial plans, tax planning and practice valuations. He joined Cain Watters in 1998 and became a partner in 2008. Mr. Clapp started his career at the international accounting firm KPMG in 1996. Mr. Clapp is a graduate of The University of Arkansas and The University of Denver. We believe Mr. Clapp brings to the board of directors strong investment, accounting and financial skills important to the oversight of our financial reporting and operational risk management.

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

Eric Langford. Mr. Langford is a founding director of T Bancshares and the Bank since February 2003 and a director of the Company since May 2017. He has been active in the real estate industry for almost 40 years as an investor and developer. Since 1995, he has managed Langford Property Company. He previously served as Senior Vice President for two leading national real estate firms, Opus West Corporation from 2003 to 2006 and Koll Development Company from 1993 to 2000. A 60-year resident of Dallas, Mr. Langford was the founding President of North Texas Commercial Association of Realtors, which awarded him with the Stemmons Service Award, the highest honor in the Dallas real estate industry. Mr. Langford is a magna cum laude graduate from Texas A&M University. We believe that Mr. Langford’s expansive business experience in the real estate industry provides leadership and management experience that is beneficial to the board of directors.

Thomas McDougal, DDS. Dr. McDougal has been a director of T Bancshares and the Bank since February 2003 and a director of the Company since May 2017. He served as Captain in the United States Air Force for two years. Dr. McDougal is a practicing dentist, having been in private practice since 1970. In 1970, Dr. McDougal founded his dental practice in Richardson, Texas which today is McDougal and Richards Dentistry. He received a Bachelor of Science degree from Oklahoma State University and his Doctor of Dental Surgery degree from Baylor University. He serves on the board of directors of several national dental associations, and served as President of the Dallas County Dental Society and the American Academy of Dental Practice. He has been an adjunct professor at Baylor College of Dentistry since 2008 and has been on the teaching faculty at the Center for Aesthetic and Restorative Dentistry since 2005. We believe Dr. McDougal’s experience as a practicing dentist and leadership roles in the dental community provide particular benefit in overseeing our dental lending program and trust line of business as well as his corporate governance experience.

Thomas R. Sanders. Mr. Sanders has served as a director of the Company, T Bancshares and the Bank since May 2017 and was a director of Tectonic Holdings from 2015 until the Tectonic Merger. Mr. Sanders has been a partner of Cain Watters since 2008 after joining the firm in 2002. He currently serves as Partner in Charge of Tax Services, overseeing a department with over 70 employees that is responsible for filing over 4,200 federal tax returns plus state returns, extensions and personal property tax returns for clients. Mr. Sanders also manages the financial planning relationship for more than 70 of the firm’s clients representing assets under management in excess of $250 million. Mr. Sanders started his career at Deloitte where he spent four years in their tax department including several international assignments. Mr. Sanders graduated from Baylor University in 1998 with a Bachelor of Business Administration and a Masters of Science in Taxation. We believe that Mr. Sanders’ tax expertise enhances the skill set of our board of directors.

A. Haag Sherman. In connection with the Tectonic Merger, Mr. Sherman was appointed as a director and the Chief Executive Officer of the Company. Prior to such appointment, Mr. Sherman served as Chairman of the Company from November 2017 until the Tectonic Merger, and as Chairman of T Bancshares and the Bank since May 2017. Mr. Sherman was also the Chief Executive Officer and a director of Tectonic Holdings from 2015 until May 2019. Prior to joining the Company, Mr. Sherman co-founded Salient Partners, LP (a Houston-based investment firm) in 2002 and served in various executive positions, including Chief Executive Officer and Chief Investment Officer, through October 2011. In addition, he previously served as an executive officer and partner of The Redstone Companies from 1998 to 2002 where he, among other things, managed a private equity portfolio (where he was responsible for two finance companies). Mr. Sherman has served as a director of Hilltop Holdings, Inc. since its acquisition of PlainsCapital Corporation in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. Mr. Sherman has served as a member of the board of directors of CBIZ, Inc. since August 2020. He currently serves on private company boards and as Executive Chairman of the board of trustees of Episcopal High School in Bellaire, Texas. Mr. Sherman graduated cum laude from Baylor University in 1988 with a Bachelors of Business Administration with majors in Accounting and Economics and received a Juris Doctorate, with honors, from the University of Texas School of Law in 1992. Mr. Sherman previously served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin, Gump, Strauss, Hauer & Feld, LLP from 1992 to 1996 and was an auditor at Price Waterhouse, a public accounting firm, from 1988 to 1989. Mr. Sherman is an attorney and certified public accountant. We believe that Mr. Sherman’s leadership, board expertise, legal background and experience in financial services, including banking, trust and finance companies, qualify him to serve on our board of directors.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The full text of our Code of Business Conduct and Ethics is posted to the Company’s website which is located at https://www.t.financial/investors#corporategovernance. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2022, our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that Darrell Cain inadvertently failed to timely report the repurchase by the Company of the Series A preferred stock held by DCFH, Ltd. on July 12, 2019 and the purchase of 1,000 shares of Series B preferred stock on May 11, 2022, for which a Form 4 was not filed until May 17, 2022.  The failure to file was inadvertent and has been reported.

Item 11.	Executive Compensation.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
A. Haag Sherman Chief Executive Officer	2022 2021	360,000 300,000	375,000 250,000	— —	— —	— —	11,222 10,601	746,222 560,601
Patrick Howard President and Chief Operating Officer	2022 2021	328,333 285,000	175,000 142,500	— —	— —	— —	14,273 13,861	517,606 441,361
Ken Bramlage Chief Financial Officer	2022 2021	178,833 166,500	92,500 83,250	— —	— —	— —	9,965 9,474	281,298 259,224

(1)	The amounts shown in this column are composed of the following items:

Name	Year	Company 401(k) Match	Life Insurance Premiums	Total “All Other Compensation”
Haag Sherman	2022 2021	$10,500 10,063	$722 538	$11,222 10,601
Patrick Howard	2022 2021	$10,675 10,150	$3,598 3,711	$14,273 13,861
Ken Bramlage	2022 2021	$9,173 8,741	$792 733	$9,965 9,474

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

We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee will review the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites will be awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2022 and 2021 included $2,839 for each year paid by the Company on behalf of Mr. Howard toward a $3,000,000 key man life insurance policy for Mr. Howard. In accordance with his employment agreement, 50% of the death benefit of this policy is payable to Mr. Howard’s named beneficiaries.

Employment Agreements

We have entered into an employment agreement with Mr. Sherman and amended and restated the employment agreements with Messrs. Howard and Bramlage. The following is a summary of the material terms of each such agreement.

Haag Sherman. Mr. Sherman’s employment agreement has an initial term of four years and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Sherman’s employment agreement, he is entitled to an annual base salary that is currently $360,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

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

Patrick Howard. As amended and restated, the employment agreement is for a term expiring on May 14, 2023 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Howard’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $350,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

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

Ken Bramlage. As amended and restated, the employment agreement is for a term expiring on May 14, 2020 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Bramlage’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $185,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

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

Authorized Shares; Limits on Awards.   The maximum number of common shares that may be issued or transferred pursuant to awards under the Amended and Restated Equity Plan equals 750,000 shares, all of which may be subject to incentive stock option treatment. The Current Plan reserves 750,000 shares of our common stock, of which 230,000 stock options and 210,000 restricted stock grants have been awarded, however 30,000 were forfeited and thus returned to the reserve under the Amended and Restated Equity Plan, leaving 340,000 remaining available for issuance.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth our outstanding equity awards as of December 31, 2022:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
A. Haag Sherman	—		—	$—		—	—		—

Patrick Howard	50,000	(1)(2)	—	$5.70	(2)	05/15/2027	60,000	(5)	$1,015,200
	50,000	(1)(3)	—	5.70	(3)	05/15/2027	—		—

Ken Bramlage	10,000	(4)	—	$4.30	(4)	05/15/2027	25,000	(6)	$423,000

(1)	25,000 stock options vested on May 15, 2020, and 25,000 stock options vested May 15, 2021.
(2)

Represents 3-Year Tectonic Holding Options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70 and 3- Year Tectonic Financial Options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70.

(3)

Represents 3-Year Tectonic Holding Options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70 and 3-Year Tectonic Financial Options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.70.

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

Director Compensation

The following table shows compensation paid to members of our board of directors and the board of directors of T Bancshares and the Bank during 2022. The Company’s non-employee directors received a fee of $3,750 per meeting paid in cash. For the joint board meetings held by T Bancshares and the Bank, non-employee directors received a fee of $1,000 per meeting paid in cash, as well as the following committee meeting fees: $250 per audit committee meeting, $250 per ALCO committee meeting, $250 per technology committee meeting, $250 per trust committee meeting, $125 per loan committee meeting, $125 per executive committee meeting and $125 per compensation committee meeting, all paid in cash.

	Fees Earned or Paid in Cash		Stock/Option Awards(1)	Total
George L. Ball	$—		$—	$—
Barb Bomersbach	15,000			15,000
Darrell W. Cain	—		—	—
Steven B. Clapp	11,750	(2)		11,750
Patrick Howard	—		—	—
Eric Langford	29,125	(3)	—	29,125	(3)
Thomas McDougal	27,500	(4)	—	27,500	(4)
Thomas R. Sanders	14,000	(5)	—	14,000	(5)
A. Haag Sherman	—		—	—
Daniel C. Wicker	14,375	(6)	—	14,375	(6)

(1)	No stock/option awards were made to the directors during 2022.
(2)	Represents fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(3)	Includes $14,125 in fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(4)	Includes $12,500 in fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(5)	Represents fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.
(6)	Represents fees paid in cash for serving on the boards of directors of T Bancshares and the Bank.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding the beneficial ownership of our capital stock as of March 29, 2023 for:

●	each of our directors;
●	each of our named executive officers;
●	all of our directors and executive officers as a group; and
●	each shareholder who beneficially owns more than 5% of our common stock.

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

The percentage of beneficial ownership is based on (x) 7,178,884 shares of our common stock outstanding as of March 29, 2023, which includes options covering an aggregate of 110,000 shares held by Messrs. Howard and Bramlage, which are vested; and (y) 1,725,000 shares of Series B preferred stock outstanding as of March 29, 2023.

Except as indicated below, the address for each shareholder listed in the table below is: 16200 Dallas Parkway, Suite 190, Dallas, Texas 75248.

	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage	Number	Percentage
Directors and Named Executive Officers
George L. Ball	208,457		2.90%	500	*
Barb Bomersbach	-		*	2,500	*
Darrell W. Cain(1)	215,100		3.00%	2,000	-
Steven B. “Brad” Clapp(1),(2)	215,100		3.00%	-	-
Patrick Howard	100,250	(3),(4)	1.40%	7,500	*
Eric Langford	250	(4)	*	-	-
Thomas McDougal	250	(4)	*	29,967	1.74%
Thomas R. Sanders	215,100		3.00%	-	-
A. Haag Sherman(5)	2,121,000		29.54%	5,000	*
Daniel C. Wicker	215,100		3.00%	5,000	*
Ken Bramlage	10,000	(6)	*	-	-
Directors and Executive Officers as a Group (11 Persons)	3,300,607		45.98%	52,467	3.04%

*	Represents beneficial ownership of less than 1%.
(1)	All shares of our common stock are pledged to a third party bank under the terms of a loan agreement, which loan is current.
(2)	Includes 5,000 shares held in an IRA for the benefit of Mr. Clapp’s spouse.
(3)	Includes options covering 100,000 shares of our common stock, 50,000 of which vested on May 15, 2020 and 50,000 of which vested on May 15, 2021.
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

(6)	Includes options covering 10,000 shares of our common stock, which vested on May 15, 2021.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2022, and each proposed transaction in which:

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

Cain Watters Services Agreement. Darrell W. Cain, the founder of Cain Watters, was a co-founder of T Bancshares, the predecessor, and served on the board of directors of T Bancshares when it was founded in 2003. At his request, the Bank established the trust department to serve clients of Cain Watters, which was accomplished in 2006. Since that time, the Bank has served as a fiduciary and custodian on behalf of clients referred by Cain Watters and, given the importance of this strategic relationship for both parties, partners of Cain Watters currently occupy four board seats of the Company and own approximately 31.20% of the issued and outstanding common stock of the Company. Notwithstanding the foregoing, the Company and Cain Watters have sought to have their relationship, as it relates to the trust services provided by the Bank, to be defined by an agreement. The Cain Watters – T Bank Agreement (the “Cain Watters Services Agreement”) was entered into as of August 23, 2012 by and between the Bank and Cain Watters. Under this agreement, each party agrees to preserve one another’s business relationships with their respective clients, including mutual clients, and agrees not to solicit or otherwise encourage clients to change service providers with respect to the services provided to such clients by one another. This provision includes Cain Watters’ best efforts to preserve the Bank’s business relationships with clients of Cain Watters with respect to the Bank CIFs. This agreement provided for automatic one-year renewals, and was amended effective January 31, 2023 such that the termination clause coincides with the Support Services Agreement (see below). The Cain Watters Service Agreement can be terminated earlier, among other events, upon the termination of the Tectonic Advisors Agreement, which can be terminated upon (among other things) a change of control of the Bank. No fee is payable under this agreement.

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

Support Services Agreement. The Support Services Agreement, dated February 5, 2015 (the “Support Services Agreement”), was entered into by and between Tectonic Advisors and Cain Watters. Pursuant to the Support Services Agreement, Tectonic Advisors provides certain financial advisory and research services to CWA, including: asset management services, investment management oversight and management and trading of model portfolios and shall be paid a fee from revenues (“CWA Revenues”) generated from all CWA assets under management (“CWA Asset Base”). The CWA Revenue split shall be as follows: (i) Tectonic Advisors shall be entitled to receive an asset based fee of 35 basis points on the CWA Asset Base and (ii) CWA shall be entitled to receive the remainder; provided, however, that 25 basis points on the CWA Asset Base above $2.5 billion shall be taken ratably from Tectonic Advisors and CWA and shall be allocated to CWA, consistent with past practices. During the year ended December 31, 2022, Tectonic Advisors earned $291,000 under the Support Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of operations. Tectonic Advisors had $21,000 in fees receivable related to these services at December 31, 2022.

Fee Allocation Agreement. In January 2006, Tectonic Advisors entered into an agreement with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $225,000 payable to Cain Watters related to this agreement at December 31, 2021, which is included in the accounts payable, related parties line items in the consolidated balance sheet. This agreement was amended effective January 31, 2023 such that the termination clause coincides with the Support Services Agreement (see below).

Other Related Transactions. Other miscellaneous related party transactions resulted in other amounts due from related parties of less than $1,000, included within accounts receivable, related parties on the consolidated balance sheet as of December 31, 2022.

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

Item 14.	Principal Accountant Fees and Services.

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

Fees Billed by Independent Registered Public Accounting Firm

The Audit Committee has reviewed the following audit and non-audit fees billed to the Company by Whitley Penn LLP for 2022 and 2021 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence, and concluded that such fees did not impair Whitley Penn LLP’s independence. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by Whitley Penn LLP before the services are performed, including all of the services described under “Audit Fees” and “Tax Fees” and “All Other Fees” below. The Audit Committee has pre-approved all of the services provided by Whitley Penn LLP in accordance with the policies and procedures described in the section titled “—Audit Committee Pre-Approval.”

	For the Year Ended December 31,
	2022	2021
Audit Fees(1)	$223,647	$171,234
Tax Fees(2)	55,020	50,800
All Other Fees(3)	23,400	21,000
Total Fees	$302,067	$243,034

(1)

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10‑K and a review of financial statements included in our Quarterly Reports on Form 10‑Q.

(2)	Tax compliance fees consisted of tax return filing fees and miscellaneous state and federal income tax related issues. Tax consulting services include routine tax advice and consultation.
(3)	Other fees are those associated with services not captured in the other categories, such as operational reviews.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

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

10.7.1	First Amendment to the Fee Allocation Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023
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

10.8.2	First Amendment to the Due Diligence Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), effective January 31, 2023
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

10.10.1	Second Amendment to the Agreement by and between T Bank, N.A. and Cain Watters & Associates, P.L.L.C., effective January 31, 2023
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

10.20.1	First Amendment to the Support Services Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023
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

10.22.1	Third Amendment to the Amended and Restated Investment Advisory Agreement by and between T Bank, N.A. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023
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

Tectonic Financial, Inc.

Dated:	March 31, 2023	By:	/s/ A. Haag Sherman
A. Haag Sherman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ A. Haag Sherman	Director, Chairman, Chief Executive Officer and	March 31, 2023
A. Haag Sherman	Principal Executive Officer

/s/ Ken Bramlage	Executive Vice President, Chief Financial Officer and	March 31, 2023
Ken Bramlage	Principal Accounting Officer

/s/ Patrick Howard	Director and President	March 31, 2023
Patrick Howard

/s/ George L. Ball	Director	March 31, 2023
George L. Ball

/s/ Barb Bomersbach	Director	March 31, 2023
Barb Bomersbach

/s/ Darrell Cain	Director	March 31, 2023
Darrell Cain

/s/ Steven B. Clapp	Director	March 31, 2023
Steven B. Clapp

/s/ Eric Langford	Director	March 31, 2023
Eric Langford

/s/ Thomas McDougal	Director	March 31, 2023
Thomas McDougal, DDS

/s/ Thomas Sanders	Director	March 31, 2023
Thomas Sanders

/s/ Daniel C. Wicker	Director	March 31, 2023
Daniel C. Wicker