Form 10-Q
period 2023-03-31
Tectonic Financial, Inc.
filed 2023-05-15
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2023 was 7,068,884 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,294	$8,549
Interest-bearing deposits	69,304	32,562
Federal funds sold	609	1,044
Total cash and cash equivalents	76,207	42,155
Securities available for sale	20,097	20,633
Securities held to maturity	25,133	25,262
Securities, restricted at cost	4,109	3,496
Securities, not readily marketable	100	100
Loans held for sale	13,503	33,902
Loans, net of allowance for credit losses of $5,873 and $4,513, respectively	449,313	445,819
Bank premises and equipment, net	4,779	4,629
Core deposit intangible, net	517	569
Goodwill	21,440	21,440
Deferred tax asset	1,302	636
Other assets	14,995	13,895
Total assets	$631,495	$612,536

LIABILITIES
Demand deposits:
Non-interest-bearing	$106,434	$94,187
Interest-bearing	125,424	137,148
Time deposits	276,582	261,690
Total deposits	508,440	493,025
Subordinated notes	12,000	12,000
Other liabilities	11,496	11,013
Total liabilities	531,936	516,038
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,094,453 shares issued and 7,068,884 shares outstanding at March 31, 2023 and December 31, 2022	71	71
Additional paid-in capital	50,820	50,695
Treasury stock, at cost; 25,569 shares as of March 31, 2023 and December 31, 2022	(481)	(481)
Retained earnings	51,162	48,564
Accumulated other comprehensive loss	(2,030)	(2,368)
Total shareholders’ equity	99,559	96,498
Total liabilities and shareholders’ equity	$631,495	$612,536

See accompanying notes to unaudited consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data and share amounts)	2023	2022
Interest Income
Loan, including fees	$9,400	$7,192
Securities	432	335
Federal funds sold	9	-
Interest-bearing deposits	1,072	22
Total interest income	10,913	7,549
Interest Expense
Deposits	3,507	650
Borrowed funds	363	242
Total interest expense	3,870	892
Net interest income	7,043	6,657
Provision for credit losses	78	327
Net interest income after provision for credit losses	6,965	6,330
Non-interest Income
Trust income	1,513	1,598
Gain on sale of loans	581	-
Advisory income	3,451	3,574
Brokerage income	1,890	2,471
Service fees and other income	3,216	2,216
Rental income	50	100
Total non-interest income	10,701	9,959
Non-interest Expense
Salaries and employee benefits	7,863	7,456
Occupancy and equipment	470	450
Trust expenses	552	598
Brokerage and advisory direct costs	471	528
Professional fees	523	401
Data processing	208	169
Other	1,581	1,357
Total non-interest expense	11,668	10,959
Income before Income Taxes	5,998	5,330
Income tax expense	1,284	1,045
Net Income	4,714	4,285
Preferred stock dividends	388	388
Net income available to common stockholders	$4,326	$3,897

Earnings per common share:
Basic	$0.61	$0.55
Diluted	0.59	0.53

Weighted average common shares outstanding	7,068,884	7,059,002
Weighted average diluted shares outstanding	7,295,489	7,311,075

See accompanying notes to unaudited consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months Ended March 31,
(In thousands)	2023	2022
Net Income	$4,714	$4,285
Other comprehensive income (loss):
Change in unrealized loss on investment securities available for sale	428	(1,098)
Tax effect	90	(230)
Other comprehensive income (loss)	338	(868)
Comprehensive Income	$5,052	$3,417

See accompanying notes to unaudited consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Exercise of stock options	-	-	43	-	-	-	43
Purchase of treasury stock at cost	-	-	-	(181)	-	-	(181)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,285	-	4,285
Other comprehensive loss	-	-	-	-	-	(868)	(868)
Stock based compensation	-	-	87	-	-	-	87
Balance at March 31, 2022	$17	$71	$50,306	$(181)	$38,307	$(1,196)	$87,324

Balance at January 1, 2023	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498
Cumulative change in accounting principle (adoption of ASC 326)	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Repayments for note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(448)	-	(448)
Net income	-	-	-	-	4,714	-	4,714
Other comprehensive income	-	-	-	-	-	338	338
Stock based compensation	-	-	75	-	-	-	75
Balance at March 31, 2023	$17	$71	$50,820	$(481)	$51,162	$(2,030)	$99,559

See accompanying notes to unaudited consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$4,714	$4,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	78	327
Depreciation and amortization	60	60
Amortization (accretion) of premium/discount on loans	4	(6)
Core deposit intangible amortization	52	50
Securities discount/premium (accretion) amortization, net	(5)	1
Origination of loans held for sale	(6,503)	(15,117)
Proceeds from payments and sales of loans held for sale	6,486	134
Gain on sale of loans	(581)	-
Stock based compensation	75	87
Deferred income taxes	(415)	67
Servicing assets, net	12	117
Net change in:
Other assets	(1,074)	(696)
Other liabilities	210	1,154
Net cash provided by (used in) operating activities	3,113	(9,537)
Cash Flows from Investing Activities
Purchase of securities available for sale	(99,994)	(75,000)
Principal payments, calls and maturities of securities available for sale	100,951	75,081
Principal payments of securities held to maturity	142	49
Purchase of securities, restricted	(3,804)	(2,531)
Proceeds from sale of securities, restricted	3,191	2,121
Net change in loans	16,028	25,510
Purchases of premises and equipment	(210)	(39)
Net cash provided by investing activities	16,304	25,191
Cash Flows from Financing Activities
Net change in demand deposits	523	11,045
Net change in time deposits	14,892	(11,060)
Proceeds from borrowed funds	143,200	77,500
Repayment of borrowed funds	(143,200)	(98,821)
Dividends paid on common stock	(442)	(441)
Dividends paid on Series B preferred stock	(388)	(388)
Exercise of stock options	-	43
Repayments on note receivable utilized to exercise stock options	50	-
Purchase of treasury stock at cost	-	(181)
Net cash provided by (used in) financing activities	14,635	(22,303)
Net change in cash and cash equivalents	34,052	(6,649)
Cash and cash equivalents at beginning of period	42,155	45,992
Cash and cash equivalents at end of period	$76,207	$39,343

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$20,958	$23,264
Lease liabilities incurred in exchange for right-of-use assets	$193	$21
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,878	$1,144

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Significant Accounting Policies

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a Texas corporation and financial holding company that offers, through its subsidiaries, banking and other financial services including trust, investment advisory, securities brokerage, factoring, third-party administration, recordkeeping and insurance services to individuals, small businesses and institutions across the United States.

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

We are headquartered in Dallas, Texas. The Bank operates through its main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas and Plano, Texas. Our Houston, Texas office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our other Dallas office, which is a branch office of Sanders Morris, is located at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is in Frisco, Texas, and is located at 17 Cowboys Way, Suite 250, Frisco, Texas , and also includes a branch office of HWG.

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

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain, Watters & Associates, LLC (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the Bank’s trust operations in April 2006, which has been amended from time to time, most recently in July 2016. See Note 12 - Related Parties, to these consolidated financial statements for more information. In addition, the Nolan division of the Bank offers TPA services and provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the full year ending December 31, 2023.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period, as well as the disclosures provided. Actual results could be significantly different from those estimates. Changes in assumptions or in market conditions could significantly affect the estimates. The determination of the allowance for credit losses, the fair value of stock options, the fair values of financial instruments and other real estate owned, and the status of contingencies are particularly susceptible to significant change in recorded amounts.

Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

New Accounting Pronouncements. The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. Management has made a policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses and report accrued interest separately in other assets in the consolidated balance sheets.

The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable incurred loss model under GAAP. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $1.4 million which was recognized through a $1.1 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $5.9 million as of January 1, 2023. In addition, the Company recorded a $237,505 reserve on unfunded commitments which is recorded in other liabilities in the Company’s consolidated balance sheet, and was recognized through a $188,000 adjustment to retained earnings, net of tax.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on debt securities was not required.

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables -Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. The Company adopted ASU 2022-02 on a modified retrospective basis effective on January 1, 2023. The adoption did not have a significant impact on the consolidated financial statements.

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during each year. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended March 31,
(In thousands, except per share data)	2023	2022
Net income available to common shareholders	$4,326	$3,897

Average shares outstanding	7,069	7,059
Effect of dilutive securities	226	252
Average diluted shares outstanding	7,295	7,311

Basic earnings per share	$0.61	$0.55
Diluted earnings per share	$0.59	$0.53

As of March 31, 2023, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of March 31, 2023, 170,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,995	$-	$25	$-	$1,971
U.S. government agencies	15,701	-	2,278	-	13,423
Mortgage-backed securities	4,970	-	266	-	4,703
Total securities available for sale	$22,666	$-	$2,569	$-	$20,097

Securities held to maturity:
Property assessed clean energy	$1,450	$114	$-	$-	$1,564
Public improvement district/tax increment reinvestment zone	23,683	1,137	43	-	24,777
Total securities held to maturity	$25,133	$1,251	$43	$-	$26,341

Securities, restricted:
Other	$4,109	$-	$-	$-	$4,109

Securities not readily marketable	$100	$-	$-	$-	$100

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,990	$-	$37	$1,953
U.S. government agencies	15,715	-	2,627	13,088
Mortgage-backed securities	5,925	-	333	5,592
Total securities available for sale	$23,630	$-	$2,997	$20,633

Securities held to maturity:
Property assessed clean energy	$1,596	$126	$-	$1,722
Public improvement district/tax increment reinvestment zone	23,666	1,137	43	24,760
Total securities held to maturity	$25,262	$1,263	$43	$26,482

Securities, restricted:
Other	$3,496	$-	$-	$3,496

Securities not readily marketable	$100	$-	$-	$100

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

During the three months ended March 31, 2023 and 2022, no available-for-sale securities were sold, and there were no realized gains or losses recorded on sales for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, securities available for sale with a fair value of $95,000 and $94,000, respectively, were pledged against trust deposit balances held at the Bank. During March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of March 31, 2023, securities with a par value of $22.5 million were pledged to the Federal Reserve under the BTFP, none of which was borrowed against.

As of March 31, 2023 and December 31, 2022, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $1.9 million as of March 31, 2023 and $1.3 million at December 31, 2022, all of which were classified as securities, restricted.

As of March 31, 2023 and December 31, 2022, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of March 31, 2023:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$1,971	$25	$-	$-	$1,971	$25
U.S. government agencies	-	-	13,423	$2,278	13,423	2,278
Mortgage-backed securities	4,159	229	544	37	4,703	266
Total	$6,130	$254	$13,967	$2,315	$20,097	$2,569

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses in accordance with ASC 326. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of March 31, 2023, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of March 31, 2023 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$996	$992
Due after one year through five years	10,996	9,747
Due after five years through ten years	2,101	1,855
Due after ten years	3,603	2,800
Mortgage-backed securities	4,970	4,703
Total	$22,666	$20,097

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$86,240	$92,946
Consumer installment	1,012	1,058
Real estate – residential	6,896	5,566
Real estate – commercial	74,171	63,924
Real estate – construction and land	19,127	3,873
SBA:
SBA 7(a) guaranteed	162,377	149,374
SBA 7(a) unguaranteed	49,834	56,268
SBA 504	30,848	52,668
USDA	2,133	2,235
Factored receivables	22,548	22,420
Gross loans	455,186	450,332
Less:
Allowance for credit losses	5,873	4,513
Net loans	$449,313	$445,819

As of March 31, 2023, our loan portfolio included $80.9 million of loans, or approximately 17.8% of our total funded loans to the dental industry, as compared to $83.9 million of loans, or 18.63% of total funded loans as of December 31, 2022. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $2.1 million and $2.2 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

Loans with carrying amounts of $58.5 million and $40.0 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure FHLB borrowing capacity and FRB discount window borrowing capacity.

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

The Company had $13.5 million and $33.9 million of SBA/USDA loans held for sale as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale loans of $581,000. There were no sales during the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company elected to reclassify $21.0 million of the SBA 7(a) loans held for sale to loans held for investment.

Loan Origination/Risk Management.

The Company maintains written loan origination policies, procedures, and processes which address credit quality within an acceptable level of risk at several levels including individual loan level, loan type, and loan portfolio levels.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% (100% for Paycheck Protection Program loans) of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Non-accrual loans:
Real estate – residential	$135	$138
SBA guaranteed	2,221	2,221
SBA unguaranteed	107	107
Total	$2,463	$2,466

There was no allowance for credit losses on non-accrual loans as of March 31, 2023. There was no interest recognized on non-accrual loans during the three months ended March 31, 2023.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the three months ended March 31, 2023, the Company provided one modification to extend the maturity date of a SBA loan with an outstanding balance of $357,000, or 0.08% of total loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023:

(In thousands)	Residential Real Estate
Real estate – residential	$135
SBA unguaranteed	107
Total	$242

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

The Company’s impaired loans and related allowance is summarized in the following table as of December 31, 2022:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
						Year Ended
Commercial and industrial	$-	$-	$-	$-	$-	$181	$-
SBA	2,759	2,126	-	2,126	-	2,287	-
Total	$2,759	$2,126	$-	$2,126	$-	$2,468	$-

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

	30-89 Days	90 Days or	Total	Total	Total	90 Or More Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
March 31, 2023
Commercial and industrial	$15	$-	$15	$86,225	$86,240	$-
Consumer installment	-	-	-	1,012	1,012	-
Real estate – residential	136	-	136	6,760	6,896	-
Real estate – commercial	-	-	-	74,171	74,171	-
Real estate – construction and land	-	-	-	19,127	19,127	-
SBA	-	2,327	2,327	240,732	243,059	-
USDA	-	-	-	2,133	2,133	-
Factored Receivables	564	62	626	21,922	22,548	62
Total	$715	$2,389	$3,104	$452,082	$455,186	$62

December 31, 2022
Commercial and industrial	$395	$-	$395	$92,551	$92,946	$-
Consumer installment	-	-	-	1,058	1,058	-
Real estate – residential	138	-	138	5,428	5,566	-
Real estate – commercial	-	206	206	63,718	63,924	206
Real estate – construction and land	-	-	-	3,873	3,873	-
SBA	-	2,327	2,327	255,983	258,310	-
USDA	-	-	-	2,235	2,235	-
Factored receivables	966	132	1,098	21,322	22,420	132
Total	$1,499	$2,665	$4,164	$446,168	$450,332	$338

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

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits quarterly. No significant changes were made to the loan risk grading system definitions and allowance for credit loss methodology during the past year. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit. The Company’s methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of March 31, 2023:

	Term Loans by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
(In thousands)
Commercial and industrial
Pass	$2,948	$29,671	$20,340	$9,625	$6,310	$14,728	$2,618	$86,240
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,948	$29,671	$20,340	$9,625	$6,310	$14,728	$2,618	$86,240
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$229	$162	$301	$83	$100	$117	$20	$1,012
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$229	$162	$301	$83	$100	$117	$20	$1,012
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-
Real estate - residential
Pass	$-	$4,069	$1,676	$765	$-	$250	$-	$6,760
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	136	-	136
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$4,069	$1,676	$765	$-	$386	$-	$6,896
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
Real estate - commercial
Pass	$1,080	$24,003	$19,315	$5,002	$9,080	$15,691	$-	$74,171
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$1,080	$24,003	$19,315	$5,002	$9,080	$15,691	$-	$74,171
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$2,359	$10,621	$6,147	$-	$-	$-	$-	$19,127
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,359	$10,621	$6,147	$-	$-	$-	$-	$19,127
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a gty and ungty
Pass	$1,381	$51,780	$65,679	$24,240	$15,476	$23,457	$-	$182,013
Pass-watch	-	-	3,461	3,826	5,337	11,630	-	24,254
Special mention	-	-	89	1,275	1,241	2,402	-	5,007
Substandard	-	-	-	-	379	558	-	937
Doubtful	-	-	-	-	-	-	-	-
Total	$1,381	$51,780	$69,229	$29,341	$22,433	$38,047	$-	$212,211
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-
SBA 504
Pass	$-	$4,000	$2,649	$7,623	$6,702	$9,874	$-	$30,848
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$4,000	$2,649	$7,623	$6,702	$9,874	$-	$30,848
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$-	$1,324	$-	$-	$-	$809	$-	$2,133
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,324	$-	$-	$-	$809	$-	$2,133
Current period gross write-offs:	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$22,325	$223	$-	$-	$-	$-	$-	$22,548
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$22,325	$223	$-	$-	$-	$-	$-	$22,548
Current period gross write-offs:	$48	$61	$-	$-	$-	$-	$-	$109
Total
Pass	$30,322	$125,853	$116,107	$47,338	$37,668	$64,926	$2,638	$424,852
Pass-watch	-	-	3,461	3,826	5,337	11,630	-	24,254
Special mention	-	-	89	1,275	1,241	2,402	-	5,007
Substandard	-	-	-	-	379	694	-	1,073
Doubtful	-	-	-	-	-	-	-	-
Total	$30,322	$125,853	$119,657	$52,439	$44,625	$79,652	$2,638	$455,186
Current period gross write-offs	$48	$61	$-	$-	$-	$-	$-	$109

The following table summarizes the Company’s internal ratings of its loans in accordance with previously applicable incurred loss model under GAAP as of December 31, 2022:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$92,551	$395	$-	$-	$-	$92,946
Consumer installment	1,058	-	-	-	-	1,058
Real estate – residential	5,428	-	-	138	-	5,566
Real estate – commercial	63,718	-	-	206	-	63,924
Real estate – construction and land	3,873	-	-	-	-	3,873
SBA	231,914	20,665	4,778	953	-	258,310
USDA	2,235	-	-	-	-	2,235
Factored receivables	22,420	-	-	-	-	22,420
Total	$423,197	$21,060	$4,778	$1,297	$-	$450,332

The Company adopted ASU 2016-13 effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted ASC 326 using the modified retrospective method for loans and OBS credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with the previously applicable incurred loss model under GAAP. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $1.4 million which was recognized through a $1.1 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $5.9 million as of January 1, 2023. In addition, the Company recorded a $237,505 reserve on unfunded commitments which is recorded in other liabilities in the Company’s consolidated balance sheet, and was recognized through a $188,000 adjustment to retained earnings, net of tax.

Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible.  The Company’s allowance for credit losses on loans consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

The Company uses the open pool life method to estimate expected losses for all of the Company’s loan pools. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council, except for the dental, SBA and USDA loans, are segregated in separate pools.

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans, which along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the loan or when the discounted cash flows for the loan is lower than the carrying value of that loan.

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. For all loan pools, management has determined two years represents a reasonable and supportable forecast period and reverts to a historical loss rate over two years on a straight-line basis. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics.

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
March 31, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adopting ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	-	-	-	-	-	-	-	43	43
Charge-offs	-	-	-	-	-	-	-	(109)	(109)
Recoveries	-	-	-	-	-	4	-	32	36
Net recoveries (charge-offs)	-	-	-	-	-	4	-	(77)	(73)
Ending balance	$2,344	$27	$47	$591	$112	$2,160	$18	$574	$5,873

March 31, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for credit losses	59	2	(47)	32	10	123	-	148	327
Charge-offs	-	-	-	-	-	(43)	-	(103)	(146)
Recoveries	-	-	-	-	-	5	-	16	21
Net charge-offs	-	-	-	-	-	(38)	-	(87)	(125)
Ending balance	$1,213	$17	$29	$901	$50	$1,409	$20	$715	$4,354

The following table presents the allowance for credit losses by type of allowance methodology as of December 31, 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,302	14	79	899	55	1,505	51	608	4,513
Ending balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513

The following table presents the recorded investment in loans as of December 31, 2022 related to each balance in the allowance for credit losses by portfolio segment by type of allowance methodology.

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

Management continues to closely monitor for credit changes resulting from the uncertain forecasted economic conditions, the continued rising interest rate environment, and the persistent high inflation levels in the United States and our market areas, and the ongoing COVID-19 pandemic (or any current or future variants thereof). Additional provisions for credit losses may be necessary in future periods.

Note 4. Leases

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2023 and 2034 with initial non-cancellable terms in excess of one year.

We recognize our operating leases on our consolidated balance sheets. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of March 31, 2023 and December 31, 2022, right-of-use assets totaled $2.2 million and $1.6 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of March 31, 2023 and December 31, 2022 totaled $2.2 million and $1.7 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of March 31, 2023, the weighted average remaining lease term is seventy-four months, and the weighted average discount rate is 3.99%.

As of March 31, 2023, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2023	$207
2024	592
2025	679
2026	420
2027	137
2028 and thereafter	544
Total minimum rental payments	2,579
Less: Interest	(363)
Present value of lease liabilities	$2,216

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2023 were $1.0 million through 2028 were as follows:

(In thousands)
2023	$217
2024	235
2025	205
2026	176
2027 and thereafter	178
Total minimum rental payments	$1,011

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Goodwill	$21,440	$21,440
Core deposit intangible, net	517	569

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $52,000 and $50,000 for the three months ended March 31, 2023 and 2022, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of March 31, 2023 and December 31, 2022 were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,191)	(1,139)
Net carrying amount	$517	$569

The estimated amortization expense of the core deposit intangible remaining as of March 31, 2023 is as follows:

(In thousands)
2023 remaining	$158
2024	210
2025	149
Total	$517

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	March 31, 2023		December 31, 2022
Non-interest bearing demand	$106,434	21%	$94,187	19%
Interest-bearing demand (NOW)	5,515	1	6,216	1
Money market accounts	112,290	22	122,880	25
Savings accounts	7,619	2	8,052	2
Time deposits	276,582	54	261,690	53
Total	$508,440	100%	$493,025	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of March 31, 2023 and December 31, 2022 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $58.5 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2023 and December 31, 2022.

The Company also has a credit line with the FRB with borrowing capacity of $27.4 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of March 31, 2023 and December 31, 2022.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $22.5 million to provide additional liquidity to meet the needs of depositors as of March 31, 2023. The Company had no borrowings related to the BTFP as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company also had outstanding subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at three month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three months ended March 31, 2023 and 2022.

The amount of employer contributions charged to expense under the two plans was $208,000 and $188,000 for the three months ended March 31, 2023 and 2022, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of March 31, 2023 and December 31, 2022.

Note 9. Income Taxes

Income tax expense was approximately $1.3 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective income tax rate was 21.4% and 19.6% for the three months ended March 31, 2023 and 2022, respectively. The effective rates differed due to the effect of nondeducible expenses related to stock options, which resulted in a lower effective income tax rate during the three months ended March 31, 2022 compared to the three months ending March 31, 2023.

Net deferred tax assets totaled $1.3 million and $636,000 at March 31, 2023 and December 31, 2022, respectively.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 per share and an intrinsic value of $6.92 per share were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. As of March 31, 2023 and December 31, 2022, the note receivable balance was $200,000 and $250,000, respectively. The shares are subject to a right of repurchase by the Company under certain circumstances through December 31, 2023.

There were no stock options granted, vested, or forfeited during the three months ended March 31, 2023. During the three months ended March 31, 2022, options on 10,000 shares of the Company’s common stock were exercised at $4.30 per share.

The number of options outstanding as of March 31, 2023 and December 31, 2022 was 167,500 and 180,000, respectively, and the weighted average exercise price at each of March 31, 2023 and December 31, 2022 was $5.51. The weighted average contractual life as of March 31, 2023 and December 31, 2022 was 4.12 years and 4.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of March 31, 2023 and December 31, 2022 was $1.98.

As of March 31, 2023, all 167,500 stock options outstanding were vested, and unrecognized compensation cost totaled $81,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $20,000 and $17,000 for the three months ended March 31, 2023 and 2022, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of March 31, 2023 and December 31, 2022, 170,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the outstanding restricted stock awards were vested as of March 31, 2023 and December 31, 2022. The weighted average contractual life as of March 31, 2023 and December 31, 2022 was 1.29 years and 1.54 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $55,000 and $69,000 for the three months ended March 31, 2023 and 2022, respectively, related to the restricted stock awards. As of March 31, 2023, there was $264,000 of unrecognized compensation cost related to the restricted stock awards.

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

The following table summarizes loan commitments:

(In thousands)	March 31, 2023	December 31, 2022
Undisbursed loan commitments	$51,348	$43,427
Standby letters of credit	162	161
Total	$51,510	$43,588

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 4 - Loans and Allowance for Credit Losses, as if such commitments were funded.

The following table details activity in the allowance for credit losses on off-balance-sheet commitments.

Three Months Ended March 31,
(In thousands)	2023
Beginning balance, prior to adoption of ASC 326	$-
Impact of adopting ASC 326	238
Provision for off-balance sheet credit exposure	35
Ending balance	$273

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of March 31, 2023 and December 31, 2022.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $25,000 and $77,000 during the three months ended March 31, 2023 and 2022, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $95,000 in fees payable and $21,000 in fees receivable related to these services at each of March 31, 2023 and December 31, 2022, which is included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $196,000 and $193,000 payable to Cain Watters related to this agreement at March 31, 2023 and December 31, 2022, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

During the fourth quarter of 2021, Sanders Morris issued a note receivable in the amount of $400,000 related to the exercise of restricted stock options which were granted to employees of Sanders Morris on September 27, 2021. See Note 10 - Stock Compensation Plans, to these consolidated financial statements for more information. As of March 31, 2023 and December 31, 2022, the note receivable balance was $200,000 and $250,000, respectively.

As of March 31, 2023 and December 31, 2022, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $6.6 million and $8.3 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of March 31, 2023 and December 31, 2022.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of March 23, 2023 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of March 31, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$84,571	21.21%	$41,864	10.50%	$39,870	10.00%
T Bank, N.A.	84,698	21.45	41,424	10.50	39,452	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	79,587	19.96	33,890	8.50	31,896	8.00
T Bank, N.A.	79,751	20.21	33,534	8.50	31,562	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	62,337	15.63	27,909	7.00	25,916	6.50
T Bank, N.A.	79,751	20.21	27,616	7.00	25,644	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	79,587	12.34	25,807	4.00	32,259	5.00
T Bank, N.A.	79,751	12.51	25,495	4.00	31,869	5.00

As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$81,317	20.21%	$42,243	10.50%	$40,232	10.00%
T Bank, N.A.	81,279	20.42	41,786	10.50	39,796	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,805	19.09	34,197	8.50	32,185	8.00
T Bank, N.A.	76,767	19.29	33,826	8.50	31,837	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	59,555	14.80	28,162	7.00	26,150	6.50
T Bank, N.A.	76,767	19.29	27,857	7.00	25,867	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	76,805	13.27	23,153	4.00	28,941	5.00
T Bank, N.A.	76,767	13.47	22,795	4.00	28,494	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of March 31, 2023, approximately $9.0 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three months ended March 31, 2023 and 2022:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2023
Income Statement
Total interest income	$10,913	$-	$-	$10,913
Total interest expense	3,605	-	265	3,870
Provision for credit losses	78	-	-	78
Net interest income (loss) after provision for credit losses	7,230	-	(265)	6,965
Non-interest income	884	9,817	-	10,701
Depreciation and amortization expense	96	16	-	112
All other non-interest expense	4,002	6,906	648	11,556
Income (loss) before income tax	$4,016	$2,895	$(913)	$5,998

Goodwill and other intangibles	$19,607	$2,350	$-	$21,957
Total assets	$617,228	$13,416	$851	$631,495

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2022
Income Statement
Total interest income	$7,549	$-	$-	$7,549
Total interest expense	673	-	219	892
Provision for credit losses	327	-	-	327
Net-interest income (loss) after provision for credit losses	6,549	-	(219)	6,330
Non-interest income	255	9,704	-	9,959
Depreciation and amortization expense	95	16	-	111
All other non-interest expense	3,578	6,815	455	10,848
Income (loss) before income tax	$3,131	$2,873	$(674)	$5,330

Goodwill and other intangibles	$19,817	$2,350	$-	$22,167
Total assets	$556,766	$10,224	$375	$567,365

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2023
Securities available for sale:
U.S. Treasuries	$-	$1,971	$-	$1,971
U.S. government agencies	-	13,423	-	13,423
Mortgage-backed securities	-	4,703	-	4,703
As of December 31, 2022
Securities available for sale:
U.S. Treasuries	$-	$1,953	$-	$1,953
U.S. government agencies	-	13,088	-	13,088
Mortgage-backed securities	-	5,592	-	5,592

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three months ended March 31, 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of December 31, 2022, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of March 31, 2023 and December 31, 2022, there were no foreclosed assets. There were no foreclosed assets re-measured during the three months ended March 31, 2023 and 2022.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three months ended March 31, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. There was no sale of loans during the three months ended March 31, 2022. There was no allowance provision for servicing assets for the three months ended March 31, 2023 and 2022.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$76,207	$76,207
Level 2 inputs:
Securities available for sale	20,097	20,097
Securities, restricted	4,109	4,109
Loans held for sale	13,503	14,657
Accrued interest receivable	3,500	3,500
Level 3 inputs:
Securities held to maturity	25,133	26,341
Securities not readily marketable	100	100
Loans, net	449,313	438,621
Servicing asset	350	350
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	106,434	106,434
Level 2 inputs:
Interest bearing deposits	402,006	396,957
Subordinated notes	12,000	12,000
Accrued interest payable	584	584

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$42,155	$42,155
Level 2 inputs:
Securities available for sale	20,633	20,633
Securities, restricted	3,496	3,496
Loans held for sale	33,902	36,470
Accrued interest receivable	3,102	3,102
Level 3 inputs:
Securities held to maturity	25,262	26,482
Securities not readily marketable	100	100
Loans, net	445,819	438,956
Servicing asset	324	324
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	94,187	94,187
Level 2 inputs:
Interest bearing deposits	398,838	398,806
Borrowed funds	12,000	12,000
Accrued interest payable	592	592

Note 16. Recent Accounting Pronouncements

The Company has evaluated new accounting standards that have recently been issued and have determined that there are no new accounting standards that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2022 Form 10-K, including, but not limited to, the following:

●	potential recession in the United States and our market areas;
●

the impacts related to or resulting from recent bank failures and any continuation of the recent uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by governmental agencies in response thereto;

●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
●	increased competition for deposits and related changes in deposit customer behavior;
●	risks associated with the persistent inflationary environment in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	the adequacy of the allowance for credit losses;
●

changes in market interest rates, including the recent significant increases in market rates experienced since March 2022, which could negatively impact bond market values and result in a lower net book value;

●	fluctuation in the value of our investment securities;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	our ability to raise additional capital, particularly during times of stress;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	risks specific to commercial loans and borrowers (particularly dental and U.S. Small Business Administration (“SBA”) loans);
●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	our ability to manage our credit risk;

●	regulatory scrutiny related to our loan portfolio, including commercial real estate;
●	the earnings capacity of our borrowers;
●	our inability to identify and address potential conflicts of interest;
●	our ability to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	the development of an active, liquid market for the Series B preferred stock;
●	the soundness of other counterparty financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics, such as the COVID-19 pandemic;
●	the effects of terrorism and acts of war or threat thereof;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	political instability and changes in tariffs and trade barriers;
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
●

changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

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

General

We are a Texas corporation and registered financial holding company headquartered in Dallas, Texas. We provide a wide array of financial products and services including banking, trust, investment advisory, securities brokerage, third party administration, qualified plan recordkeeping and insurance services to individuals, small businesses and institutions across the United States.

The following discussion and analysis presents our consolidated financial condition as of March 31, 2023 and December 31, 2022, and our consolidated results of operations for the three months ended March 31, 2023 and 2022. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2022 Form 10-K.

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

As discussed in Note 1 – Organization and Significant Accounting Policies, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, effective on January 1, 2023, pursuant to the delayed adoption allowable for smaller reporting companies, and replaces allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies discussed in the 2022 Form 10-K. Upon adoption of the current expected credit loss (“CECL”) methodology, the Company recorded an increase of $1.4 million to the allowance for credit losses for loans and $237,505 to the allowance for credit losses for unfunded commitments. In addition, the Company recognized a cumulative effect reduction to retained earnings totaling $1.3 million, net of a recorded deferred tax asset of $341,662. See discussion in Note 1 - Organization and Significant Accounting Policies and Note 3 - Loans and Allowance for Credit Losses for more details on the impact of the Company’s adoption of the CECL methodology, including related accounting policies.

Performance Summary

Net income available to common shareholders increased $429,000, or 11.0%, to $4.3 million for the three months ended March 31, 2023, compared to $3.9 million for the three months ended March 31, 2022. Earnings per diluted common share were $0.59 and $0.53 for the three months ended March 31, 2023 and 2022, respectively. The increase in net income available to common shareholders for the three months ended March 31, 2023 resulted primarily from increases in net interest income, which was partially offset by a decrease in the provision for credit losses, and an increase in non-interest income, which increases were partly offset by an increase in non-interest expense.

For the three months ended March 31, 2023, annual return on average assets was 2.87%, compared to 2.97% for the same period in the prior year, and annual return on average equity was 19.70%, compared to 20.31% for the same period in the prior year. The lower annual return on average assets for the three months ended March 31, 2023 was primarily due to an increase in average assets for the three months ended March 31, 2023 compared to the same period in the prior year, which was partially offset by an increase in net income between the two periods. The lower annual return on average equity was due to an increase in average equity for the three months ended March 31, 2023 compared to the same period in the prior year, which overcame the increase in net income between the two periods.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended March 31, 2023	As of and for the Three Months Ended March 31, 2022
Income available to common shareholders (a)	$4,326	$3,897

Average shareholders’ equity	$97,055	$85,553
Less: average goodwill	21,440	21,440
Less: average core deposit intangible	551	760
Less: average preferred stock	17,250	17,250
Average tangible common equity (b)	$57,814	$46,103
Annual return on average tangible common equity (a)/(b)	30.35%	34.28%

Total assets increased $19.0 million, or 3.1%, to $631.5 million as of March 31, 2023, from $612.5 million as of December 31, 2022. This increase was primarily due to increases of $34.1 million in cash and cash equivalents, $3.5 million in loans held for investment, and $1.1 million in other assets, partly offset by decreases of $20.4 million in loans held for sale. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $3.1 million, or 3.2%, to $99.6 million as of March 31, 2023, from $96.5 million as of December 31, 2022. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Recent Industry Developments

Our financial condition at March 31, 2023, as well as the results of operations for the three months ended March 31, 2023, have been impacted by significant increases in market interest rates due to the increases in the prime lending rate since March 2022 by the Federal Reserve in response to the persistent inflationary environment in the United States. In addition, during the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits experienced deposit growth with minimal deposit outflow from the Bank’s customers in the first quarter. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains at historically high levels with CET1 and Total Capital ratios of 15.6% and 21.2%, respectively, as of March 31, 2023 (refer to Note 13. Regulatory Matters).

Results of Operations for the Three Months Ended March 31, 2023 and 2022

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

	Three Months Ended March 31, 2023 vs March 31, 2022
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$523	$536	$1,059
Securities	5	92	97
Loans, net of unearned discount (1)	1,674	534	2,208
Total earning assets	2,202	1,162	3,364

Savings and interest-bearing demand	4	(1)	3
Money market deposit accounts	1,036	(128)	908
Time deposits	1,281	665	1,946
FHLB and other borrowings	324	(249)	75
Subordinated notes	46	-	46
Total interest-bearing liabilities	2,691	287	2,978

Changes in net interest income	$(489)	$875	$386

(1)	Average loans include non-accrual.

Net interest income increased $376,000, or 5.8%, from $6.6 million for the three months ended March 31, 2022 to $7.0 million for the three months ended March 31, 2023. The increase in net interest income was primarily due to the increase the average volume and the average yield on loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), partly offset by the average interest rate paid on interest-bearing liabilities as a result of the continued Fed rate increases. The Net interest margin for the three months ended March 31, 2023 and 2022 was 4.58% and 5.00%, respectively, a decrease of 42 basis points.

The average volume of interest-earning assets increased $84.6 million, or 15.7%, from $539.5 million for the three months ended March 31, 2022, to $624.1 million for the three months ended March 31, 2023. The average volume of interest-bearing deposits and federal funds sold increased $46.6 million, or 98.5%, from $47.3 million for the three months ended March 31, 2022, to $93.9 million for the three months ended March 31, 2023. The increase in the average volume was primarily due to deposits from a customer relationship that sold their business during the current quarter and deposited the proceeds from the sale into their deposit accounts at the Bank. The average volume of securities increased $10.8 million, or 27.1%, from $39.9 million for the three months ended March 31, 2022, to $50.7 million for the three months ended March 31, 2023. The average volume of loans increased $27.3 million, or 6.0%, from $452.2 million for the three months ended March 31, 2022, to $479.5 million for the three months ended March 31, 2023. The increase in the average volume of loans included an increase of $40.4 million for organic loan growth, partly offset by a $13.1 million decrease of Paycheck Protection Program (“PPP”) loans. The average yield on interest-earning assets increased 141 basis points from 5.68% for the three months ended March 31, 2022 to 7.09% for the three months ended March 31, 2023. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raising their target benchmark interest rate beginning in March 2022 and continuing into the three months ended March 31, 2023. The average yield for loans increased 150 basis points from 6.45% for the three months ended March 31, 2022 to 7.95% for the three months ended March 31, 2023. During the three months ended March 31, 2022, we recognized $172,000 in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans for the three months ended March 31, 2022. All outstanding PPP loan balances were paid off during the second quarter of 2022 and therefore there were no PPP loan related interest or deferred fees recognized for the three months ended March 31, 2023. The average yield on interest-bearing deposits increased 448 basis points from 0.19% for the three months ended March 31, 2022, to 4.67% for the three months ended March 31, 2023, and the average yield on securities increased 6 basis points from 3.40% for the three months ended March 31, 2022, to 3.46% for the three months ended March 31, 2023.

The average volume of interest-bearing liabilities increased $40.7 million, or 10.3%, from $393.9 million for the three months ended March 31, 2022, to $434.6 million for the three months ended March 31, 2023. The average volume of interest-bearing deposits increased $59.3 million, or 16.7%, from $355.9 million for the three months ended March 31, 2022, to $415.2 million for the three months ended March 31, 2023. The average interest rate paid on interest-bearing liabilities increased 269 basis points from 0.92% for the three months ended March 31, 2022, to 3.61% for the three months ended March 31, 2023. The average interest rate paid on interest-bearing deposits increased 268 basis points from 0.74% for the three months ended March 31, 2022, to 3.43% for the three months ended March 31, 2023. The average volume of non-interest bearing deposits increased $28.5 million, or 29.5%, from $96.5 million for the three months ended March 31, 2022 to $124.9 million for the three months ended March 31, 2023. The average volume of FHLB and other borrowings decreased $18.7 million, or 71.7%, from $26.1 million for the three months ended March 31, 2022 to $7.4 million for the three months ended March 31, 2023, due to the decline in Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings related to the decrease in PPP loan balances. The average cost of FHLB and other borrowings increased 504 basis points from 0.36% for the three months ended March 31, 2022, to 5.39% for the three months ended March 31, 2023, due to the aforementioned significant increases in the market interest rates beginning in March 2022 through the current period and the decrease in PPPLF borrowings during the period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023			2022
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$93,886	$1,081	4.67%	$47,292	$22	0.19%
Securities	50,687	432	3.46	39,948	335	3.40
Loans, net of unearned discount (1)	479,498	9,400	7.95	452,237	7,192	6.45
Total earning assets	624,071	10,913	7.09	539,477	7,549	5.68
Cash and other assets	47,870			50,081
Allowance for credit losses	(4,964)			(4,129)
Total assets	$666,977			$585,429
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,664	12	0.37%	$14,579	9	0.25%
Money market deposit accounts	120,178	1,030	3.48	135,106	122	0.37
Time deposits	282,365	2,465	3.54	206,182	519	1.02
Total interest-bearing deposits	415,207	3,507	3.43	355,867	650	0.74
FHLB and other borrowings	7,369	98	5.39	26,059	23	0.36
Subordinated notes	12,000	265	8.96	12,000	219	7.40
Total interest-bearing liabilities	434,576	3,870	3.61	393,926	892	0.92
Non-interest-bearing deposits	124,927			96,467
Other liabilities	10,419			9,483
Total liabilities	569,922			499,876
Shareholders’ equity	97,055			85,553
Total liabilities and shareholders’ equity	$666,977			$585,429

Net interest income		$7,043			$6,657
Net interest spread			3.48%			4.76%
Net interest margin			4.58%			5.00%

(1)	Includes non-accrual loans.

Provision for Credit Losses

As discussed in Note 1 - Organization and Significant Accounting Policies, the Company adopted the CECL accounting standard effective on January 1, 2023. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held-to-maturity debt securities, as well as off-balance sheet credit exposures. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.

Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, forecasted economic conditions continue to remain uncertain due to the rising interest rate environment and persistent high inflation levels in the United States. Accordingly, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.

The following table presents the components of provision for credit losses:

	Three Months Ended March 31,
(In thousands)	2023	2022
Provision for credit losses related to:
Loans	$43	$327
Held to maturity securities	-	-
Off-balance sheet credit exposures	35	-
Total	$78	$327

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three months ended March 31, 2023 was driven by the loss rate and the charge-offs taken for the factored receivables. Net charge-offs for factored receivables totaled $77,000 for the three months ended March 31, 2023, compared to $87,000 for the same period in the prior year. No provision expense was recorded for the remaining loan portfolio due to a decrease in loan volume (after netting out the effect of SBA loans held for sale reclassification of $21.0 million to loans held for investment during the three months ended March 31, 2023) during the three months ended March 31, 2023, and no change in the loss drivers that the Company forecasts to calculate expected losses. There were net recoveries of $4,000, excluding factored receivables, for the three months ended March 31, 2023, compared to net charge-offs of $38,000 for the same period in the prior year.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates. The provision expense for the three months ended March 31, 2023 was primarily due to increased outstanding commitments to fund compared to the same period in the prior year.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Trust income	$1,513	$1,598
Gain on sale of loans	581	-
Advisory income	3,451	3,574
Brokerage income	1,890	2,471
Service fees and other income	3,216	2,216
Rental income	50	100
Total	$10,701	$9,959

Total non-interest income for the three months ended March 31, 2023 increased $742,000, or 7.5%, compared to the same period in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months ended March 31, 2023 decreased $85,000, or 5.3%, compared to the same period in the prior year. The decrease in trust income between the periods is due to a decrease in the value of trust assets over the three months ended March 31, 2023 compared to the same period in the prior year. Volatility related to impacts of geo-political instability related to the war in Ukraine, regulatory action, including increases in market interest rates by the Federal Reserve aimed at tempering inflation, and the potential for continued supply-chain disruptions, all of which are likely to impact the bond and equity markets, or other factors, could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. For the three months ended March 31, 2023, advisory income decreased $123,000, or 3.4%, compared to the same period in the prior year. The decrease in advisory income between the two periods is due to decreases in our advisory assets over the course of 2022 from market depreciation of our advisory assets, which was partially offset by net asset inflows. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. Although advisory assets did increase during the three months ended March 31, 2023 by $648,000 from market appreciation and net asset inflows, the average asset values on which our advisory fees are based reflected a decrease given the relatively low asset values at the beginning of the quarter, compared to the average asset values for three months ended March 31, 2022. Volatility related to regulatory action, including the effects of inflation and of increases in market interest rates by the Federal Reserve aimed at tempering inflation, as well as supply chain disruptions related to geo-political instability, including the ongoing war in Ukraine, are likely to impact the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three months ended March 31, 2023 decreased $581,000, or 23.5%, compared to the same period in the prior year. The majority of the decrease was related primarily to a decrease of $978,000 in private placements and syndicated income during the three months ended March 31, 2023 over the same period in the prior year related to increases in interest rates which have had a dampening effect on offering activity, combined with decreases in fees from option trading of $99,000 and general over-the-counter trading of $64,000 and other immaterial decreases netting to $57,000. These decreases were partially offset by increases in income from federated rebates of $464,000 and in income from margin lending of $177,000, which are closely tied to increases in interest rates prompted by increases to the target benchmark interest rate by the FOMC over the past year. Expectations of economic disruption related to geo-political factors and the potential for interest rates to remain high in the mid-term, among other factors, would lead to continued stagnant offering activity given price uncertainty in the face of volatile markets.

The table below reflects a rollforward of our client assets from March 31, 2022 through March 31, 2023, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2021 through March 31, 2023. Our brokerage and advisory assets experienced an increase of approximately $179.8 million, or 3.6%, between March 31, 2022 and March 31 2023, related to positive net flows, which were partially offset by market depreciation.

(In thousands)	Client Assets
As of December 31, 2021	$5,609,312
Client inflows	865,781
Client outflows	(581,614)
Net flows	284,167
Market depreciation	(226,134)
As of March 31, 2022	$5,667,345
Client inflows	2,189,996
Client outflows	(1,737,797)
Net flows	452,199
Market depreciation	(920,073)
As of December 31, 2022	$5,199,471
Client inflows	619,906
Client outflows	(215,940)
Net flows	403,966
Market appreciation	243,679
As of March 31, 2023	$5,847,116

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three months ended March 31, 2023 increased $1 million, or 45.1%, compared to the same period in the prior year. The increase was the result of increases in pension administration fees of $600,000, related to increases in the amount of work billed during the three months ended March 31, 2023 as compared to the same period in the prior year, an increase in other income from the recovery of unclaimed funds at Sanders Morris of $264,000, an increase in loan service fees of $99,000, an increase in consulting fees at Sanders Morris Harris of $30,000, and other immaterial fluctuations netting to an increase of $7,000.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended March 31, 2023 decreased $50,000, or 50.0%, compared to the same period in the prior year. The decrease was primarily due to transition time between tenants.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2023
Salaries and employee benefits	$7,863	$7,456
Occupancy and equipment	470	450
Trust expenses	552	598
Brokerage and advisory direct costs	471	528
Professional fees	523	401
Data processing	208	169
Other	1,581	1,357
Total	$11,668	$10,959

Total non-interest expense for the three months ended March 31, 2023 increased $709,000, or 6.5%, compared to the same period in the prior year, due to increases in salaries and employee benefits, occupancy expense, professional fees, data processing expense and other expenses, which were partially offset by decreases trust expenses and brokerage. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2023 increased $407,000, or 5.5%, compared to the same period in the prior year. The increase was primarily due to increases in salaries, and related payroll expenses in our Banking segment, and across our Other Financial Services segment, at Tectonic Advisors and Sanders Morris, as well as increases within the Bank’s Nolan division and the Holdco segment. In addition, health insurance and other employee benefits costs increased for the three months ended March 31, 2023 across the Company by $93,000, compared to the same period in the prior year due primarily to increases in headcount and rate increases. The increases in salary and other related payroll costs during the three months ended March 31, 2023 relate primarily to an increase in salaries and employee benefits of $292,000 in the Banking segment, including $564,000 for annual merit increases and increases in staff, partly offset by $321,000 decrease in bonuses. The increase in salaries and employee benefits of $110,000 in the Holdco segment relate to primarily to an increase in bonuses of $80,000 and in salaries and other related payroll costs of $45,000, due to an increase in headcount, offset by a decrease in stock grant compensation of $15,000. Salaries and employee benefits in our Other Financial Services segment increased $5,000, of which $125,000 is related to Tectonic, from merit increases and additional headcount in our investment operations team resulting from net inflows to our assets under management, an increase in salary and bonus expense at the Bank’s trust division of $46,000 and at the Bank’s Nolan division of $34,000, compared to the same period in the prior year. These increases were offset by a decrease of $202,000 at Sanders Morris Harris, primarily related to a decrease in commission based pay of $221,000 and in bonuses of $77,000, offset by an increase in other salaries and other related payroll costs of $96,000.

Occupancy and equipment expense. Occupancy and equipment expenses for the three months ended March 31, 2023 increased $20,000, or 4.4%, compared to the same period in the prior year. The increase was related to increases totaling $15,000 at Tectonic and Sanders Morris Harris, primarily due to an increase in central area maintenance at Sanders Morris’s Houston office. The increase of $4,000 at our Banking segment included an increase of $18,000 in facilities expenses, offset by a decrease of $14,000 in Integra’s facilities expenses related to Integra’s moving into new space during the same period in the prior year, and immaterial net increases of $1,000.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three months ended March 31, 2023 decreased $46,000, or 7.7%, compared to the same period in the prior year due to a decrease in the value of trust assets for the three months ended March 31, 2023 over the value during the same period in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three months ended March 31, 2023 decreased $57,000, or 10.8%, compared to the same period in the prior year. The decrease for the three months ended March 31, 2023 related primarily to decreases in clearing fees and referral fees at Sanders Morris of $67,000 and $5,000, respectively, offset by an increase in information services of $13,000, an increase in execution charges on brokerage transactions of $3,000, and an increase in service fees of $3,000, compared to the same period in the prior year. Tectonic had decreases of $2,000 in each service fees and referral fees, offset by an increase in information services of $1,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three months ended March 31, 2023 increased $122,000, or 30.4%, compared the same period in the prior year. The increases were the result of increases of $89,000 and $59,000 in our Holdco and Banking segments, respectively, offset by an decrease of $26,000 in our Other Financial Services segment. The increase in Holdco segment was primarily due to an increase in audit and tax consulting of $104,000, an increase in legal of $2,000, offset by a decrease in professional fees of $17,000. The increase in the Banking segment was primarily due to an increase in legal of $73,000, primarily for loan collections and various other matters, including our regulatory filings, partly offset by a $14,000 decrease in audit and tax consulting fees. The decrease in our Other Financial Services segment was primarily due to a decrease in professional fees of $56,000 at the Bank’s Nolan division, offset by an increase in professional fees of $10,000, $9,000, and $8,000 at the Bank’s trust department, Sanders Morris, and Tectonic, respectively, as well as other immaterial fluctuations netting to a $4,000 increase compared to the same period in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expense for the three months ended March 31, 2023 increased $39,000, or 23.1%, compared to the same period in the prior year. The increase was the result of a increase of $26,000 in our Banking segment and an increase of $13,000 in our Other Financial Services segment. The increase in our Banking segment was primarily due to the addition of a wire exchange service during the second quarter of 2022, along with general increases in other data processing services. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s trust division of $10,000 and an increase at the Bank’s Nolan division of $3,000.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three months ended March 31, 2023 increased $224,000, or 16.5%, compared to the same period in the prior year. The increase included increases of $194,000 and $40,000 in our Other Financial Services and Banking segments, respectively, offset by a decrease in our Holdco segment of $10,000. The increase of $194,000 in our Other Financial Services segment was related to a net increase of $60,000 in software, licenses, and computer services related to technology initiatives across the company, an increase in our marketing, advertising and public relations costs of $51,000, which includes marketing initiatives at Tectonic Advisors related to assets under management attributable to Cain Watters clients, and other marketing initiatives across the Company, as well as increases in employee recruitment of $26,000, increases in travel and lodging of $19,000, increases in donations of $16,000 and other individually smaller fluctuations which increased other expenses by $22,000. The increase of $40,000 in our Banking segment included an increase of $53,000 for software development, partly offset by a $14,000 decrease in employee recruitment fees. There were no significant fluctuations in the other miscellaneous expenses. The decrease of $10,000 in our Holdco segment was primarily the result of a decrease of $74,000 in marketing and public relations initiatives across the Company, offset by an increase of $37,000 in software licenses and computer services related to technology initiatives across the company, as well as other immaterial fluctuations netting to a $27,000 increase compared to the same period in the prior year.

Income Taxes

Income tax expense for the three months ended March 31, 2023 was approximately $1.3 million, compared to $1.0 million for the same period in the prior year. The effective income tax rate was 21.4% for the three months ended March 31, 2023 compared to 19.6% for the same period in the prior year. The effective rates differed due to the effect of nondeducible expenses related to stock options, which resulted in a lower effective income tax rate during the three months ended March 31, 2022 compared to the three months ended March 31, 2023.

Segment Reporting

We have three operating segments: Banking, Other Financial Services and HoldCo. Our primary operating segments are Banking and Other Financial Services.

Our Banking segment includes both commercial and consumer banking services, and factoring services through the Bank’s Integra division. Commercial banking services are provided primarily to small to medium-sized businesses and their employees, which includes a wide array of lending and cash management products. Consumer banking services include lending and depository services. Factoring services are provided primarily to small over-the-road trucking businesses.

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

Our HoldCo segment, includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. Our principal source of revenue is dividends from our subsidiaries.

The following table presents key metrics related to our segments as of the periods indicated:

	Three Months Ended March 31, 2023
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$8,192	$9,817	$(265)	$17,744
Income (loss ) before taxes	$4,016	$2,895	$(913)	$5,998

	Three Months Ended March 31, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,131	$9,704	$(219)	$16,616
Income (loss) before taxes	$3,131	$2,873	$(674)	$5,330

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three months ended March 31, 2023 increased $885,000, or 28.3%, compared to the same period in the prior year. The increase was primarily the result of a $432,000 increase in net interest income, a $629,000 increase in non-interest income, and a $249,000 decrease in the provision for credit losses, partly offset by a $425,000 increase in non-interest expense.

Net interest income for the three months ended March 31, 2023 increased $432,000, or 6.3%, compared to the same period in the prior year. The increase in net interest income was primarily due to the increase the average volume and the average yield on loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), partly offset by the average interest rate paid on interest-bearing liabilities as a result of the continued Fed rate increases. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for credit losses totaled $78,000 for the three months ended March 31, 2023, compared to $327,000 for the same period in the prior year. The decrease was primarily a result of a decrease in loan volume (after netting out the effect of SBA loans held for sale reclassification of $21.0 million to loans held for investment during the three months ended March 31, 2023) during the three months ended March 31, 2023. See “Provision for Credit Losses” and “Allowance for Credit Losses” included elsewhere in this discussion for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three months ended March 31, 2023 increased $629,000, or 246.7%, compared to the same period in the prior year. The increase was primarily due to a $581,000 gain on sale of a U.S. Department of Agriculture (“USDA”) loan during the three months ended March 31, 2023, and a $99,000 increase in loan servicing income during the period, which was primarily the result of remaining amortization of servicing rights that was expensed for loans that paid off during the three months ended March 31, 2022, partly offset by a $50,000 decrease in rental income due to transition time between tenants. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2023 increased $425,000, or 11.6%, compared to the same period in the prior year. Salaries and employee benefits increased $292,000 for the three months ended March 31, 2023, including $564,000 for annual merit increases and increases in staff, partly offset by $321,000 decrease in incentive bonuses. Occupancy and equipment expense increased $8,000 for the three months ended March 31, 2023 due to increase in facilities expenses. Professional fees increased of $59,000 for the three months ended March 31, 2023, including $73,000 for legal primarily for loan collections and various other, partly offset by a $14,000 decrease in audit and tax consulting fees. Data processing expense increased $26,000 for the three months ended March 31, 2023 primarily due to the addition of a wire exchange service during the second quarter of 2022, along with general increases in other data processing services. Other expenses increased $40,000 for the three months ended March 31, 2023, which primarily included an increase of $53,000 for software development, partly offset by a $14,000 decrease in employee recruitment fees. There were no significant fluctuations in the other miscellaneous expenses. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three months ended March 31, 2023 increased $22,000, or 0.8%, compared to the same period in the prior year. The increase during the three months ended March 31, 2023 were the result of an increase of $113,000 in non-interest income, which was partially offset by an increase of $91,000 in non-interest expense.

Non-interest income for the three months ended March 31, 2023 increased $113,000, or 1.2%, compared to the same period in the prior year. The increase was due to an increase in services fees for the three months ended March 31, 2023 of $902,000, primarily related to increases in third party pension administration fees from the Bank’s Nolan division related to an increase in work completed compared to the same period in the prior year. The increase in the three months ended March 31, 2023 was offset by decreases in trust, advisory, and brokerage income of $85,000, $123,000, and $581,000, respectively, compared to the same period in the prior year, primarily related to the market’s reaction to further increases in the target benchmark interest rate by the FOMC, and volatility during the period driven primarily by speculation regarding further interest rate increases. The general instability continues to dampen offering activity. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2023 increased $91,000, or 1.3%, compared to the same period in the prior year. The increase was primarily related to increases in other expenses of $194,000, related to technology and marketing initiatives and growth in headcount across the segment, as well as increases in employee recruitment expense and travel. Data processing expense increased $13,000 related to increases in headcount and technology initiatives compared to the same period in the prior year. Salaries and employee benefits and occupancy and equipment expense for the three months ended March 31, 2023 remained relatively flat compared to the same period in the prior year, increasing by $5,000 and $8,000, respectively. The increases were offset by a decrease in trust expense of $46,000 related to a decrease in the average market value of our trust assets, upon which these fees are based. In addition, brokerage and advisory direct costs decreased $57,000, led by a decrease in clearing fees at Sanders Morris, and professional fees decreased $26,000, primarily from decreases in these fees at the Bank’s Nolan division due to normal fluctuations in the timing of actuarial work related to third party administration performed. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The loss before taxes for the three months ended March 31, 2023 increased $193,000, or 42.4%, compared to the same period in the prior year. The increase in the loss for the three months ended March 31, 2023 was due to an increase in salaries and employee benefits of $110,000, an increase in professional fees of $89,000, an increase in interest expense of $46,000, and a modest increase in occupancy and equipment of $4,000. The increase in salaries and employee benefits was related to an increase in headcount as well as increases in salaries, bonuses, benefits cost, and related payroll taxes. The increase in professional fees of $89,000 related to an increase in audit and tax consulting fees, due to increases in audit fees related to inflation in the price of these services, as well as to an increase in complexity of our operations, which was partially offset by a decrease in other professional fees. The increase in interest expense was solely due to increases in interest rates on our subordinated debt. See also the analyses of non-interest income and non-interest expense included in the respectively titled sections above.

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

As of March 31, 2023, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Securities, restricted consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of March 31, 2023 and December 31, 2022, and FHLB stock, having an amortized cost and fair value of $1.9 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of March 31, 2023		As of December 31, 2022
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,995	$1,971	$1,990	$1,953
U.S. government agencies	15,701	13,423	15,715	13,088
Mortgage-backed securities	4,970	4,703	5,925	5,592
Total securities available for sale	$22,666	$20,097	$23,630	$20,633

Securities held to maturity:
Property assessed clean energy	$1,450	$1,564	$1,596	$1,722
Public improvement district/TIRZ	23,683	24,777	23,666	24,760
Total securities held to maturity	$25,133	$26,341	$25,262	$26,482

Securities, restricted:
Other	$4,109	$4,109	$3,496	$3,496

Securities not readily marketable	$100	$100	$100	$100

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company's considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses on available for sale securities was recognized as of March 31, 2023.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of March 31, 2023. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:
U.S. Treasuries	$997	2.16%	$998	2.62%	$-	-%	$-	-%	$1,995	2.39%
U.S. government agencies	-	-%	9,997	0.93%	2,101	1.13%	3,603	0.83%	15,701	0.94%
Mortgage-backed securities	38	3.95%	2,907	3.09%	-	-%	2,025	3.66%	4,970	3.33%
Total	$1,035	2.23%	$13,902	1.51%	$2,101	1.13%	$5,628	1.85%	$22,666	1.59%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$-	-%	$1,450	7.16%	$1,450	7.16%
Public improvement district/TIRZ	-	-%	2,195	4.12%	-	-%	21,488	6.26%	23,683	6.07%
Total	$-	-%	$2,195	4.12%	$-	-%	$22,938	6.32%	$25,133	6.13%

Loan Portfolio Composition

Total loans excluding allowance for credit losses, increased $4.9 million to $455.2 million at March 31, 2023, compared to $450.3 million at December 31, 2022. SBA loans comprise the largest group of loans in our portfolio totaling $243.1 million, or 53.4%, of the total loans at March 31, 2023, compared to $258.3 million, or 57.4% of the total loans at December 31, 2022. Commercial and industrial loans totaled $86.2 million, or 18.9%, of the total loans at March 31, 2023, compared to $92. million, or 20.5% of the total loans at December 31, 2022. Commercial and construction real estate loans totaled $93.3 million, or 20.5%, of the total loans at March 31, 2023, compared to $67.8 million, or 15.1% of the total loans at December 31, 2022.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	March 31, 2023		December 31, 2022
Commercial and industrial	$86,240	18.9%	$92,946	20.6%
Consumer installment	1,012	0.2	1,058	0.2
Real estate – residential	6,896	1.5	5,566	1.2
Real estate – commercial	74,171	16.3	63,924	14.2
Real estate – construction and land	19,127	4.2	3,873	0.9
SBA 7(a) guaranteed	162,377	35.6	149,374	33.2
SBA 7(a) unguaranteed	49,834	11.0	56,268	12.5
SBA 504	30,848	6.8	52,668	11.7
USDA	2,133	0.5	2,235	0.5
Factored Receivables	22,548	5.0	22,420	5.0
Total Loans	$455,186	100.0%	$450,332	100.0%

	Maturity Distribution of Loan Portfolio at March 31, 2023
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$3,972	$14,730	$67,538	$-	$86,240
Consumer installment	267	745	-	-	1,012
Real estate – residential	1,199	5,561	-	136	6,896
Real estate – commercial	32,565	35,746	4,381	1,479	74,171
Real estate – construction and land	19,127	-	-	-	19,127
SBA 7(a) guaranteed	147,491	5,823	4,370	4,693	162,377
SBA 7(a) unguaranteed	40,920	5,781	1,528	1,605	49,834
SBA 504	14,228	13,049	3,571	-	30,848
USDA	2,133	-	-	-	2,133
Factored Receivables	22,548	-	-	-	22,548
Total	$284,450	$81,435	$81,388	$7,913	$455,186

	Loans Due After One Year at March 31, 2023
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$79,585	$2,683	$82,268
Consumer installment	745	-	745
Real estate – residential	4,683	1,014	5,697
Real estate – commercial	4,837	36,769	41,606
Real estate – construction and land	-	-	-
SBA 7(a) guaranteed	9,197	5,689	14,886
SBA 7(a) unguaranteed	3,062	5,852	8,914
SBA 504	-	16,620	16,620
USDA	-	-	-
Factored Receivables	-	-	-
Total	$102,109	$68,627	$170,736

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	March 31, 2023		December 31, 2022
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – residential	$135	0.02%	$138	0.02%
SBA guaranteed	2,221	0.35	2,221	0.36
SBA unguaranteed	107	0.02	107	0.02
Total non-accrual loans	2,463	0.39	2,466	0.40
Real estate – residential past due 90 days	-	-	206	0.03
Factored receivables past due 90 days	62	0.01	132	0.02
Foreclosed assets	-	-	-	-
Total non-performing assets	$2,525	0.40%	$2,804	0.45%

Allowance for Credit Losses

As discussed in Note 1 – Organization and Significant Accounting Policies in the accompanying notes to consolidated financial statements, our policies and procedures related to accounting for credit losses changed on January 1, 2023 in connection with the adoption of the CECL methodology as codified in ASC 326. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with ASC 326, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. When management deems all or a portion of a loan to be uncollectible, the appropriate amount is charged-off against the allowance. Subsequent recoveries, if any, are credited to the allowance. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance account represents management’s best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Organization and Significant Accounting Policies and Note 3 - Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.

The Company uses the open pool life method to estimate expected losses for all of the Company’s loan pools. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council, except for the dental, SBA and USDA loans, are segregated in separate pools. For dental and SBA 7(a) loans, the Company adjust the pool life for expected prepayment speeds.

For all loan pools, management has determined two years represents a reasonable and supportable forecast period and reverts to a historical loss rate over two years on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the two year forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics. See discussion of Q-Factors below.

The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The allowance for credit losses for each segment is measured through the use of the open pool method. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Management qualitatively adjusts model results for risk factors (”Q-Factor”) that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) staff experience; (iii) changes in volume and trends in classified loans, delinquencies and nonaccruals; (iv) concentration risk; (v) trends in underlying collateral values; (vi) external factors such as competition, legal and regulatory environment; and (vii) economic conditions.

Upon the adoption of ASC 326 on January 1, 2023, the total amount of the allowance for credit losses on loans estimated using the CECL methodology increased $1.4 million compared to the total amount of the allowance for credit losses on loans estimated as of December 31, 2022 using the prior incurred loss model under GAAP.

The following table sets forth the allocation of the allowance for credit losses as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	March 31, 2023		December 31, 2022
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$2,344	18.9%	$1,301	20.6%
Consumer installment	27	0.2	14	0.2
Real estate – residential	47	1.5	79	1.2
Real estate – commercial	591	16.3	899	14.2
Real estate – construction and land	112	4.2	55	0.9
SBA	2,160	53.4	1,505	57.4
USDA	18	0.5	52	0.5
Factored Receivables	574	5.0	608	5.0
Total allowance for credit losses	$5,873	100.0%	$4,153	100.0%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the period indicated:

	As of and for the Three Months Ended
	March 31,
(In thousands, except percentages)	2023	2022
Average total loans outstanding	$479,498	$452,237
Gross loans held for investment outstanding at end of period	$455,186	$426,382
Allowance for credit losses at beginning of period	$4,513	$4,152
Impact of adopting ASC 326	1,390	-
Provision for credit losses	43	327
Charge offs:
SBA 7(a)	-	43
Factored receivables	109	103
Total charge-offs	109	146
Recoveries:
SBA 7(a)	4	4
Factored receivables	32	17
Total recoveries	36	21
Net charge-offs	(73)	(125)
Allowance for credit losses at end of period	$5,873	$4,354
Ratio of allowance for loans to end of period loans	1.29%	1.02%
Ratio of net charge-offs to average loans	0.02%	0.03%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of March 31, 2023, deposits includes a $25.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $15.4 million, or 3.12%, to $508.4 million as of March 31, 2023, as compared to $493.0 million as of December 31, 2022. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the three months ended March 31,
	2023			2022
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$124,927	23.1%	0.00%	$96,467	21.3%	0.00%
Savings and interest-bearing demand	12,664	2.3	0.37	14,579	3.2	0.25
Money market accounts	120,178	22.3	3.48	135,106	29.9	0.37
Time deposits	282,365	52.3	3.54	206,182	45.6	1.02
Total deposits	$540,134	100.00%	3.43%	$452,334	100.00%	0.74%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of March 31, 2023:

	As of March 31, 2023
(In thousands)	Insured	Uninsured	Total
Maturing
Three months or less	$40,135	$25,341	$65,476
Over three months to six months	40,949	10,593	51,542
Over six months to 12 months	97,364	23,438	120,802
Over 12 months	34,441	4,321	38,762
Total	$212,889	$63,693	$276,582

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Borrowings:
FHLB borrowings	$-	$-
FRB borrowings	-	-
Subordinated notes	12,000	12,000
Total	$12,000	$12,000

The Company has a credit line with the FHLB with borrowing capacity of $58.5 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2023 and December 31, 2022.

The Company also has a credit line with the FRB with borrowing capacity of $27.4 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of March 31, 2023 and December 31, 2022.

As part of the BTFP, the FRB offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $22.5 million to provide additional liquidity to meet the needs of depositors as of March 31, 2023. The Company had no borrowings related to the BTFP as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at three month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $3.1 million, or 3.2%, to $99.6 million as of March 31, 2023, from $96.5 million as of December 31, 2022. The increase included net income of $4.7 million, $75,000 related to stock compensation expense, and $338,000 net after-tax increase in accumulated other comprehensive income and $50,000 related to the reduction in note receivable utilized to exercise stock options. The increases during the three months ended March 31, 2023 were partly offset by the $1.3 million impact of the adoption of ASC 326 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $388,000 and $442,000, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	March 31, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$79,587	12.34%	$76,805	13.27%
Common Equity Tier 1 (to Risk Weighted Assets)	62,337	15.63	59,555	14.80
Tier 1 Capital (to Risk Weighted Assets)	79,587	19.96	76,805	19.09
Total Capital (to Risk Weighted Assets)	84,571	21.21	81,317	20.21

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$79,751	12.51%	$76,767	13.47%
Common Equity Tier 1 (to Risk Weighted Assets)	79,751	20.21	76,767	19.29
Tier 1 Capital (to Risk Weighted Assets)	79,751	20.21	76,767	19.29
Total Capital (to Risk Weighted Assets)	84,698	21.45	81,279	20.42

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of March 31, 2023, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of March 31, 2023 the Company had approximately $69.3 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of March 31, 2023, the Company’s borrowing capacity with the FHLB was $58.5 million based upon loan collateral pledged to the FHLB, of which none was utilized as of March 31, 2023.

The borrowing capacity on the discount line of credit with the FRB was $27.4 million, of which none was utilized as of March 31, 2023. During March 2023, the Federal Reserve created the BTFP, which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of March 31, 2023, securities with a par value of $22.5 million were pledged to the Federal Reserve under this program, none of which was borrowed against. In addition, the Company has approximately $153.7 million of SBA guaranteed loans held for investment that could be sold to investors.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, potential recession in the United States and our market areas, the impacts related to or resulting from recent bank failures and any continuation of the recent uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto, increased competition for deposits and related changes in deposit customer behavior, changes in market interest rates, the persistence of the current inflationary environment in the United States and our market areas, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth.

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

As of March 31, 2023, we had commitments to extend credit and standby letters of credit of approximately $51.3 million and $162,000, respectively.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding commitments to extend credit and letters of credit detailed above. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. Upon adoption of ASC 326 on January 1, 2023, the impact of adoption was $238,000 to the allowance for credit losses on off-balance-sheet credit exposure, and subsequent to adoption we recognized a credit loss expense related to off-balance-sheet credit exposures totaling $35,000 during the first quarter of 2023. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 11 – Commitments and Contingencies in the accompanying notes to consolidated financial statements.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of March 31, 2023:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	12.20
+100	6.10
-100	(4.23)
-200	(8.46)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K. Except as provided in the risk factor below, management believes there have been no material changes in the risk factors disclosed under Item 1A., “Risk Factors,” of the Company’s 2022 Form 10-K.

Recent bank failures and the related negative impact on customer confidence in the safety and soundness of the banking industry may adversely affect our business, earnings and financial condition.

The Company is exposed to a number of risks when other financial institutions experience financial difficulties, which could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. The recent bank failures of Silicon Valley Bank, Signature Bank, and First Republic Bank during the first and second quarters of 2023 have resulted in significant market volatility among publicly traded bank holding companies and has caused uncertainty in the investor community and bank customers, generally. The recent bank failures may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. Management continues to monitor the ongoing events concerning the recent bank failures as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended March 31, 2023.

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

TECTONIC FINANCIAL, INC.

Date: May 15, 2023	By:	/s/ A. Haag Sherman

A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer