Form 10-Q
period 2023-06-30
Tectonic Financial, Inc.
filed 2023-08-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2023 was 7,063,564 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,231	$8,549
Interest-bearing deposits	38,167	32,562
Federal funds sold	860	1,044
Total cash and cash equivalents	45,258	42,155
Securities available for sale	21,800	20,633
Securities held to maturity	24,227	25,262
Securities, restricted at cost	4,125	3,496
Securities, not readily marketable	100	100
Loans held for sale	24,872	33,902
Loans, net of allowance for credit losses of $6,138 and $4,513, respectively	459,565	445,819
Bank premises and equipment, net	4,808	4,629
Core deposit intangible, net	464	569
Goodwill	21,440	21,440
Deferred tax asset	967	636
Other assets	14,422	13,895
Total assets	$622,048	$612,536

LIABILITIES
Demand deposits:
Non-interest-bearing	$85,960	$94,187
Interest-bearing	143,603	137,148
Time deposits	268,447	261,690
Total deposits	498,010	493,025
Subordinated notes	12,000	12,000
Other liabilities	10,353	11,013
Total liabilities	520,363	516,038
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,094,453 shares issued at June 30, 2023 and December 31, 2022, respectively and 7,063,564 and 7,068,884 shares outstanding at June 30, 2023 and December 31, 2022, respectively	71	71
Additional paid-in capital	50,945	50,695
Treasury stock, at cost; 30,889 shares and 25,569 shares as of June 30, 2023 and December 31, 2022, respectively	(581)	(481)
Retained earnings	53,353	48,564
Accumulated other comprehensive loss	(2,120)	(2,368)
Total shareholders’ equity	101,685	96,498
Total liabilities and shareholders’ equity	$622,048	$612,536

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and share amounts)	2023	2022	2023	2022
Interest Income
Loan, including fees	$10,037	$7,014	$19,438	$14,206
Securities	582	417	1,014	752
Federal funds sold	10	1	19	1
Interest-bearing deposits	625	72	1,696	93
Total interest income	11,254	7,504	22,167	15,052
Interest Expense
Deposits	4,133	686	7,640	1,336
Borrowed funds	298	230	661	471
Total interest expense	4,431	916	8,301	1,807
Net interest income	6,823	6,588	13,866	13,245
Provision for credit losses	691	-	770	327
Net interest income after provision for credit losses	6,132	6,588	13,096	12,918
Non-interest Income
Trust income	1,586	1,557	3,099	3,154
Gain on sale of loans	-	-	581	-
Advisory income	3,709	3,358	7,160	6,932
Brokerage income	1,889	3,712	3,779	6,183
Service fees and other income	2,172	1,889	5,389	4,105
Rental income	76	88	126	189
Total non-interest income	9,432	10,604	20,134	20,563
Non-interest Expense
Salaries and employee benefits	7,641	7,879	15,503	15,335
Occupancy and equipment	476	422	946	873
Trust expenses	511	560	1,063	1,158
Brokerage and advisory direct costs	472	498	943	1,026
Professional fees	539	353	1,062	753
Data processing	198	221	406	390
Other	1,867	1,346	3,449	2,703
Total non-interest expense	11,704	11,279	23,372	22,238
Income before Income Taxes	3,860	5,913	9,858	11,243
Income tax expense	839	1,172	2,123	2,217
Net Income	3,021	4,741	7,735	9,026
Preferred stock dividends	388	388	776	776
Net income available to common stockholders	$2,633	$4,353	$6,959	$8,250

Earnings per common share:
Basic	$0.37	$0.62	$0.98	$1.17
Diluted	0.36	0.59	0.95	1.13

Weighted average common shares outstanding	7,065,961	7,062,319	7,067,414	7,060,669
Weighted average diluted shares outstanding	7,295,499	7,317,084	7,296,953	7,315,434

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net Income	$3,021	$4,741	$7,735	$9,026
Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities available for sale	(114)	(701)	314	(1,800)
Tax effect	(24)	(147)	66	(378)
Other comprehensive (loss) income	(90)	(554)	248	(1,422)
Comprehensive Income	$2,931	$4,187	$7,983	$7,604

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Exercise of stock options	-	-	43	-	-	-	43
Purchase of treasury stock at cost	-	-	-	(181)	-	-	(181)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,285	-	4,285
Other comprehensive loss	-	-	-	-	-	(868)	(868)
Stock based compensation	-	-	87	-	-	-	87
Balance at March 31, 2022	$17	$71	$50,306	$(181)	$38,307	$(1,196)	$87,324
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,741	-	4,741
Other comprehensive loss	-	-	-	-	-	(554)	(554)
Stock based compensation	-	-	90	-	-	-	90
Balance at June 30, 2022	$17	$71	$50,446	$(181)	$42,218	$(1,750)	$90,821

Balance at January 1, 2023	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498
Cumulative change in accounting principle (adoption of ASC 326)	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,714	-	4,714
Other comprehensive income	-	-	-	-	-	338	338
Stock based compensation	-	-	75		-	-	75
Balance at March 31, 2023	$17	$71	$50,820	$(481)	$51,162	$(2,030)	$99,559
Purchase of treasury stock at cost	-	-	-	(100)	-	-	(100)
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	3,021	-	3,021
Other comprehensive loss	-	-	-	-	-	(90)	(90)
Stock based compensation	-	-	75	-	-	-	75
Balance at June 30, 2023	$17	$71	$50,945	$(581)	$53,353	$(2,120)	$101,685

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$7,735	$9,026
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	770	327
Depreciation and amortization	118	115
Accretion of discount on loans	(9)	(12)
Core deposit intangible amortization	105	103
Securities discount/premium (accretion) amortization, net	(31)	6
Origination of loans held for sale	(24,623)	(34,721)
Proceeds from payments and sales of loans held for sale	6,514	224
Gain on sale of loans	(581)	-
Stock based compensation	150	177
Deferred income taxes	(55)	88
Servicing assets, net	(7)	138
Net change in:
Other assets	(482)	624
Other liabilities	(907)	1,842
Net cash used in operating activities	(11,303)	(22,063)
Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(7,408)
Purchase of securities available for sale	(202,892)	(180,015)
Principal payments, calls and maturities of securities available for sale	202,037	175,169
Principal payments of securities held to maturity	1,067	877
Purchase of securities, restricted	(6,384)	(6,381)
Proceeds from sale of securities, restricted	5,755	5,328
Net change in loans	11,795	35,878
Purchases of premises and equipment	(297)	(54)
Net cash provided by investing activities	11,081	23,394
Cash Flows from Financing Activities
Net change in demand deposits	(1,772)	9,041
Net change in time deposits	6,757	21,417
Proceeds from borrowed funds	245,800	180,800
Repayment of borrowed funds	(245,800)	(215,321)
Dividends paid on common stock	(776)	(776)
Dividends paid on Series B preferred stock	(884)	(883)
Proceeds from exercise of stock options	-	43
Repayments on note receivable utilized to exercise stock options	100	50
Purchase of treasury stock at cost	(100)	(181)
Net cash provided by (used in) financing activities	3,325	(5,810)
Net change in cash and cash equivalents	3,103	(4,479)
Cash and cash equivalents at beginning of period	42,155	45,992
Cash and cash equivalents at end of period	$45,258	$41,513

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$27,681	$36,309
Lease liabilities incurred in exchange for right-of-use assets	$45	$74
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,214	$1,852
Income taxes	$2,300	$2,120

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

We are headquartered in Dallas, Texas. The Bank operates through its main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas and Frisco, Texas. Our Houston, Texas office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our other Dallas office, which is a branch office of Sanders Morris, is located at 5950 Sherry Lane, Suite 470, Dallas, Texas. The main office for Tectonic Advisors is in Frisco, Texas, and is located at 17 Cowboys Way, Suite 250, Frisco, Texas, and also includes a branch office of HWG.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Nolan Company (“Nolan”), operating as a division within the Bank from Nolan’s office in Overland Park, Kansas, offers third party administration (“TPA”) services, and Integra Funding Solutions, LLC (“Integra”), also operating as a division within the Bank from Integra’s office in Fort Worth, Texas, offers factoring services. The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties in Texas which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain, Watters & Associates, LLC (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the Bank’s trust operations in April 2006, which has been amended from time to time, most recently in July 2016. See Note 12 – Related Parties, to these consolidated financial statements for more information. In addition, the Nolan division of the Bank offers TPA services and provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of results that may be expected for the full year ending December 31, 2023.

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

New Accounting Pronouncements. The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. Management has made a policy election to exclude accrued interest receivable on available for sale securities from the estimate of credit losses and report accrued interest separately in other assets in the consolidated balance sheets.

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

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables -Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The Company adopted ASU 2022-02 on a modified retrospective basis effective on January 1, 2023. The adoption did not have a significant impact on the consolidated financial statements.

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$2,633	$4,353	$6,959	$8,250
Weighted average shares outstanding	7,066	7,062	7,067	7,061
Effect of dilutive shares	229	255	230	254

Weighted average diluted shares outstanding	7,295	7,317	7,297	7,315

Basic earnings per share	$0.37	$0.62	$0.98	$1.17
Diluted earnings per share	$0.36	$0.59	$0.95	$1.13

As of June 30, 2023, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of June 30, 2023, 170,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,922	$-	$29	$-	$3,893
U.S. government agencies	15,679	-	2,354	-	13,325
Mortgage-backed securities	4,882	-	300	-	4,582
Total securities available for sale	$24,483	$-	$2,683	$-	$21,800

Securities held to maturity:
Property assessed clean energy	$1,379	$138	$-	$-	$1,517
Public improvement district/tax increment reinvestment zone	22,848	1,139	28	-	23,959
Total securities held to maturity	$24,227	$1,277	$28	$-	$25,476

Securities, restricted:
Other	$4,125	$-	$-	$-	$4,125

Securities not readily marketable	$100	$-	$-	$-	$100

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,990	$-	$37	$1,953
U.S. government agencies	15,715	-	2,627	13,088
Mortgage-backed securities	5,925	-	333	5,592
Total securities available for sale	$23,630	$-	$2,997	$20,633

Securities held to maturity:
Property assessed clean energy	$1,596	$126	$-	$1,722
Public improvement district/tax increment reinvestment zone	23,666	1,137	43	24,760
Total securities held to maturity	$25,262	$1,263	$43	$26,482

Securities, restricted:
Other	$3,496	$-	$-	$3,496

Securities not readily marketable	$100	$-	$-	$100

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

During the three and six months ended June 30, 2023 and 2022, no available for sale securities were sold, and there were no realized gains or losses recorded on sales for the three and six months ended June, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, securities available for sale with a fair value of $963,000 and $94,000, respectively, were pledged against trust deposit balances held at the Bank. During March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of June 30, 2023, securities with a par value of $23.4 million were pledged to the Federal Reserve under the BTFP, none of which was borrowed against.

As of June 30, 2023 and December 31, 2022, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $1.9 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively, all of which were classified as securities, restricted.

As of June 30, 2023 and December 31, 2022, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $100,000.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of June 30, 2023:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Treasuries	$2,917	$7	$976	$22	$3,893	$29
U.S. government agencies	-	-	13,325	$2,354	13,325	2,354
Mortgage-backed securities	1,413	73	3,169	227	4,582	300
Total	$4,330	$80	$17,470	$2,603	$21,800	$2,683
Securities held to maturity:
Public improvement district/tax increment reinvestment zone	$1,373	$28	$-	$-	$1,373	$28
Total	$1,373	$28	$-	$-	$1,373	$28

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

As of June 30, 2023, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of June 30, 2023 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,922	$3,893	$-	$-
Due after one year through five years	10,997	9,594	1,401	1,373
Due after five years through ten years	1,093	958	-	-
Due after ten years	3,589	2,773	22,826	24,103
Mortgage-back securities	4,882	4,582	-	-
Total	$24,483	$21,800	$24,227	$25,476

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$82,456	$92,946
Consumer installment	1,015	1,058
Real estate – residential	7,156	5,566
Real estate – commercial	73,411	63,924
Real estate – construction and land	12,579	3,873
SBA:
SBA 7(a) guaranteed	161,340	149,374
SBA 7(a) unguaranteed	56,718	56,268
SBA 504	45,346	52,668
USDA	2,130	2,235
Factored Receivables	23,552	22,420
Gross Loans	465,703	450,332
Less:
Allowance for credit losses	6,138	4,513
Net loans	$459,565	$445,819

As of June 30, 2023, our loan portfolio included $78.9 million of loans, or approximately 16.9%, of our total funded loans to the dental industry, as compared to $83.9 million of loans, or 18.63% of total funded loans, as of December 31, 2022. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $2.3 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

Loans with carrying amounts of $55.4 million and $40.0 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure FHLB borrowing capacity and FRB discount window borrowing capacity.

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

The Company had $24.9 million and $33.9 million of SBA/USDA loans held for sale as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, the Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale loans of $581,000. There were no sales during the three months ended June 30, 2023 and the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, the Company elected to reclassify $6.7 million and $27.7 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Non-accrual loans:
Real estate – residential	$133	$138
SBA guaranteed	1,738	2,221
SBA unguaranteed	203	107
Total	$2,074	$2,466

There was no allowance for credit losses on non-accrual loans as of June 30, 2023. The Company did not recognize any interest income on non-accrual loans during the three and six months ended June 30, 2023 and 2022.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the three and six months ended June 30, 2023, the Company provided one modification to extend the maturity date of a SBA loan with an outstanding balance of $357,000, or 0.08% of total loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023:

(In thousands)	Residential Real Estate
Real estate – residential	$133
SBA unguaranteed	203
Total	$336

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

	30-89 Days	90 Days or	Total	Total	Total	90 Or More Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
June 30, 2023
Commercial and industrial	$17	$-	$17	$82,439	$82,456	$-
Consumer installment	-	-	-	1,015	1,015	-
Real estate – residential	133	-	133	7,023	7,156	133
Real estate – commercial	-	-	-	73,411	73,411	-
Real estate – construction and land	-	-	-	12,579	12,579	-
SBA 7a	-	1,381	1,381	216,677	218,058	-
SBA 504	-	-	-	45,346	45,346	-
USDA	-	-	-	2,130	2,130	-
Factored Receivables	538	60	598	22,954	23,552	60
Total	$688	$1,441	$2,129	$463,574	$465,703	$193

December 31, 2022
Commercial and industrial	$395	$-	$395	$92,551	$92,946	$-
Consumer installment	-	-	-	1,058	1,058	-
Real estate – residential	138	-	138	5,428	5,566	-
Real estate – commercial	-	206	206	63,718	63,924	206
Real estate – construction and land	-	-	-	3,873	3,873	-
SBA 7a	-	2,327	2,327	203,315	205,642	-
SBA 504	-	-	-	52,668	52,668	-
USDA	-	-	-	2,235	2,235	-
Factored receivables	966	132	1,098	21,322	22,420	132
Total	$1,499	$2,665	$4,164	$446,168	$450,332	$338

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of June 30, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$4,453	$28,691	$19,347	$9,318	$5,841	$12,871	$1,935	$82,456
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,453	$28,691	$19,347	$9,318	$5,841	$12,871	$1,935	$82,456
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$236	$146	$279	$72	$98	$114	$70	$1,015
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$236	$146	$279	$72	$98	$114	$70	$1,015
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate –- residential
Pass	$-	$4,358	$1,694	$761	$-	$210	$-	$7,023
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	133	-	133
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$4,358	$1,694	$761	$-	$343	$-	$7,156
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate –- commercial
Pass	$2,888	$22,583	$19,224	$4,974	$9,033	$14,709	$-	$73,411
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,888	$22,583	$19,224	$4,974	$9,033	$14,709	$-	$73,411
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$6,326	$6,253	$-	$-	$-	$-	$-	$12,579
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$6,326	$6,253	$-	$-	$-	$-	$-	$12,579
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a
Pass	$11,622	$50,963	$61,489	$23,957	$13,507	$25,059	$-	$186,597
Pass-watch	-	-	8,376	3,751	6,545	5,914	-	24,586
Special mention	-	-	89	1,250	1,643	3,407	-	6,389
Substandard	-	-	-	-	379	107	-	486
Doubtful	-	-	-	-	-	-	-	-
Total	$11,622	$50,963	$69,954	$28,958	$22,074	$34,487	$-	$218,058
Current period gross write-offs	$-	$-	$-	$-	$58	$270	$-	$328
SBA 504
Pass	$-	$12,354	$8,947	$7,587	$6,672	$9,786	$-	$45,346
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$12,354	$8,947	$7,587	$6,672	$9,786	$-	$45,346
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
USDA
Pass	$-	$1,322	$-	$-	$-	$808	$-	$2,130
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,322	$-	$-	$-	$808	$-	$2,130
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$23,552	$-	$-	$-	$-	$-	$-	$23,552
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$23,552	$-	$-	$-	$-	$-	$-	$23,552
Current period gross write-offs	$182	$116	$-	$-	$-	$-	$-	$298
Total
Pass	$49,072	$126,675	$110,980	$46,669	$35,151	$63,557	$2,005	$434,109
Pass-watch	-	-	8,376	3,751	6,545	5,914	-	24,586
Special mention	-	-	89	1,250	1,643	3,407	-	6,389
Substandard	-	-	-	-	379	240	-	619
Doubtful	-	-	-	-	-	-	-	-
Total	$49,072	$126,675	$119,445	$51,670	$43,718	$73,118	$2,005	$465,703
Current period gross write-offs	$182	$116	$-	$-	$58	$270	$-	$626

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

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans, which along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific reserve primarily based on the value of the collateral securing the loan or when the discounted cash flows for the loan is lower than the carrying value of that loan.

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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2023 and 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
June 30, 2023
Beginning Balance	$2,344	$27	$47	$591	$112	$2,160	$18	$574	$5,873
Impact of adopting ASC 326	-	-	-	-	-	-	-	-	-
Provision for credit losses	110	(6)	10	22	(61)	484	-	158	717
Charge-offs	-	-	-	-	-	(328)	-	(190)	(518)
Recoveries	-	-	-	-	-	13	-	53	66
Net charge-offs	-	-	-	-	-	(315)	-	(137)	(452)
Ending balance	$2,454	$21	$57	$613	$51	$2,329	$18	$595	$6,138

June 30, 2022
Beginning Balance	$1,213	$17	$29	$901	$50	$1,409	$20	$715	$4,354
Provision for credit losses	40	(2)	32	(115)	(2)	48	(1)	-	-
Charge-offs	(30)	-	-	-	-	-	-	(108)	(138)
Recoveries	-	-	-	-	-	7	-	12	19
Net (charge-offs) recoveries	(30)	-	-	-	-	7	-	(96)	(119)
Ending balance	$1,223	$15	$61	$786	$48	$1,464	$19	$619	$4,235

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Six months ended:
June 30, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adopting ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	110	(6)	10	22	(61)	484	-	201	760
Charge-offs	-	-	-	-	-	(328)	-	(298)	(626)
Recoveries	-	-	-	-	-	17	-	84	101
Net charge-offs	-	-	-	-	-	(311)	-	(214)	(525)
Ending balance	$2,454	$21	$57	$613	$51	$2,329	$18	$595	$6,138

June 30, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for credit losses	99	-	(15)	(83)	8	171	(1	148	327
Charge-offs	(30)	-	-	-	-	(42)	-	(212)	(284)
Recoveries	-	-	-	-	-	11	-	29	40
Net charge-offs	(30)	-	-	-	-	(31)	-	(183)	(244)
Ending balance	$1,223	$15	$61	$786	$48	$1,464	$19	$619	$4,235

The following table presents the allowance for credit losses for loans by type of allowance methodology as of December 31, 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,302	14	79	899	55	1,505	51	608	4,513
Ending balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513

The following table presents the recorded investment in loans as of December 31, 2022 related to each balance in the allowance for credit losses for loans by portfolio segment by type of allowance methodology.

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

Management continues to closely monitor for credit changes resulting from the uncertain forecasted economic conditions, the continued rising interest rate environment, and the persistent high inflation levels in the United States and our market areas, and potential recession in the United States and our market areas. Additional provisions for credit losses may be necessary in future periods.

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of June 30, 2023 and December 31, 2022, right-of-use assets totaled $2.2 million and $1.6 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of June 30, 2023 and December 31, 2022 totaled $2.3 million and $1.7 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of June 30, 2023, the weighted average remaining lease term is sixty-eight months, and the weighted average discount rate is 3.95%.

As of June 30, 2023, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2023	$181
2024	661
2025	679
2026	420
2027	137
2028 and thereafter	544
Total minimum rental payments	2,622
Less: Interest	(337)
Present value of lease liabilities	$2,285

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of June 30, 2023 were $1.1 million through 2028 were as follows:

(In thousands)
2023	$158
2024	269
2025	239
2026	211
2027 and thereafter	231
Total minimum rental payments	$1,108

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Goodwill	$21,440	$21,440
Core deposit intangible, net	464	569

Core deposit intangible is amortized on a straight line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $52,000 and $105,000 for the three and six months ended June 30, 2023, respectively, and $53,000 and $103,000 for the three and six months ended June 30, 2022, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of June 30, 2023 and December 31, 2022 were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,244)	(1,139)
Net carrying amount	$464	$569

The estimated amortization expense of the core deposit intangible remaining as of June 30, 2023 is as follows:

(In thousands)
2023 remaining	$105
2024	210
2025	149
Total	$464

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	June 30, 2023		December 31, 2022
Non-interest bearing demand	$85,960	17%	$94,187	19%
Interest-bearing demand (NOW)	4,574	1	6,216	1
Money market accounts	131,854	26	122,880	25
Savings accounts	7,175	2	8,052	2
Time deposits	268,447	54	261,690	53
Total	$498,010	100%	$493,025	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of June 30, 2023 and December 31, 2022 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $55.4 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2023 and December 31, 2022.

The Company also has a credit line with the FRB with borrowing capacity of $47.2 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of June 30, 2023 and December 31, 2022.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $23.4 million to provide additional liquidity to meet the needs of depositors as of June 30, 2023. The Company had no borrowings related to the BTFP as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company also had outstanding subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at three month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Beginning July 1, 2023, in accordance with the Adjustable Interest Rate (LIBOR) Act and the rules promulgated by the Federal Reserve thereunder, the Company’s outstanding subordinated notes transitioned to an adjusted Secured Overnight Financing Rate (“SOFR”) index.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and six months ended June 30, 2023 and 2022.

The amount of employer contributions charged to expense under the two plans was $175,000 and $383,000 for the three and six months ended June 30, 2023, respectively, and $135,000 and $322,000 for the three and six months ended June 30, 2022, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of June 30, 2023 and December 31, 2022.

Note 9. Income Taxes

Income tax expense was approximately $839,000 and $2.1 million for the three and six months ended June 30, 2023, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2022, respectively. The Company’s effective income tax rate was 21.7% and 21.5% for the three and six months ended June 30, 2023, respectively, and 19.8% and 19.7% for the three and six months ended June 30, 2022, respectively. The effective tax rates for the three and six months ended June 30, 2023 differed from the statutory tax rate of 21%, primarily due to the effect of state income tax expense.

Net deferred tax assets totaled $967,000 and $636,000 at June 30, 2023 and December 31, 2022, respectively.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 per share and an intrinsic value of $6.92 per share were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. As of June 30, 2023 and December 31, 2022, the note receivable balance was $150,000 and $250,000, respectively. The shares are subject to a right of repurchase by the Company under certain circumstances through December 31, 2023.

There were no stock options exercised, granted, vested, or forfeited during the three and six months ended June 30, 2023. No options were exercised during the three months ended June 30, 2022. During the six months ended June 30, 2022, options on 10,000 shares of the Company’s common stock were exercised at $4.30 per share.

The number of options outstanding as of June 30, 2023 and December 31, 2022 was 167,500 and 180,000, respectively, and the weighted average exercise price at each of June 30, 2023 and December 31, 2022 was $5.51. The weighted average contractual life as of June 30, 2023 and December 31, 2022 was 3.87 years and 4.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of June 30, 2023 and December 31, 2022 was $1.98.

As of June 30, 2023, all 167,500 stock options outstanding were vested, and unrecognized compensation cost totaled $41,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $20,000 and $40,000 for the three and six months ended June 30, 2023, respectively, and $20,000 and $38,000 for the three and six months ended June 30, 2022, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of June 30, 2023, 170,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the outstanding restricted stock awards were vested as of June 30, 2023 and December 31, 2022. The weighted average contractual life as of June 30, 2023 and December 31, 2022 was 1.05 years and 1.54 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $55,000 and $110,000 for the three and six months ended June 30, 2023, respectively, and $70,000 and $139,000 for the three and six months ended June 30, 2022, respectively, related to the restricted stock awards. As of June 30, 2023, there was $209,000 of unrecognized compensation cost related to the restricted stock awards.

Note 11. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The following table summarizes loan commitments:

(In thousands)	June 30, 2023	December 31, 2022
Undisbursed loan commitments	$50,512	$43,427
Standby letters of credit	162	161
Total	$50,674	$43,588

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

The following table details activity in the allowance for credit losses on off-balance-sheet commitments.

(In thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning balance	$273	$-
Impact of adopting ASC 326	-	238
Provision for off-balance sheet credit exposure	(25)	10
Ending balance	$248	$248

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of June 30, 2023 and December 31, 2022.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $28,000 and $53,000 during the three and six months ended June 30, 2023, respectively, and $20,000 and $97,000 during the three and six months ended June 30, 2022, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $141,000 in fees payable and $21,000 in fees receivable related to these services at each of June 30, 2023 and December 31, 2022, which is included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $210,000 and $193,000 payable to Cain Watters related to this agreement at June 30, 2023 and December 31, 2022, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

During the fourth quarter of 2021, Sanders Morris issued a note receivable in the amount of $400,000 related to the exercise of restricted stock options which were granted to employees of Sanders Morris on September 27, 2021. See Note 10 - Stock Compensation Plans, to these consolidated financial statements for more information. As of June 30, 2023 and December 31, 2022, the note receivable balance was $150,000 and $250,000, respectively.

As of June 30, 2023 and December 31, 2022, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $6.2 million and $8.3 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of June 30, 2023 and December 31, 2022.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of June 30, 2023 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of June 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$86,968	21.28%	$42,905	10.50%	$40,862	10.00%
T Bank, N.A.	86,490	21.41	42,412	10.50	40,392	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	81,860	20.03	34,733	8.50	32,690	8.00
T Bank, N.A.	81,424	20.16	34,334	8.50	32,314	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	64,610	15.81	28,603	7.00	26,560	6.50
T Bank, N.A.	81,424	20.16	28,275	7.00	26,255	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	81,860	13.62	24,042	4.00	30,052	5.00
T Bank, N.A.	81,424	13.73	23,725	4.00	29,657	5.00

As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$81,317	20.21%	$42,243	10.50%	$40,232	10.00%
T Bank, N.A.	81,279	20.42	41,786	10.50	39,796	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,805	19.09	34,197	8.50	32,185	8.00
T Bank, N.A.	76,767	19.29	33,826	8.50	31,837	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	59,555	14.80	28,162	7.00	26,150	6.50
T Bank, N.A.	76,767	19.29	27,857	7.00	25,867	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	76,805	13.27	23,153	4.00	28,941	5.00
T Bank, N.A.	76,767	13.47	22,795	4.00	28,494	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of June 30, 2023, approximately $10.6 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2023
Income Statement
Total interest income	$11,254	$-	$-	$11,254
Total interest expense	4,149	-	282	4,431
Provision for credit losses	691	-	-	691
Net interest income (loss) after provision for credit losses	6,414	-	(282)	6,132
Non-interest income	376	9,056	-	9,432
Depreciation and amortization expense	102	9	-	111
All other non-interest expense	4,207	6,638	748	11,593
Income (loss) before income tax	$2,481	$2,409	$(1,030)	$3,860

Goodwill and other intangibles	$19,554	$2,350	$-	$21,904
Total assets	$608,982	$12,042	$1,024	$622,048

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2023
Income Statement
Total interest income	$22,167	$-	$-	$22,167
Total interest expense	7,754	-	547	8,301
Provision for credit losses	770	-	-	770
Net interest income (loss) after provision for credit losses	13,643	-	(547)	13,096
Non-interest income	1,261	18,873	-	20,134
Depreciation and amortization expense	198	25	-	223
All other non-interest expense	8,209	13,544	1,396	23,149
Income (loss) before income tax	$6,497	$5,304	$(1,943)	$9,858

Goodwill and other intangibles	$19,554	$2,350	$-	$21,904
Total assets	$608,982	$12,042	$1,024	$622,048

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 31, 2022
Income Statement
Total interest income	$7,504	$-	$-	$7,504
Total interest expense	697	-	219	916
Provision for loan losses	-	-	-	-
Net interest income (loss) after provision for loan losses	6,807	-	(219)	6,588
Non-interest income	337	10,252	15	10,604
Depreciation and amortization expense	95	13	-	108
All other non-interest expense	3,525	7,100	546	11,171
Income (loss) before income tax	$3,524	$3,139	$(750)	$5,913

Goodwill and other intangibles	$19,764	$2,350	$-	$22,114
Total assets	$574,660	$13,145	$1,019	$588,824

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2022
Income Statement
Total interest income	$15,052	$-	$-	$15,052
Total interest expense	1,369	-	438	1,807
Provision for credit losses	327	-	-	327
Net interest income (loss) after provision for credit losses	13,356	-	(438)	12,918
Non-interest income	593	19,955	15	20,563
Depreciation and amortization expense	190	28	-	218
All other non-interest expense	7,103	13,916	1,001	22,020
Income (loss) before income tax	$6,656	$6,011	$(1,424)	$11,243

Goodwill and other intangibles	$19,764	$2,350	$-	$22,114
Total assets	$574,660	$13,145	$1,019	$588,824

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2023
Securities available for sale:
U.S. Treasuries	$-	$3,893	$-	$3,893
U.S. government agencies	-	13,325	-	13,325
Mortgage-backed securities	-	4,582	-	4,582
As of December 31, 2022
Securities available for sale:
U.S. Treasuries	$-	$1,953	$-	$1,953
U.S. government agencies	-	13,088	-	13,088
Mortgage-backed securities	-	5,592	-	5,592

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and six months ended June 30, 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Impaired loans. As of June 30, 2023 and December 31, 2022, there were no impaired loans that were reduced by specific valuation allowances.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of June 30, 2023 and December 31, 2022, there were no foreclosed assets. There were no foreclosed assets re-measured during the three and six months ended June 30, 2023 and 2022.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the six months ended June 30, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. There was no sale of loans during the three months ended June 30, 2023. There was no sale of loans during the three and six months ended June 30, 2022. There was no allowance provision for servicing assets for the three and six months ended June 30, 2023 and 2022.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$45,258	$45,258
Level 2 inputs:
Securities available for sale	21,800	21,800
Securities, restricted	4,125	4,125
Loans held for sale	24,872	26,983
Accrued interest receivable	3,349	3,349
Level 3 inputs:
Securities held to maturity	24,227	25,476
Securities not readily marketable	100	100
Loans, net	459,565	443,954
Servicing asset	370	370
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	85,960	85,960
Level 2 inputs:
Interest bearing deposits	412,050	407,422
Subordinated notes	12,000	12,000
Accrued interest payable	679	679

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$42,155	$42,155
Level 2 inputs:
Securities available for sale	20,633	20,633
Securities, restricted	3,496	3,496
Loans held for sale	33,902	36,470
Accrued interest receivable	3,102	3,102
Level 3 inputs:
Securities held to maturity	25,262	26,482
Securities not readily marketable	100	100
Loans, net	445,819	438,956
Servicing asset	324	324
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	94,187	94,187
Level 2 inputs:
Interest bearing deposits	398,838	389,806
Borrowed funds	12,000	12,000
Accrued interest payable	592	592

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 Form 10-K”).

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
●

changes in market interest rates, including the recent significant increases in market interest rates experienced since March 2022, which could negatively impact bond market values and result in a lower net book value;

●	fluctuation in the value of our investment securities;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	increases in unemployment rates in the United States and our market areas;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	our ability to raise additional capital, particularly during times of stress;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●

risks specific to commercial loans and borrowers (particularly dental and U.S. Small Business Administration (“SBA”) loans), including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;

●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	our ability to manage our credit risk;
●	regulatory scrutiny related to our loan portfolio, including commercial real estate;
●	the earnings capacity of our borrowers;
●	our inability to identify and address potential conflicts of interest;
●	our ability to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	the development of an active, liquid market for the Series B preferred stock;

●	the soundness of other counterparty financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics, such as the COVID-19 pandemic or any future pandemic;
●	the effects of terrorism and acts of war or threat thereof;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	uncertainty regarding United States fiscal debt and budget matters;
●	political instability and changes in tariffs and trade barriers;
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

Other Available Information

We file or furnish with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Section 13(a) or 15(d) of the Exchange Act. Electronic copies of our SEC filings are available to the public at the SEC’s website at www.sec.gov. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required by Section 13(a) or 15(d) of the Exchange Act are available through our website, www.t.financial, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The following discussion and analysis presents our consolidated financial condition as of June 30, 2023 and December 31, 2022, and our consolidated results of operations for the three and six months ended June 30, 2023 and 2022. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2022 Form 10-K.

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

Performance Summary

Net income available to common shareholders decreased $1.7 million, or 38.6%, to $2.6 million for the three months ended June 30, 2023, compared to $4.4 million for the three months ended June 30, 2022. Earnings per diluted common share were $0.36 and $0.59 for the three months ended June 30, 2023 and 2022, respectively. Net income available to common shareholders decreased $1.3 million, or 15.6%, to $7.0 million for the six months ended June 30, 2023, compared to $8.3 million for the six months ended June 30, 2022. Earnings per diluted common share were $0.95 and $1.13 for the six months ended June 30, 2023 and 2022, respectively. The decrease in net income available to common shareholders for the three and six months ended June 30, 2023 resulted primarily from decreases in non-interest income and increases in the provision for credit losses and non-interest expense, which were partly offset by increases in net interest income. Details of the changes in the various components of net income are discussed below.

For the three months ended June 30, 2023, annual return on average assets was 1.95%, compared to 3.32% for the same period in the prior year, and annual return on average equity was 12.08%, compared to 21.48% for the same period in the prior year. For the six months ended June 30, 2023, annual return on average assets was 2.42%, compared to 3.14% for the same period in the prior year, and annual return on average equity was 15.76%, compared to 20.91% for the same period in the prior year. The lower annual return on average assets and average equity for the three and six months ended June 30, 2023 was due to the decrease in net income for the three months ended June 30, 2023, compared to the same period in the prior year.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended June 30, 2023	As of and for the Three Months Ended June 30, 2022	As of and for the Six Months Ended June 30, 2023	As of and for the Six Months Ended June 30, 2022
Income available to common shareholders (a)	$2,633	$4,353	$6,959	$8,250

Average shareholders’ equity	$100,331	$88,534	$98,950	$87,051
Less: average goodwill	21,440	21,440	21,440	21,440
Less: average core deposit intangible	498	708	524	734
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$61,143	$49,136	$59,736	$47,627
Annual return on average tangible common equity (a)/(b)	17.27%	35.53%	23.49%	34.93%

Total assets increased $9.5 million, or 1.6%, to $622.0 million as of June 30, 2023, from $612.5 million as of December 31, 2022. This increase was primarily due to increases of $13.7 million in loans held for investment and $3.1 million in cash and cash equivalents, partly offset by decreases of $9.0 million in loans held for sale. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $5.2 million, or 5.4%, to $101.7 million as of June 30, 2023, from $96.5 million as of December 31, 2022. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Details of the changes in the various components of net income are discussed below.

Net Interest Income

Net interest income is the difference between interest income on interest-earning assets, such as loans, investment securities, and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in net interest income result from changes in volume and spread, and are reflected in net interest margin, as well as changes in average interest rates. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

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

Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30, 2023 vs June 30, 2022
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$347	$215	$562
Securities	85	80	165
Loans, net of unearned discount (1)	2,409	614	3,023
Total earning assets	2,841	909	3,750

Savings and interest-bearing demand	10	(6)	4
Money market deposit accounts	1,261	(96)	1,165
Time deposits	1,596	682	2,278
FHLB and other borrowings	87	(82)	5
Subordinated notes	63	-	63
Total interest-bearing liabilities	3,017	498	3,515

Changes in net interest income	$(176)	$411	$235

(1)	Average loans include non-accrual.

Net interest income increased $235,000, or 3.6%, from $6.6 million for the three months ended June 30, 2022 to $6.9 million for the three months ended June 30, 2023. The increase in net interest income was primarily due to the increase the average volume and the average yield on loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), partly offset by the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases by the Federal Reserve. Net interest margin for the three months ended June 30, 2023 and 2022 was 4.73% and 5.03%, respectively, a decrease of 30 basis points.

The average volume of interest-earning assets increased $53.0 million, or 10.1%, from $525.8 million for the three months ended June 30, 2022, to $578.8 million for the three months ended June 30, 2023. The average volume of interest-bearing deposits and federal funds sold increased $16.8 million, or 51.3%, from $32.7 million for the three months ended June 30, 2022, to $50.0 million for the three months ended June 30, 2023. The average volume of securities increased $6.9 million, or 15.8%, from $43.8 million for the three months ended June 30, 2022, to $50.7 million for the three months ended June 30, 2023. The average volume of loans increased $29.3 million, or 6.5%, from $449.3 million for the three months ended June 30, 2022, to $478.6 million for the three months ended June 30, 2023. The increase in the average volume of loans included an increase of $34.2 million for organic loan growth, partly offset by a $4.9 million decrease of PPP loans. The average yield on interest-earning assets increased 208 basis points from 5.72% for the three months ended June 30, 2022 to 7.80% for the three months ended June 30, 2023. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the FOMC of the Federal Reserve repeatedly raising their target benchmark interest rate beginning in March 2022 and continuing through the current period. The average yield for loans increased 215 basis points from 6.26% for the three months ended June 30, 2022 to 8.41% for the three months ended June 30, 2023. The average yield on interest-bearing deposits increased 425 basis points from 0.89% for the three months ended June 30, 2022, to 5.14% for the three months ended June 30, 2023, and the average yield on securities increased 78 basis points from 3.82% for the three months ended June 30, 2022, to 4.60% for the three months ended June 30, 2023.

The average volume of interest-bearing liabilities increased $48.7 million, or 13.0%, from $374.0 million for the three months ended June 30, 2022, to $422.7 million for the three months ended June 30, 2023. The average volume of interest-bearing deposits increased $54.5 million, or 15.4%, from $355.0 million for the three months ended June 30, 2022, to $409.5 million for the three months ended June 30, 2023. The average interest rate paid on interest-bearing liabilities increased 322 basis points from 0.98% for the three months ended June 30, 2022, to 4.20% for the three months ended June 30, 2023. The average interest rate paid on interest-bearing deposits increased 327 basis points from 0.78% for the three months ended June 30, 2022, to 4.05% for the three months ended June 30, 2023. The average volume of non-interest bearing deposits decreased $13.5 million, or 13.5%, from $99.8 million for the three months ended June 30, 2022 to $86.3 million for the three months ended June 30, 2023. The average volume of FHLB and other borrowings decreased $5.9 million, or 84.3%, from $7.0 million for the three months ended June 30, 2022 to $1.1 million for the three months ended June 30, 2023. The average cost of FHLB and other borrowings increased 500 basis points from 0.63% for the three months ended June 30, 2022, to 5.63% for the three months ended June 30, 2023, due to the aforementioned significant increases in the market interest rates beginning in March 2022 and continuing through the current period.

Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30, 2023 vs June 30, 2022
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$864	$757	$1,621
Securities	85	177	262
Loans, net of unearned discount (1)	4,084	1,148	5,232
Total earning assets	5,033	2,082	7,115

Savings and interest-bearing demand	14	(8)	6
Money market deposit accounts	2,306	(232)	2,074
Time deposits	2,874	1,350	4,224
FHLB and other borrowings	409	(329)	80
Subordinated notes	110	-	110
Total interest-bearing liabilities	5,713	781	6,494

Changes in net interest income	$(680)	$1,301	$621

(1)	Average loans include non-accrual.

Net interest income increased $621,000, or 4.7%, from $13.2 million for the six months ended June 30, 2022 to $13.9 million for the six months ended June 30, 2023. The increase in net interest income was primarily due to the increase the average yield on loans, and to a lesser extent, the increase in average volume of loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), partly offset by the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases by the Federal Reserve. Net interest margin for the six months ended June 30, 2023 and 2022 was 4.65% and 5.01%, respectively, a decrease of 36 basis points.

The average volume of interest-earning assets increased $68.7 million, or 12.9%, from $532.6 million for the six months ended June 30, 2022, to $601.3 million for the six months ended June 30, 2023. The average volume of interest-bearing deposits and federal funds sold increased $31.6 million, or 79.1%, from $40.0 million for the six months ended June 30, 2022, to $71.6 million for the six months ended June 30, 2023. The increase in the average volume was primarily due to deposits from a customer relationship that sold their business during the six months ended June 30, 2023 and deposited the proceeds from the sale into their deposit accounts at the Bank. The deposits from the sale proceeds were subsequently withdrawn during the three months ended June 30, 2023. The average volume of securities increased $8.8 million, or 21.1%, from $41.9 million for the six months ended June 30, 2022, to $50.7 million for the six months ended June 30, 2023. The average volume of loans increased $28.2 million, or 6.3%, from $450.8 million for the six months ended June 30, 2022, to $479.0 million for the six months ended June 30, 2023. The increase in the average volume of loans included an increase of $42.2 million for organic loan growth, partly offset by a $14.0 million decrease of Paycheck Protection Program (“PPP”) loans. The average yield on interest-earning assets increased 173 basis points from 5.70% for the six months ended June 30, 2022 to 7.43% for the six months ended June 30, 2023. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the FOMC repeatedly raising their target benchmark interest rate beginning in March 2022 and continuing through the current period. The average yield for loans increased 182 basis points from 6.36% for the six months ended June 30, 2022 to 8.18% for the six months ended June 30, 2023. During the six months ended June 30, 2022, we recognized $175,000 in PPP loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans for the six months ended June 30, 2022. All outstanding PPP loan balances were paid off during the second quarter of 2022 and therefore, there were no PPP loan related interest or deferred fees recognized for the six months ended June 30, 2023. The average yield on interest-bearing deposits increased 436 basis points from 0.47% for the six months ended June 30, 2022, to 4.83% for the six months ended June 30, 2023, and the average yield on securities increased 41 basis points from 3.62% for the six months ended June 30, 2022, to 4.03% for the six months ended June 30, 2023.

The average volume of interest-bearing liabilities increased $44.7 million, or 11.6%, from $383.9 million for the six months ended June 30, 2022, to $428.6 million for the six months ended June 30, 2023. The average volume of interest-bearing deposits increased $57.0 million, or 16.0%, from $355.4 million for the six months ended June 30, 2022, to $412.4 million for the six months ended June 30, 2023. The average interest rate paid on interest-bearing liabilities increased 269 basis points from 0.92% for the six months ended June 30, 2022, to 3.61% for the six months ended June 30, 2023. The average interest rate paid on interest-bearing deposits increased 296 basis points from 0.95% for the six months ended June 30, 2022, to 3.91% for the six months ended June 30, 2023. The average volume of non-interest bearing deposits increased $7.4 million, or 7.5%, from $98.1 million for the six months ended June 30, 2022 to $105.5 million for the six months ended June 30, 2023. The average volume of FHLB and other borrowings decreased $12.3 million, or 74.6%, from $16.5 million for the six months ended June 30, 2022 to $4.2 million for the six months ended June 30, 2023, due to the decline in Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings related to the decrease in PPP loan balances. The average cost of FHLB and other borrowings increased 501 basis points from 0.42% for the six months ended June 30, 2022, to 5.43% for the six months ended June 30, 2023, due to the aforementioned significant increases in the market interest rates beginning in March 2022 through the current period and the decrease in PPPLF borrowings during the period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023			2022
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$49,531	$635	5.14%	$32,734	$73	0.89%
Securities	50,717	582	4.60	43,756	417	3.82
Loans, net of unearned discount (1)	478,586	10,037	8.41	449,289	7,014	6.26
Total earning assets	578,834	11,254	7.80	525,779	7,504	5.72
Cash and other assets	47,350			51,310
Allowance for credit losses	(5,849)			(4,322)
Total assets	$620,335			$572,767
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,602	15	0.48%	$17,952	11	0.25%
Money market deposit accounts	121,513	1,371	4.53	130,007	206	0.64
Time deposits	275,417	2,747	4.00	207,047	469	0.91
Total interest-bearing deposits	409,532	4,133	4.05	355,006	686	0.78
FHLB and other borrowings	1,139	16	5.63	6,964	11	0.63
Subordinated notes	12,000	282	9.43	12,000	219	7.32
Total interest-bearing liabilities	422,671	4,431	4.20	373,970	916	0.98
Non-interest-bearing deposits	86,274			99,754
Other liabilities	11,059			10,509
Total liabilities	520,004			484,233
Shareholders’ equity	100,331			88,534
Total liabilities and shareholders’ equity	$620,335			$572,767

Net interest income		$6,823			$6,588
Net interest spread			3.60%			4.74%
Net interest margin			4.73%			5.03%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023			2022
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$71,586	$1,715	4.83%	$39,973	$94	0.47%
Securities	50,702	1,014	4.03	41,873	752	3.62
Loans, net of unearned discount (1)	479,040	19,438	8.18	450,754	14,206	6.36
Total earning assets	601,328	22,167	7.43	532,600	15,052	5.70
Cash and other assets	47,897			50,685
Allowance for credit losses	(5,409)			(4,226)
Total assets	$643,816			$579,059
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,633	27	0.43%	$16,275	21	0.26%
Money market deposit accounts	120,849	2,401	4.01	132,542	327	0.50
Time deposits	278,872	5,212	3.77	206,617	988	0.96
Total interest-bearing deposits	412,354	7,640	3.74	355,434	1,336	0.76
FHLB and other borrowings	4,237	114	5.43	16,459	34	0.42
Subordinated notes	12,000	547	9.19	12,000	437	7.34
Total interest-bearing liabilities	428,591	8,301	3.91	383,893	1,807	0.95
Non-interest-bearing deposits	105,496			98,117
Other liabilities	10,779			9,998
Total liabilities	544,866			492,008
Shareholders’ equity	98,950			87,051
Total liabilities and shareholders’ equity	$643,816			$579,059

Net interest income		$13,866			$13,245
Net interest spread			3.52%			4.75%
Net interest margin			4.65%			5.01%

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

The following table presents the components of provision for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Provision for credit losses related to:
Loans	$717	$-	$760	$327
Held to maturity securities	-	-	-	-
Off-balance sheet credit exposures	(26)	-	10	-
Total	$691	$-	$770	$327

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and six months ended June 30, 2023 was driven by the loss rate and charge-offs. See “Allowance for Credit Losses” elsewhere in this discussion for further analysis of our provision for credit losses related to loans.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates. The credit provision for the three months ended June 30, 2023 was due to decreased outstanding loan commitments to fund.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Trust income	$1,586	$1,557	$3,099	$3,154
Gain on sale of loans	-	-	581	-
Advisory income	3,709	3,358	7,160	6,932
Brokerage income	1,889	3,712	3,779	6,183
Service fees and other income	2,172	1,889	5,389	4,105
Rental income	76	88	126	189
Total	$9,432	$10,604	$20,134	$20,563

Total non-interest income for the three and six months ended June 30, 2023 decreased $1.2 million, or 11.1%, and $429,000, or 2.1%, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and six months ended June 30, 2023 increased $29,000, or 1.9%, and decreased $55,000, or 1.7%, compared to the same periods in the prior year. The increase in trust income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to increases in our assets under management primarily due to a recovery in asset valuations. The decrease in trust income for the six months ended June 30, 2023 compared to the same period in the prior year was due to a decrease in asset values early in 2023 compared to the same period in the prior year, which reduced trust income. This decrease in trust income early in 2023 overcame the increase in trust income during the three months ended June 30, 2023, resulting in overall lower net income over the six months ended June 30, 2023 compared to the same period in the prior year. This volatility in trust income could continue due to several factors, including the impacts of geo-political instability related to the war in Ukraine, regulatory action, including the increases to date and potential further increases in market interest rates by the Federal Reserve aimed at tempering inflation, and the potential for continued supply-chain disruptions, all of which are likely to impact the bond and equity markets, or other factors. This volatility could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. For the three and six months ended June 30, 2023, advisory income increased $351,000, or 10.5%, and $228,000, or 3.3%, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to increases in our advisory assets between the two periods, primarily to net asset inflows, as well as market appreciation of our advisory assets. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. Volatility related to regulatory action, including the effects of inflation and of increases in market interest rates by the Federal Reserve aimed at tempering inflation, as well as supply chain disruptions related to geo-political instability, including the ongoing war in Ukraine, are likely to impact the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA and U.S. Department of Agriculture (“USDA”) loan portfolios. There was no gain on sale of loans during the three months ended June 30, 2023 and 2022. Gain on sale of loans increased $581,000 during the six months ended June 30, 2023, resulting from the sale of $5.8 million of USDA loans, over the same period in the prior year, when there were no loans sold and therefore no gain on sale of loans.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three and six months ended June 30, 2023 decreased $1.8 million, or 49.1%, and $2.4 million, or 38.9%, compared to the same periods in the prior year. The majority of the decrease was related primarily to a decrease of $1.7 million and $2.2 million in private placements income during the three and six months ended June 30, 2023, respectively, over the same periods in the prior year, combined with an increase of $315,000 and a decrease of $132,000, in syndicate income during the three and six months ended June 30, 2023, respectively, over the same periods in the prior year related to increases in interest rates which have had a dampening effect on offering activity. In addition, fees from options trading during the three and six months ended June 30, 2023 decreased $240,000 and $339,000, respectively, and fees from general over-the-counter trading decreased $338,000 and $402,000, respectively, over the same periods in the prior year. There were other less material decreases in other brokerage fees for the three and six months ended June 30, 2023 over the same periods in the prior year netting to $175,000 and $276,000, respectively. These decreases were partially offset by increases in income from federated rebates of $314,000 and $778,000 during the three and six months ended June 30, 2023, respectively, and an increase in margin participation of $166,000 during the six months ended June 30, 2023, which are closely tied to increases in interest rates prompted by increases to the target benchmark interest rate by the FOMC over the past year. Expectations of economic disruption related to regulatory action with respect to interest rates and to geo-political factors among other factors, could lead to continued stagnant offering activity given price uncertainty in the face of volatile markets and the potential for interest rates to remain high in the mid-term, which amount to additional risks for companies considering offering activity.

The table below reflects a rollforward of our client assets from June 30, 2022 through June 30, 2023, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2021 through June 30, 2023. Our brokerage and advisory assets experienced an increase of approximately $899.1 million, or 18.1%, between June 30, 2022 and June 30, 2023, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2021	$5,609,312
Client inflows	1,750,576
Client outflows	(1,247,399)
Net flows	503,177
Market depreciation	(1,135,447)
As of June 30, 2022	$4,977,042
Client inflows	1,305,202
Client outflows	(1,072,013)
Net flows	233,189
Market depreciation	(10,760)
As of December 31, 2022	$5,199,471
Client inflows	1,190,825
Client outflows	(764,418)
Net flows	426,407
Market appreciation	433,325
As of June 30, 2023	$6,059,203

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three and six months ended June 30, 2023 increased $283,000, or 15.0%, and $1.3 million, or 31.3%, respectively, compared to the same periods in the prior year. The increases were primarily the result of increases in pension administration fees of $210,000 and $809,000, related to increases in the amount of work billed during the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year, and an increase in other income from the recovery of unclaimed funds at Sanders Morris of $264,000 during the six months ended June 30, 2023. In addition, during the three and six months ended June 30, 2023, loan service fees increased $45,000 and $144,000, respectively, consulting fees at Sanders Morris increased $14,000 and $45,000, respectively, and other immaterial fluctuations netted to increases of $15,000 and $22,000, respectively, compared to the same periods in the prior year.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and six months ended June 30, 2023 decreased $13,000, or 13.6%, and $62,000, or 32.8%, compared to the same periods in the prior year. The decrease was primarily due to transition time between tenants.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Salaries and employee benefits	$7,641	$7,879	$15,503	$15,335
Occupancy and equipment	476	422	946	873
Trust expenses	511	560	1,063	1,158
Brokerage and advisory direct costs	472	498	943	1,026
Professional fees	539	353	1,062	753
Data processing	198	221	406	390
Other	1,867	1,346	3,449	2,703
Total	$11,704	$11,279	$23,372	$22,238

Total non-interest expense for the three and six months ended June 30, 2023, increased $424,000, or 3.8%, and $1.1 million, or 5.1%, respectively, compared to the same periods in the prior year, due to fluctuations in salaries and employee benefits and data processing expense and increases in occupancy expense, professional fees, data processing expense and other expenses, which were partially offset by decreases trust expenses and brokerage. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2023 decreased $238,000, or 3.0%, and increased $168,000, or 1.1%, compared to the same periods in the prior year. The decrease during the three months ended June 30, 2023 was due to a decrease in our Other Financial Services segment, primarily at Sanders Morris, where a decrease in brokerage activity decreased bonuses and independent broker commissions by $960,000 and $76,000, respectively, offsetting increases in salaries and other related payroll expenses related to merit increases and an increase in headcount at Tectonic Advisors, primarily in our technology team, of $332,000, and other immaterial fluctuations. This net decrease for the three months ended June 30, 2023 was offset by increases in our Banking and Holdco segments compared to the same period in the prior year. In our Banking segment, salaries and other related payroll costs increased $555,000, partially offset by a decrease in bonuses at the Bank of $154,000, primarily related to a decrease in lending activity in our SBA team compared to the same period in the prior year. In our Holdco segment, salaries and benefits costs increased $35,000, related to increases in headcount and merit raises and bonuses compared to the three months ended June 30, 2022. The increase during the six months ended June 30, 2023 was primarily due to increases in our Banking and Holdco segments, which overcame a decrease at our Other Financial Services segment, again primarily related to a decrease in brokerage activity at Sanders Morris decreased bonuses and commissions by $1.3 million, offsetting increases in salaries and other payroll costs of $676,000 in that segment. In our Banking segment, salaries and other payroll related costs increased $1.2 million, offsetting a decrease in bonuses of $475,000 which was primarily related to the Bank’s SBA team, where activity and therefore bonuses during the same period in the prior year were higher. In our Holdco segment, salaries and benefits increased $144,000 related to an increase in headcount and to merit raises and bonuses compared to the six months ended June 30, 2022.

Occupancy and equipment expense. Occupancy and equipment expenses for the three and six months ended June 30, 2023 increased $54,000, or 12.8%, and $73,000, or 8.4%, compared to the same periods in the prior year. The increases were primarily related to increases in rent at Sanders Morris’s Houston office and Tectonic’s Frisco office totaling $29,000 and $33,000 for the three and six months ended June 30, 2023, respectively. In addition, rent expense at the Bank’s Nolan division increased $12,000 for each the three and six months ended June 30, 2023 compared to the same period in the prior year. The increase for the three and six months ended June 30, 2023 in telephone expense of $12,000 and $17,000, respectively, compared to the same periods in the prior year is due to the change in the telephone carrier in May 2023 for the Company overall. Increases in parking of $4,000 and $9,000, respectively, were related to an increase in spaces allocated and increases in the amounts charged. There were miscellaneous increases of $5,000 and $18,000, respectively, for the three and six months ended June 30, 2023 compared to the same period in the prior year.

Trust expenses. Trust expenses are incurred in our Other Financial Services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and six months ended June 30, 2023 decreased $49,000, or 8.8%, and $95,000, or 8.2%, compared to the same periods in the prior year due to a decrease in the value of trust assets for the three and six months ended June 30, 2023 over the value during the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and six months ended June 30, 2023 decreased $26,000, or 5.2%, and $83,000, or 8.1%, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2023 related primarily to decreases in clearing fees at Sanders Morris of $23,000 and $90,000, respectively, decreases in referral fees at Sanders Morris of $14,000 and $21,000, respectively, and a decrease in execution charges at Sanders Morris of $4,000 for the three months ended June 30, 2023. These decreases for the three and six months ended June 30, 2023 were offset by increases in fees for information services of $12,000 and $26,000, respectively, and increases in service fees of $3,000 and $2,000, respectively, compared to the same periods in the prior year.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and six months ended June 30, 2023, increased $186,000, or 52.7%, and $309,000, or 41.0%, compared to the same periods in the prior year. The increases for the three and six months ending June 30, 2023, were the result of increases in our Holdco segment of $117,000 and $207,000, respectively, primarily due to consulting fees for projects involving robotic process automation, increases in our Banking segment of $47,000 and $105,000, respectively, primarily related to collections efforts on past due loans and various other matters, including our regulatory filings. There were also increases in our Other Financial Services segment of $22,000 for the three months ended June 30, 2023 due to increase in consulting, actuarial, and auditing fees at the Bank’s Nolan division, which were offset by other individually immaterial fluctuations elsewhere in this segment.

Data processing. Data processing includes costs related to the Company’s data operating systems. Data processing expense for the three months ended June 30, 2023, decreased $23,000, or 10.4%, compared to the same period in the prior year. The decrease was the result of a decrease of $29,000 in our Banking segment, offset by an increase of $6,000 in our Other Financial Services segment. The decrease in our Banking segment was related to deconversion costs for the bank’s core system recorded during the second quarter of 2022, along with general decreases in other data processing services. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s trust division of $8,000 which was offset by a decrease at the Bank’s Nolan division of $3,000. Data processing expenses for the six months ended June 30, 2023, increased $16,000, or 4.1%, compared to the same period in the prior year. The increase was the result of an increase of $19,000 in our Other Financial Services segment, which is related to an increase in costs at the Bank’s trust division of $18,000 and an increase at the Bank’s Nolan division of $1,000, offset by a decrease in our Banking segment of $3,000, due to the deconversion costs for the Bank’s core system recorded during the second quarter of 2022, partly offset by increased costs with the addition of a wire exchange service during the second quarter of 2022.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and six months ended June 30, 2023, increased $521,000, or 38.7% and $746,000, or 27.6%, compared to the same periods in the prior year. The increases for the three months ended June 30, 2023, included increases of $262,000, $213,000 and $46,000 in our Banking, Other Financial Services and Holdco segments, respectively. The increase of $262,000 in our Banking segment included an increase of $154,000 for recruitment fees, $84,000 for software development, and other individually smaller fluctuations which increased other expenses by $25,000. The increase of $213,000 in our Other Financial Services segment was related to a net increase of $30,000 in software, licenses, and computer services related to technology initiatives across the company, an increase in our marketing, advertising and public relations costs of $168,000, which includes marketing initiatives at Tectonic Advisors related to assets under management attributable to Cain Watters clients, and other marketing initiatives across the Company, as well as increases in employee recruitment of $26,000, offset by other individually smaller fluctuations which decreased other expenses by $12,000. The increase of $46,000 in our Holdco segment was primarily the result of an increase of $49,000 software, licenses, and computer services related to technology initiatives across the company, offset by a decrease in marketing and public relations initiatives across the Company, as well as other immaterial fluctuations netting to a $37,000 increase compared to the same period in the prior year. The increases for the six months ended June 30, 2023, included increases of $302,000, $408,000 and $36,000 in our Banking, Other Financial Services and Holdco segments, respectively. The increase of $302,000 in our Banking segment included an increase of $140,000 for recruitment fees, primarily attributable to our lending and Integra divisions, $137,000 for software development in our lending and Integra factoring divisions, and other individually smaller fluctuations which increased other expenses by $26,000. The increase of $407,000 in our Other Financial Services segment was related to a net increase of $79,000 in software, licenses, and computer services related to technology initiatives across the company, an increase in our marketing, advertising and public relations costs of $217,000, which includes marketing initiatives at Tectonic Advisors related to assets under management attributable to Cain Watters clients, and other marketing initiatives across the Company, as well as increases in employee recruitment of $52,000, offset by other individually smaller fluctuations which decreased other expenses by $60,000. The increase of $36,000 in our Holdco segment was primarily the result of an increase of $86,000 software, licenses, and computer services related to technology initiatives across the Company, offset by a decrease in marketing and public relations initiatives across the Company of $115,000, as well as other immaterial fluctuations netting to a $65,000 increase compared to the same period in the prior year.

Income Taxes

Income tax expense for the three and six months ended June 30, 2023 was approximately $839,000 and 2.1 million, respectively, compared to $1.2 million and $2.2 million, respectively, for the same periods in the prior year. The effective income tax rate was 21.7% and 21.5% for the three and six months ended June 30, 2023, compared to 19.8% and 19.7%, respectively, for the same periods in the prior year. The effective rates differed due to the effect of nondeductible expenses related to stock options, which resulted in a lower effective income tax rate during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2023.

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

Our Other Financial Services segment includes Tectonic Advisors, Sanders Morris, the Bank’s trust division, which includes the Bank’s Nolan division and a participant directed recordkeeping team, and HWG. Through these business divisions, we offer investment advisory and brokerage services to individuals and businesses, private trust services, and financial management services, including personal wealth management, retirement plan design and administrative services, and insurance brokerage services.

Our HoldCo segment includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. Our principal source of revenue is dividends from our subsidiaries.

The following table presents key metrics related to our segments as of the periods indicated:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,481	$9,056	$(282)	$16,255	$15,674	$18,873	$(547)	$34,000
Income (Loss ) Before Taxes	$2,481	$2,409	$(1,030)	$3,860	$6,497	$5,304	$(1,943)	$9,858

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,144	$10,252	$(204)	$17,192	$14,276	$19,955	$(423)	$33,808
Income (Loss ) Before Taxes	$3,524	$3,139	$(750)	$5,913	$6,656	$6,011	$(1,424)	$11,243

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and six months ended June 30, 2023 decreased $1.0 million, or 29.6%, and $159,000, or 2.4%, respectively, compared to the same periods in the prior year. The decrease during the three months ended June 30, 2023 was primarily the result of a $691,000 increase in the provision for credit losses and a $689,000 increase in non-interest expense, partly offset by a $298,000 increase in net interest income and a $39,000 increase in non-interest income. The decrease during the six months ended June 30, 2023 was primarily the result of a $443,000 increase in the provision for credit losses and a $1.1 million increase in non-interest expense, partly offset by a $730,000 increase in net interest income and a $668,000 increase in non-interest income.

Net interest income for the three and six months ended June 30, 2023 increased $298,000, or 4.4%, and $730,000, or 5.3%, respectively, compared to the same periods in the prior year. The increase in net interest income was primarily due to the increase in the average volume and the average yield on loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), partly offset by the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases by the Federal Reserve. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for credit losses totaled $691,000 for the three months ended June 30, 2023. There was no provision for the same period in the prior year. The provision for credit losses for the six months ended June 30, 2023 totaled $770,000, compared to $327,000 for the same period in the prior year. The increase was primarily a result of loan charge-offs and an increase in loan volume during the three months ended June 30, 2023. See “Provision for Credit Losses” and “Allowance for Credit Losses” included elsewhere in this discussion for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three months ended June 30, 2023 increased $39,000, or 11.6%, compared to the same period in the prior year, primarily due to a $45,000 increase in loan servicing fees and a $6,000 increase in deposit and factoring fees, partly offset by a $13,000 decrease in rental income. Non-interest income for the six months ended June 30, 2023 increased $668,000, or 112.6%, compared to the same period in the prior year. The increase was primarily due to a $581,000 gain on sale of a USDA loan during the six months ended June 30, 2023, and a $144,000 increase in loan servicing income, which was primarily the result of remaining amortization of servicing rights that was expensed for loans that paid off during the six months ended June 30, 2022 and a $35,000 credit allowance to the servicing rights valuation during the six months ended June 30, 2023. The increases were partly offset by a $62,000 decrease in rental income due to transition time between tenants. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2023 increased $689,000, or 19.0%, and $1.1 million, or 15.3%, respectively, compared to the same periods in the prior year. Salaries and employee benefits increased $401,000 for the three months ended June 30, 2023, including $555,000 for annual merit increases and increases in staff, partly offset by a $154,000 decrease in incentive bonuses, and increased $694,000 for the six months ended June 30, 2023, including $1.2 million for annual merit increases and increases in staff, partly offset by a $475,000 decrease in incentive bonuses. Occupancy and equipment expense increased $8,000 and $15,000 for the three and six months ended June 30, 2023, respectively, due primarily to increase in telephone expense for change in carrier. Professional fees increased $47,000 and $106,000, for the three and six months ended June 30, 2023, respectively, primarily including $22,000 and $96,000, respectively, for legal primarily for loan collections and various other matters, and $23,000 and $9,000, respectively, for audit fees. Data processing expense decreased $29,000 and $3,000 for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 was primarily related to deconversion costs for the bank’s core system recorded during the second quarter of 2022, and for the six months ended June 30, 2023 was due to the deconversion costs for the bank’s core system recorded during the second quarter of 2022, partly offset by increased cost with the addition of a wire exchange service during the second quarter of 2022. Other expenses increased $262,000 and $302,000 for the three and six months ended June 30, 2023, respectively, which included increases of $154,000 and $140,000, respectively, for employee recruitment fees primarily attributable to our lending and Integra divisions, $84,000 and $137,000, respectively for software development primarily in our lending and Integra divisions, and $67,000 and $66,000, respectively, for FDIC insurance premiums related to increase in base rate during the second quarter of 2023, partly offset by decreases of $40,000 and $62,000 for other real estate owned, and other various fluctuations which net decreased other expenses $3,000 for the three months ended June 30, 2023, and increased other expenses $21,000 for the six months ended June 30, 2023. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and six months ended June 30, 2023 decreased $730,000, or 23.3%, and $707,000, or 11.8%, respectively, compared to the same periods in the prior year. The decreases were the result of decreases of $1.2 million and $1.1 million in non-interest income during the three and six months ended June 30, 2023, respectively, which were partially offset by decreases of $466,000 and $375,000, respectively, in non-interest expense.

Non-interest income for the three and six months ended June 30, 2023 decreased $1.2 million, or 11.7%, and $1.1 million, or 5.4%, compared to the same periods in the prior year. The decreases were the primarily due to decreases in brokerage income totaling $1.8 million and $2.4 million, respectively, related to a sharp decrease in commissions earned from private placement and general brokerage activity for the three and six months ended June 30, 2023 compared to those in the same period in the prior year. In addition, trust income decreased $55,000 during the six months ended June 30, 2023, primarily from decreases in asset values due to volatility during the period, which were not overcome from the increases in asset values during the three months ended June 30, 2023. These decreases in brokerage income and trust income were partially offset by increases in advisory income totaling $351,000 and $228,000, respectively, related to net inflows and increases in market values of our assets under management, and increases in services fees and other income of $247,000 and $1.1 million, respectively, which were primarily related to increases in third party pension administration fees from the Bank’s Nolan division of $210,000 and $809,000, respectively, related to an increase in work completed compared to the timing of work during the same periods in the prior year, and a recovery of unclaimed funds at Sanders Morris of $264,000 during the six months ended June 30, 2023. In addition, trust income increased $29,000 during the three months ended June 30, 2023, related to market increases in our assets under management. The general instability around the economy and the future direction of interest rates continues to dampen offering activity. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2023 decreased $466,000, or 6.6%, and $375,000, or 2.7%, compared to the same periods in the prior year. The decreases for the three and six months ended June 30, 2023 were primarily related to decreases in salaries and employee benefits of $674,000 and $670,000, respectively, and brokerage and advisory direct costs of $26,000 and $83,000, respectively, as well as decreases in trust expenses of $49,000 and $95,000, respectively. The decreases in salaries and employee benefits expense and brokerage and advisory direct costs were primarily the result of decreases in brokerage and offering activity at Sanders Morris, which reduced commissions earned and related expenses. The decrease in trust expense was due to decreases in market values of trust assets at the Bank, on which those fees are based, compared to the same periods in the prior year. For the three and six months ended June 30, 2023, these decreases were partially offset by increases in other expenses of $213,000 and $408,000, respectively, and in occupancy and equipment expense of $42,000 and $50,000. There were less material increases to data processing expense and professional fees. The increases to other expenses were driven by increases in technology initiatives and marketing initiatives and growth in headcount across the segment. During the three and six months ended June 30, 2023, marketing expense overall increased $168,000 and $219,000, respectively, primarily related to marketing sharing initiatives at Tectonic Advisors related to assets under management of clients of Cain Watters, and computer and software expenses increased $36,000 and $97,000, respectively, related to technology initiatives and increases in headcount across the segment, and employee recruitment expense increased $26,000 and $52,000. These increases in other expenses were offset by decreases in office expense of $51,000 and $62,000 for the three and six months ended June 30, 2023, respectively, primarily at Sanders Morris, related to the decreases in brokerage and offering activity. The increases in occupancy and equipment expenses for the three and six months ended June 30, 2023 were driven by increases in rent at Sanders Morris’s Houston office and Tectonic Advisors’ relocation in late March 2023 to offices in Frisco, Texas, totaling $29,000 and $33,000, respectively. In addition, rent expense at the Bank’s Nolan division increased $12,000 for each the three and six months ended June 30, 2023 compared to the same periods in the prior year. Data processing expenses in our Other Financial Services segment had less material increases of $6,000 and $19,000 for the three and six months ended June 30, 2023, respectively, related primarily to increases in headcount and technology initiatives. Professional fees increased $22,000 and decreased $3,000 during the three and six months ended June 30, 2023, respectively. The increase for the three months ended June 30, 2023, was due to an increase in legal fees at Sanders Morris related to due diligence on a potential offering, and the decrease for the six months ended June 30, 2023 was related to increases in audit and tax fees and the legal expense mentioned above, offset by a decrease in actuarial fees and other professional fees at the Bank’s Nolan division. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The loss before taxes for the three and six months ended June 30, 2023 increased $279,000, or 37.2% and $519,000, or 36.4%, respectively, compared to the same periods in the prior year. The increase in the loss for the three and six months ended June 30, 2023 was due to increases in interest expense of $63,000 and $109,000, respectively, and a decrease in service fees and other income of $15,000 for each period, compared to the same periods in the prior year. Non-interest expense increased $201,000 and $395,000 for the three and six months ended June 30, 2023, primarily due to increases in salaries and employee benefits of $35,000 and $144,000, respectively, professional fees of $117,000 and $207,000, respectively, and modest increases in occupancy and equipment expense of $4,000 and $8,000, respectively. The increases in interest expense was solely due to increases in interest rates on our subordinated debt. The increases in salaries and employee benefits were related to an increase in headcount as well as increases in salaries, bonuses, benefits cost, and related payroll taxes. The increases in professional fees were related to an increase in audit and tax consulting fees of $71,000 and $31,000, respectively, due to increases related to inflation in the price of these services, as well as to an increase in complexity of our operations, and an increase in consulting fees for process automation services related to technology initiatives. See also the analyses of non-interest income and non-interest expense included in the respectively titled sections above.

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

As of June 30, 2023, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Securities, restricted consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of June 30, 2023 and December 31, 2022, and FHLB stock, having an amortized cost and fair value of $1.9 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of June 30, 2023		As of December 31, 2022
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,923	$3,893	$1,990	$1,953
U.S. government agencies	15,679	13,325	15,715	13,088
Mortgage-backed securities	4,882	4,582	5,925	5,592
Total securities available for sale	$24,484	$21,800	$23,630	$20,633

Securities held to maturity:
Property assessed clean energy	$1,379	$1,517	$1,596	$1,722
Public improvement district/TIRZ	22,848	23,959	23,666	24,760
Total securities held to maturity	$24,227	$25,476	$25,262	$26,482

Securities, restricted:
Other	$4,125	$4,125	$3,496	$3,496

Securities not readily marketable	$100	$100	$100	$100

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses on available for sale securities was recognized as of June 30, 2023.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of June 30, 2023. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasuries	$3,923	4.40%	$-	-%	$-	-%	$-	-%	$3,923	4.40%
U.S. government agencies	-	-%	10,997	0.94%	1,093	1.22%	3,589	0.83%	15,679	0.94%
Mortgage-backed securities	-	-%	1,787	3.23%	1,080	2.78%	2,015	3.66%	4,882	3.31%
Total	$3,923	4.40%	$12,784	1.26%	$2,173	2.00%	$5,604	1.85%	$24,484	1.96%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$-	-%	$1,379	7.15%	$1,379	7.15%
Public improvement district/TIRZ	-	-%	1,401	4.12%	-	-%	21,447	6.26%	22,848	6.13%
Total	$-	-%	$1,401	4.12%	$-	-%	$22,826	6.32%	$24,227	6.19%

Loan Portfolio Composition

Total loans excluding allowance for credit losses, increased $15.4 million to $465.7 million at June 30, 2023, compared to $450.3 million at December 31, 2022. SBA loans comprise the largest group of loans in our portfolio totaling $263.4 million, or 56.6%, of the total loans at June 30, 2023, compared to $258.3 million, or 57.4% of the total loans at December 31, 2022. Commercial and industrial loans totaled $82.5 million, or 17.7%, of the total loans at June 30, 2023, compared to $92.9 million, or 20.6% of the total loans at December 31, 2022. Commercial and construction real estate loans totaled $86.0 million, or 18.5%, of the total loans at June 30, 2023, compared to $67.8 million, or 15.1% of the total loans at December 31, 2022.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	June 30, 2023		December 31, 2022
Commercial and industrial	$82,456	17.7%	$92,946	20.6%
Consumer installment	1,015	0.2	1,058	0.2
Real estate – residential	7,156	1.6	5,566	1.2
Real estate – commercial	73,411	15.8	63,924	14.2
Real estate – construction and land	12,579	2.7	3,873	0.9
SBA 7(a) guaranteed	161,340	34.6	149,374	33.2
SBA 7(a) unguaranteed	56,718	12.2	56,268	12.5
SBA 504	45,346	9.7	52,668	11.7
USDA	2,130	0.5	2,235	0.5
Factored Receivables	23,552	5.0	22,420	5.0
Total Loans	$465,703	100.0%	$450,332	100.0%

	Maturity Distribution of Loan Portfolio at June 30, 2023
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$3,836	$13,492	$65,128	$-	$82,456
Consumer installment	409	606	-	-	1,015
Real estate – residential	1,314	5,708	-	134	7,156
Real estate – commercial	32,791	34,706	4,324	1,590	73,411
Real estate – construction and land	12,579	-	-	-	12,579
SBA 7(a) guaranteed	143,080	9,361	2,884	6,015	161,340
SBA 7(a) unguaranteed	47,827	5,875	858	2,158	56,718
SBA 504	25,514	17,297	2,535	-	45,346
USDA	2,130	-	-	-	2,130
Factored Receivables	23,552	-	-	-	23,552
Total	$293,032	$87,045	$75,729	$9,897	$465,703

	Loans Due After One Year at June 30, 2023
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$76,035	$2,585	$78,620
Consumer installment	606	-	606
Real estate – residential	4,631	1,211	5,842
Real estate – commercial	6,809	33,811	40,620
Real estate – construction and land	-	-	-
SBA 7(a) guaranteed	10,086	8,174	18,260
SBA 7(a) unguaranteed	3,518	5,373	8,891
SBA 504	-	19,832	19,832
USDA	-	-	-
Factored Receivables	-	-	-
Total	$101,685	$70,986	$172,671

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	June 30, 2023		December 31, 2022
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – residential	$133	0.02%	$138	0.02%
SBA guaranteed	1,738	0.28	2,221	0.36
SBA unguaranteed	203	0.03	107	0.02
Total non-accrual loans	2,074	0.33	2,466	0.40
Real estate – residential past due 90 days	-	-	206	0.03
Factored receivables past due 90 days	60	0.01	132	0.02
Foreclosed assets	-	-	-	-
Total non-performing assets	$2,134	0.34%	$2,804	0.45%

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

Management qualitatively adjusts model results for risk factors (“Q-Factor”) that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) staff experience; (iii) changes in volume and trends in classified loans, delinquencies and nonaccruals; (iv) concentration risk; (v) trends in underlying collateral values; (vi) external factors such as competition, legal and regulatory environment; and (vii) economic conditions.

Upon the adoption of ASC 326 effective on January 1, 2023, the total amount of the allowance for credit losses on loans estimated using the CECL methodology increased $1.4 million compared to the total amount of the allowance for credit losses on loans estimated as of December 31, 2022 using the prior incurred loss model under GAAP.

The following table sets forth the allocation of the allowance for credit losses as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	June 30, 2023		December 31, 2022
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$2,454	17.7%	$1,301	20.6%
Consumer installment	21	0.2	14	0.2
Real estate – residential	57	1.5	79	1.2
Real estate – commercial	613	15.8	899	14.2
Real estate – construction and land	51	2.7	55	0.9
SBA	2,329	56.6	1,505	57.4
USDA	18	0.5	52	0.5
Factored Receivables	595	5.0	608	5.0
Total allowance for credit losses	$6,138	100.0%	$4,153	100.0%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the period indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30		June 30
(In thousands, except percentages)	2023	2022	2023	2022
Average loans outstanding	$478,586	$449,289	$479,040	$450,754
Gross loans held for investment outstanding at end of period	$465,703	$428,946	$465,703	$428,946
Allowance for credit losses at beginning of period	$5,873	$4,354	$4,513	$4,152
Impact of adopting ASC 326	-	-	1,390	-
Provision for credit losses	717	-	760	327
Charge offs:
Commercial and industrial	-	30	-	30
SBA 7(a)	328	-	328	42
Factored Receivables	190	108	298	212
Total charge-offs	518	138	626	284
Recoveries:
SBA 7(a)	13	7	17	11
Factored Receivables	53	12	84	29
Total recoveries	66	19	101	40
Net charge-offs	(452)	(119)	(525)	(244)
Allowance for credit losses at end of period	$6,138	$4,235	$6,138	$4,235
Ratio of allowance for loans to end of period loans	1.32%	0.99%	1.32%	0.99%
Ratio of net charge-offs to average loans	0.09%	0.03%	0.11%	0.05%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of June 30, 2023, deposits includes a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $5.0 million, or 1.0%, to $498.0 million as of June 30, 2023, as compared to $493.0 million as of December 31, 2022. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the six months ended June 30,
	2023			2022
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$105,496	20.4%	0.00%	$98,117	21.6%	0.00%
Savings and interest-bearing demand	12,633	2.4	0.43	16,275	3.6	0.26
Money market accounts	120,849	23.3	4.01	132,542	29.2	0.50
Time deposits	278,872	53.9	3.77	206,617	45.6	0.96
Total deposits	$517,850	100.00%	2.98%	$453,551	100.00%	0.59%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of June 30, 2023:

	As of June 30, 2023
(In thousands)	Insured	Uninsured	Total
Maturing
Three months or less	$39,318	$12,444	$51,762
Over three months to six months	73,642	16,453	90,095
Over six months to 12 months	60,047	30,059	90,106
Over 12 months	27,078	9,406	36,484
Total	$200,085	$68,362	$268,447

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Borrowings:
Subordinated notes	12,000	12,000
Total	$12,000	$12,000

The Company has a credit line with the FHLB with borrowing capacity of $55.4 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2023 and December 31, 2022.

The Company also has a credit line with the FRB with borrowing capacity of $47.2 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of June 30, 2023 and December 31, 2022.

As part of the BTFP, the FRB offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $23.4 million to provide additional liquidity to meet the needs of depositors as of June 30, 2023. The Company had no borrowings related to the BTFP as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at three month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Beginning July 1, 2023, in accordance with the Adjustable Interest Rate (LIBOR) Act and the rules promulgated by the Federal Reserve thereunder, the subordinated notes transitioned to an adjusted SOFR index.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $5.2 million, or 5.4%, to $101.7 million as of June 30, 2023, from $96.5 million as of December 31, 2022. The increase included net income of $7.7 million, $150,000 related to stock compensation expense, and $248,000 net after-tax increase in accumulated other comprehensive income and $100,000 related to the reduction in note receivable utilized to exercise stock options. The increases during the three and six months ended June 30, 2023 were partly offset by the $1.3 million impact of the adoption of ASC 326, the repurchase of common stock in the amount of $100,000 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $776,000 and $884,000, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	June 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$81,860	13.62%	$76,805	13.27%
Common Equity Tier 1 (to Risk Weighted Assets)	64,610	15.81	59,555	14.80
Tier 1 Capital (to Risk Weighted Assets)	81,860	20.03	76,805	19.09
Total Capital (to Risk Weighted Assets)	86,968	21.28	81,317	20.21

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$81,424	13.73%	$76,767	13.47%
Common Equity Tier 1 (to Risk Weighted Assets)	81,424	20.16	76,767	19.29
Tier 1 Capital (to Risk Weighted Assets)	81,424	20.16	76,767	19.29
Total Capital (to Risk Weighted Assets)	86,490	21.41	81,279	20.42

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of June 30, 2023, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of June 30, 2023 the Company had approximately $38.2 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of June 30, 2023, the Company’s borrowing capacity with the FHLB was $55.4 million based upon loan collateral pledged to the FHLB, of which none was utilized as of June 30, 2023.

The borrowing capacity on the discount line of credit with the FRB was $47.2 million, of which none was utilized as of June 30, 2023. During March 2023, the Federal Reserve created the BTFP, which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of June 30, 2023, securities with a par value of $23.4 million were pledged to the Federal Reserve under this program, none of which was borrowed against. In addition, the Company has approximately $154.7 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of June 30, 2023, we had commitments to extend credit and standby letters of credit of approximately $50.5 million and $162,000, respectively.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding commitments to extend credit and letters of credit detailed above. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. Upon adoption of ASC 326 on January 1, 2023, the impact of adoption was $238,000 to the allowance for credit losses on off-balance-sheet credit exposure, and subsequent to adoption we recognized a credit loss expense related to off-balance-sheet credit exposures totaling $10,000 for the six months ended June 30, 2023. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 11 – Commitments and Contingencies in the accompanying notes to consolidated financial statements.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of June 30, 2023:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	10.78
+100	5.39
-100	(3.28)
-200	(6.57)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is exposed to a number of risks when other financial institutions experience financial difficulties, which could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. The recent bank failures, including the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank during the first and second quarters of 2023, have resulted in significant market volatility among publicly traded bank holding companies and has caused uncertainty in the investor community and bank customers, generally. The recent bank failures may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. Management continues to monitor the ongoing events concerning the recent bank failures as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

TECTONIC FINANCIAL, INC.

Date: August 14, 2023	By:	/s/ A. Haag Sherman
A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage
Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer