Form 10-Q
period 2023-09-30
Tectonic Financial, Inc.
filed 2023-11-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of November 10, 2023 was 7,028,564 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,701	$8,549
Interest-bearing deposits	39,676	32,562
Federal funds sold	1,357	1,044
Total cash and cash equivalents	47,734	42,155
Securities available for sale	21,366	20,633
Securities held to maturity	24,186	25,262
Securities, restricted at cost	4,150	3,496
Securities, not readily marketable	317	100
Loans held for sale	15,433	33,902
Loans, net of allowance for credit losses of $5,998 and $4,513, respectively	473,196	445,819
Bank premises and equipment, net	4,829	4,629
Core deposit intangible, net	412	569
Goodwill	21,440	21,440
Deferred tax asset	1,001	636
Other assets	15,228	13,895
Total assets	$629,292	$612,536

LIABILITIES
Demand deposits:
Non-interest-bearing	$86,875	$94,187
Interest-bearing	156,422	137,148
Time deposits	257,279	261,690
Total deposits	500,576	493,025
Subordinated notes	12,000	12,000
Other liabilities	11,849	11,013
Total liabilities	524,425	516,038
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at each of September 30, 2023 and December 31, 2022)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,094,453 shares issued at each of September 30, 2023 and December 31, 2022 and 7,063,564 and 7,068,884 shares outstanding at September 30, 2023 and December 31, 2022, respectively	71	71
Additional paid-in capital	51,071	50,695
Treasury stock, at cost; 30,889 shares and 25,569 shares as of September 30, 2023 and December 31, 2022, respectively	(581)	(481)
Retained earnings	56,694	48,564
Accumulated other comprehensive loss	(2,405)	(2,368)
Total shareholders’ equity	104,867	96,498
Total liabilities and shareholders’ equity	$629,292	$612,536

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and share amounts)	2023	2022	2023	2022
Interest Income
Loan, including fees	$10,590	$7,877	$30,028	$22,083
Securities	513	538	1,527	1,290
Federal funds sold	12	4	31	5
Interest-bearing deposits	578	193	2,274	286
Total interest income	11,693	8,612	33,860	23,664
Interest Expense
Deposits	4,788	1,378	12,428	2,714
Borrowed funds	339	242	1,000	713
Total interest expense	5,127	1,620	13,428	3,427
Net interest income	6,566	6,992	20,432	20,237
Provision for credit losses	(38)	150	732	477
Net interest income after provision for credit losses	6,604	6,842	19,700	19,760
Non-interest Income
Trust income	1,664	1,470	4,764	4,624
Gain on sale of loans	-	-	581	-
Advisory income	3,643	3,317	10,803	10,249
Brokerage income	1,986	2,430	5,765	8,614
Service fees and other income	2,740	2,338	8,129	6,442
Rental income	92	79	218	268
Total non-interest income	10,125	9,634	30,260	30,197
Non-interest Expense
Salaries and employee benefits	7,614	7,717	23,117	23,053
Occupancy and equipment	499	394	1,445	1,265
Trust expenses	648	537	1,711	1,695
Brokerage and advisory direct costs	497	488	1,440	1,514
Professional fees	367	298	1,428	1,051
Data processing	241	203	647	593
Other	1,537	1,224	4,987	3,927
Total non-interest expense	11,403	10,861	34,775	33,098
Income before Income Taxes	5,326	5,615	15,185	16,859
Income tax expense	1,156	1,154	3,280	3,372
Net Income	4,170	4,461	11,905	13,487
Preferred stock dividends	388	388	1,164	1,164
Net income available to common stockholders	$3,782	$4,073	$10,741	$12,323

Earnings per common share:
Basic	$0.54	$0.58	$1.52	$1.75
Diluted	0.52	0.56	1.47	1.68

Weighted average common shares outstanding	7,063,564	7,062,319	7,066,117	7,061,225
Weighted average diluted shares outstanding	7,296,069	7,306,607	7,298,622	7,319,334

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net Income	$4,170	$4,461	$11,905	$13,487
Other comprehensive loss:
Change in unrealized loss on securities available for sale	(361)	(1,005)	(47)	(2,805)
Tax effect	(76)	(211)	(10)	(589)
Other comprehensive loss	(285)	(794)	(37)	(2,216)
Comprehensive Income	$3,885	$3,667	$11,868	$11,271

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Exercise of stock options	-	-	43	-	-	-	43
Purchase of treasury stock at cost	-	-	-	(181)	-	-	(181)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,285	-	4,285
Other comprehensive loss	-	-	-	-	-	(868)	(868)
Stock based compensation	-	-	87	-	-	-	87
Balance at March 31, 2022	$17	$71	$50,306	$(181)	$38,307	$(1,196)	$87,324
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,741	-	4,741
Other comprehensive loss	-	-	-	-	-	(554)	(554)
Stock based compensation	-	-	90	-	-	-	90
Balance at June 30, 2022	$17	$71	$50,446	$(181)	$42,218	$(1,750)	$90,821
Exercise of stock options	-	-	54	-	-	-	54
Purchase of treasury stock at cost	-	-	-	(235)	-		(235)
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,461	-	4,461
Other comprehensive loss	-	-	-	-	-	(794)	(794)
Stock based compensation	-	-	13	-	-	-	13
Balance at September 30, 2022	$17	$71	$50,563	$(416)	$45,849	$(2,544)	$93,540

Balance at January 1, 2023	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498
Cumulative change in accounting principle (adoption of ASC 326)	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,714	-	4,714
Other comprehensive income	-	-	-	-	-	338	338
Stock based compensation	-	-	75	-	-	-	75
Balance at March 31, 2023	$17	$71	$50,820	$(481)	$51,162	$(2,030)	$99,559
Purchase of treasury stock at cost	-	-	-	(100)	-	-	(100)
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	3,021	-	3,021
Other comprehensive loss	-	-	-	-	-	(90)	(90)
Stock based compensation	-	-	75	-	-	-	75
Balance at June 30, 2023	$17	$71	$50,945	$(581)	$53,353	$(2,120)	$101,685
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,170	-	4,170
Other comprehensive loss	-	-	-	-	-	(285)	(285)
Stock based compensation	-	-	76	-	-	-	76
Balance at September 30, 2023	$17	$71	$51,071	$(581)	$56,694	$(2,405)	$104,867

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$11,905	$13,487
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	732	477
Depreciation	183	170
Accretion of discount on loans	(14)	(23)
Core deposit intangible amortization	157	155
Securities premium accretion, net	(61)	(7)
Origination of loans held for sale	(34,859)	(39,416)
Proceeds from payments and sales of loans held for sale	6,565	402
Loss on sale of other real estate owned	-	6
Gain on sale of loans	(581)	-
Stock based compensation	226	190
Deferred income taxes	(13)	53
Servicing assets, net	4	155
Net change in:
Other assets	(1,299)	104
Other liabilities	589	1,790
Net cash used in operating activities	(16,466)	(22,457)
Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(7,408)
Purchase of securities available for sale	(302,877)	(281,519)
Principal payments, calls and maturities of securities available for sale	302,119	275,285
Principal payments of securities held to maturity	1,115	877
Purchase of securities, restricted	(8,957)	(9,599)
Proceeds from sale of securities, restricted	8,303	8,543
Proceeds from sales of real estate owned	-	555
Purchase of securities not readily marketable	(217)	-
Net change in loans	17,830	41,690
Purchases of premises and equipment	(383)	(55)
Net cash provided by investing activities	16,933	28,369
Cash Flows from Financing Activities
Net change in demand deposits	11,962	18,879
Net change in time deposits	(4,411)	8,080
Proceeds from borrowed funds	348,400	284,300
Repayment of borrowed funds	(348,400)	(318,821)
Dividends paid on common stock	(1,325)	(1,325)
Dividends paid on Series B preferred stock	(1,164)	(1,164)
Proceeds from exercise of stock options	-	97
Repayments on note receivable utilized to exercise stock options	150	100
Purchase of treasury stock at cost	(100)	(416)
Net cash provided by (used in) financing activities	5,112	(10,270)
Net change in cash and cash equivalents	5,579	(4,358)
Cash and cash equivalents at beginning of period	42,155	45,992
Cash and cash equivalents at end of period	$47,734	$41,634

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$47,305	$52,825
Lease liabilities incurred in exchange for right-of-use assets	$61	$58
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,365	$3,646
Income taxes	$2,500	$3,515

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

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“TBI”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the registered bank holding company for T Bank, N.A., a national banking association (the “Bank”), (ii) Sanders Morris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and registered investment advisor with the U.S. Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of results that may be expected for the full year ending December 31, 2023.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses for debt securities was not required.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$3,782	$4,073	$10,741	$12,323
Weighted average shares outstanding	7,064	7,062	7,066	7,061
Effect of dilutive shares	232	245	233	258

Weighted average diluted shares outstanding	7,296	7,307	7,299	7,319

Basic earnings per share	$0.54	$0.58	$1.52	$1.75
Diluted earnings per share	$0.52	$0.56	$1.47	$1.68

As of September 30, 2023, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of September 30, 2023, 170,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,956	$-	$24	$-	$3,932
U.S. government agencies	15,664	-	2,565	-	13,099
Mortgage-backed securities	4,790	-	455	-	4,335
Total securities available for sale	$24,410	$-	$3,044	$-	$21,366

Securities held to maturity:
Property assessed clean energy	$1,328	$110	$-	$-	$1,438
Public improvement district/tax increment reinvestment zone	22,858	1,134	28	-	23,964
Total securities held to maturity	$24,186	$1,244	$28	$-	$25,402

Securities, restricted:
Other	$4,150	$-	$-	$-	$4,150

Securities not readily marketable	$317	$-	$-	$-	$317

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,990	$-	$37	$-	$1,953
U.S. government agencies	15,715	-	2,627	-	13,088
Mortgage-backed securities	5,925	-	333	-	5,592
Total securities available for sale	$23,630	$-	$2,997	$-	$20,633

Securities held to maturity:
Property assessed clean energy	$1,596	$126	$-	$-	$1,722
Public improvement district/tax increment reinvestment zone	23,666	1,137	43	-	24,760
Total securities held to maturity	$25,262	$1,263	$43	$-	$26,482

Securities, restricted:
Other	$3,496	$-	$-	$-	$3,496

Securities not readily marketable	$100	$-	$-	$-	$100

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

During the three and nine months ended September, 2023 and 2022, no securities available for sale were sold, and there were no realized gains or losses recorded on sales for the three and nine months ended September, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, securities available for sale with a fair value of $974,000 and $94,000, respectively, were pledged against trust deposit balances held at the Bank. During March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of September 30, 2023, securities with a par value of $23.3 million were pledged to the Federal Reserve under the BTFP, none of which was borrowed against.

As of September 30, 2023 and December 31, 2022, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $1.9 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively, all of which were classified as securities, restricted.

As of September 30, 2023 and December 31, 2022, the Company held an income interest in a private investment, which is not readily marketable, accounted for under the cost method in the amount of $317,000 and $100,000, respectively.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of September 30, 2023:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Treasuries	$2,950	$7	$982	$17	$3,932	$24
U.S. government agencies	-	-	13,099	2,565	13,099	2,565
Mortgage-backed securities	-	-	4,335	455	4,335	455
Total	$2,950	$7	$18,416	$3,037	$21,366	$3,044
Securities held to maturity:
Public improvement district/tax increment reinvestment zone	$1,388	$28	$-	$-	$1,388	$28
Total	$1,388	$28	$-	$-	$1,388	$28

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses in accordance with ASC 326. The Company had a total of twenty-three (23) investment positions in the unrealized loss position as of September 30, 2023. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of September 30, 2023, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of September 30, 2023 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,956	$3,932	$-	$-
Due after one year through five years	10,997	9,526	1,416	1,388
Due after five years through ten years	1,092	946	367	390
Due after ten years	3,575	2,627	22,403	23,624
Mortgage-backed securities	4,790	4,335	-	-
Total	$24,410	$21,366	$24,186	$25,402

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$82,273	$92,946
Consumer installment	879	1,058
Real estate – residential	7,953	5,566
Real estate – commercial	76,320	63,924
Real estate – construction and land	20,237	3,873
SBA:
SBA 7(a) guaranteed	166,195	149,374
SBA 7(a) unguaranteed	58,557	56,268
SBA 504	40,756	52,668
USDA	2,129	2,235
Factored Receivables	23,895	22,420
Gross Loans	479,194	450,332
Less:
Allowance for credit losses	5,998	4,513
Net loans	$473,196	$445,819

As of September 30, 2023, our loan portfolio included $79.4 million of loans, or approximately 16.6%, of our total funded loans to the dental industry, as compared to $83.9 million of loans, or 18.63% of total funded loans, as of December 31, 2022. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $2.6 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

Loans with carrying amounts of $54.9 million and $40.0 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure FHLB borrowing capacity and FRB discount window borrowing capacity.

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

The Company had $15.4 million and $33.9 million of SBA/USDA loans held for sale as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, the Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale loans of $581,000. There were no sales during the three months ended September 30, 2023 and the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, the Company elected to reclassify $19.6 million and $47.3 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

Loans are placed on non-accrual status when, in the opinion of the Company’s management, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower.

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Non-accrual loans:
Real estate – residential	$130	$138
SBA guaranteed	1,574	2,221
SBA unguaranteed	140	107
Total	$1,844	$2,466

There was no allowance for credit losses for non-accrual loans as of September 30, 2023. The Company did not recognize any interest income on non-accrual loans during the three and nine months ended September 30, 2023 and 2022.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the three and nine months ended September 30, 2023, the Company provided one modification to extend the maturity date of a SBA loan with an outstanding balance of $357,000, or 0.08% of total loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023:

(In thousands)	Residential Real Estate
Real estate – residential	$130
SBA unguaranteed	140
Total	$270

Prior to the adoption of ASC 326, loans were considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The Company’s impaired loans and related allowance is summarized in the following table as of December 31, 2022:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
						Year Ended December 31, 2022
Commercial and industrial	$-	$-	$-	$-	$-	$181	$-
SBA	2,759	2,126	-	2,126	-	2,287	-
Total	$2,759	$2,126	$-	$2,126	$-	$2,468	$-

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

	30-89 Days	90 Days or	Total	Total	Total	90 Or More Days Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
September 30, 2023
Commercial and industrial	$-	$-	$-	$82,273	$82,273	$-
Consumer installment	-	-	-	879	879	-
Real estate – residential	-	-	-	7,953	7,953	-
Real estate – commercial	-	-	-	76,320	76,320	-
Real estate – construction and land	-	-	-	20,237	20,237	-
SBA 7a	-	1,179	1,179	223,573	224,752	-
SBA 504	-	-	-	40,756	40,756	-
USDA	-	-	-	2,129	2,129	-
Factored Receivables	902	78	980	22,915	23,895	78
Total	$902	$1,257	$2,159	$477,035	$479,194	$78

December 31, 2022
Commercial and industrial	$395	$-	$395	$92,551	$92,946	$-
Consumer installment	-	-	-	1,058	1,058	-
Real estate – residential	138	-	138	5,428	5,566	-
Real estate – commercial	-	206	206	63,718	63,924	206
Real estate – construction and land	-	-	-	3,873	3,873	-
SBA 7a	-	2,327	2,327	203,315	205,642	-
SBA 504	-	-	-	52,668	52,668	-
USDA	-	-	-	2,235	2,235	-
Factored receivables	966	132	1,098	21,322	22,420	132
Total	$1,499	$2,665	$4,164	$446,168	$450,332	$338

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of September 30, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$8,519	$26,850	$18,593	$8,715	$5,669	$11,786	$1,941	$82,073
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	200	-	-	-	-	-	200
Total	$8,519	$27,050	$18,593	$8,715	$5,669	$11,786	$1,941	$82,273
Current period gross write-offs	$-	$14	$-	$-	$-	$-	$-	$14
Consumer installment
Pass	$224	$137	$193	$62	$96	$97	$70	$879
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$224	$137	$193	$62	$96	$97	$70	$879
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$471	$4,593	$1,793	$758	$-	$208	$-	$7,823
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	130	-	130
Doubtful	-	-	-	-	-	-	-	-
Total	$471	$4,593	$1,793	$758	$-	$338	$-	$7,953
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$4,978	$25,831	$19,097	$4,946	$8,986	$12,482	$-	$76,320
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,978	$25,831	$19,097	$4,946	$8,986	$12,482	$-	$76,320
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$13,595	$6,642	$-	$-	$-	$-	$-	$20,237
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$13,595	$6,642	$-	$-	$-	$-	$-	$20,237
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a
Pass	$30,723	$47,972	$60,425	$18,904	$13,164	$23,923	$-	$195,111
Pass-watch	-	3,349	1,507	5,052	6,516	5,711	-	22,135
Special mention	-	465	88	1,518	1,634	3,378	-	7,083
Substandard	-	-	-	-	366	57	-	423
Doubtful	-	-	-	-	-	-	-	-
Total	$30,723	$51,786	$62,020	$25,474	$21,680	$33,069	$-	$224,752
Current period gross write-offs	$-	$-	$-	$-	$58	$270	$-	$328
SBA 504
Pass	$642	$7,251	$8,973	$7,550	$6,641	$9,699	$-	$40,756
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$642	$7,251	$8,973	$7,550	$6,641	$9,699	$-	$40,756
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
USDA
Pass	$-	$1,323	$-	$-	$-	$806	$-	$2,129
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,323	$-	$-	$-	$806	$-	$2,129
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$23,895	$-	$-	$-	$-	$-	$-	$23,895
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$23,895	$-	$-	$-	$-	$-	$-	$23,895
Current period gross write-offs	$339	$115	$-	$-	$-	$-	$-	$454
Total
Pass	$83,047	$120,599	$109,074	$40,935	$34,556	$59,001	$2,011	$449,223
Pass-watch	-	3,349	1,507	5,052	6,516	5,711	-	22,135
Special mention	-	465	88	1,518	1,634	3,378	-	7,083
Substandard	-	-	-	-	366	187	-	553
Doubtful	-	200	-	-	-	-	-	200
Total	$83,047	$124,613	$110,669	$47,505	$43,072	$68,277	$2,011	$479,194
Current period gross write-offs	$339	$129	$-	$-	$58	$270	$-	$796

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

Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. The Company’s allowance for credit losses for loans consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2023 and 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
September 30, 2023
Beginning Balance	$2,454	$21	$57	$613	$51	$2,329	$18	$595	$6,138
Provision for credit losses	-	-	-	-	-	-	-	(38)	(38)
Charge-offs	(14)	-	-	-	-	-	-	(155)	(169)
Recoveries	-	-	-	-	-	15	-	52	67
Net (charge-offs) recoveries	(14)	-	-	-	-	15	-	(103)	(102)
Ending balance	$2,440	$21	$57	$613	$51	$2,344	$18	$454	$5,998

September 30, 2022
Beginning Balance	$1,223	$15	$61	$786	$48	$1,464	$19	$619	$4,235
Provision for credit losses	(9)	-	14	52	5	(62)	-	150	150
Charge-offs	(1)	-	-	-	-	-	-	(259)	(260)
Recoveries	30	-	-	-	-	5	-	9	44
Net (charge-offs) recoveries	29	-	-	-	-	5	-	(250)	(216)
Ending balance	$1,243	$15	$75	$838	$53	$1,407	$19	$519	$4,169

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Nine months ended:
September 30, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adopting ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	110	(6)	10	22	(61)	483	-	164	722
Charge-offs	(14)	-	-	-	-	(328)	-	(454)	(796)
Recoveries	-	-	-	-	-	33	-	136	169
Net charge-offs	(14)	-	-	-	-	(295)	-	(318)	(627)
Ending balance	$2,440	$21	$57	$613	$51	$2,344	$18	$454	$5,998

September 30, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for credit losses	90	-	(1)	(31)	13	109	(1)	298	477
Charge-offs	(31)	-	-	-	-	(42)	-	(471)	(544)
Recoveries	30	-	-	-	-	16	-	38	84
Net charge-offs	(1)	-	-	-	-	(26)	-	(433)	(460)
Ending balance	$1,243	$15	$75	$838	$53	$1,407	$19	$519	$4,169

The following table presents the allowance for credit losses for loans by type of allowance methodology as of December 31, 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,302	14	79	899	55	1,505	51	608	4,513
Ending balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of September 30, 2023 and December 31, 2022, right-of-use assets totaled $2.6 million and $1.6 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of September 30, 2023 and December 31, 2022 totaled $2.7 million and $1.7 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of September 30, 2023, the weighted average remaining lease term is sixty-five months, and the weighted average discount rate is 4.11%.

As of September 30, 2023, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2023	$326
2024	677
2025	765
2026	509
2027	228
2028 and thereafter	702
Total minimum rental payments	3,207
Less: Interest	(534)
Present value of lease liabilities	$2,673

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of September 30, 2023 were $1.2 million through 2028 were as follows:

(In thousands)
2023	$91
2024	342
2025	321
2026	241
2027 and thereafter	233
Total minimum rental payments	$1,228

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Goodwill	$21,440	$21,440
Core deposit intangible, net	412	569

Core deposit intangible is amortized on a straight-line basis over the initial estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $52,000 and $157,000 for the three and nine months ended September 30, 2023, respectively, and $52,000 and $155,000 for the three and nine months ended September 30, 2022, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of September 30, 2023 and December 31, 2022 were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,296)	(1,139)
Net carrying amount	$412	$569

The estimated amortization expense of the core deposit intangible remaining as of September 30, 2023 is as follows:

(In thousands)
2023 remaining	$53
2024	210
2025	149
Total	$412

Note 6. Deposits

Deposits were as follows:

(In thousands, except percentages)	September 30, 2023		December 31, 2022
Non-interest bearing demand	$86,875	17%	$94,187	19%
Interest-bearing demand (NOW)	4,668	1	6,216	1
Money market accounts	145,144	29	122,880	25
Savings accounts	6,610	1	8,052	2
Time deposits	257,279	52	261,690	53
Total	$500,576	100%	$493,025	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of September 30, 2023 and December 31, 2022 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $54.9 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2023 and December 31, 2022.

The Company also has a credit line with the FRB with borrowing capacity of $46.5 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of September 30, 2023 and December 31, 2022.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $23.3 million to provide additional liquidity to meet the needs of depositors as of September 30, 2023. The Company had no borrowings related to the BTFP as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company also had outstanding subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at three month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Beginning July 1, 2023, in accordance with the Adjustable Interest Rate (LIBOR) Act and the rules promulgated by the Federal Reserve thereunder, the Company’s outstanding subordinated notes transitioned to an adjusted Secured Overnight Financing Rate (“SOFR”) index.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. An eligible employee may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to employees in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and nine months ended September 30, 2023 and 2022.

The amount of employer contributions charged to expense under the two plans was $150,000 and $533,000 for the three and nine months ended September 30, 2023, respectively, and $119,000 and $441,000 for the three and nine months ended September 30, 2022, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of September 30, 2023 and December 31, 2022.

Note 9. Income Taxes

Income tax expense was approximately $1.2 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $3.4 million for the three and nine months ended September 30, 2022, respectively. The Company’s effective income tax rate was 21.7% and 21.6% for the three and nine months ended September 30, 2023, respectively, and 20.6% and 20.0% for the three and nine months ended September 30, 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2023 differed from the statutory tax rate of 21%, primarily due to the effect of state income tax expense.

Net deferred tax assets totaled $1.0 million and $636,000 at September 30, 2023 and December 31, 2022, respectively.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 per share and an intrinsic value of $6.92 per share were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. As of September 30, 2023 and December 31, 2022, the note receivable balance was $100,000 and $250,000, respectively. The shares are subject to a right of repurchase by the Company under certain circumstances through December 31, 2023.

There were no stock options exercised, granted, vested, or forfeited during the three and nine months ended September 30, 2023. No options were exercised during the three months ended September 30, 2022. During the three and nine months ended September 30, 2022, options on 12,500 and 22,500 shares of the Company’s common stock, respectively, were exercised at $4.30 per share.

The number of options outstanding as of September 30, 2023 and December 31, 2022 was 167,500 and 180,000, respectively, and the weighted average exercise price at each of September 30, 2023 and December 31, 2022 was $5.51. The weighted average contractual life as of September 30, 2023 and December 31, 2022 was 3.62 years and 4.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of September 30, 2023 and December 31, 2022 was $1.98.

As of September 30, 2023, all 167,500 stock options outstanding were vested, and unrecognized compensation cost totaled $20,000, all of which was related to the right of repurchase period for the 40,000 shares of restricted stock issued and exercised in 2021. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $20,000 and $61,000 for the three and nine months ended September 30, 2023, respectively, and $20,000 and $58,000 for the three and nine months ended September 30, 2022, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of September 30, 2023, 170,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the outstanding restricted stock awards were vested as of September 30, 2023 and December 31, 2022. The weighted average contractual life as of September 30, 2023 and December 31, 2022 was 0.79 years and 1.54 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $56,000 and $165,000 for the three and nine months ended September 30, 2023, respectively. There was a $78,000 reversal in compensation expense for the three months ended September 30, 2022, which was related to the forfeiture of 30,000 unvested restricted stock awards, offsetting expense recognized of $71,000, resulting in a net credit of $7,000 for the three months ended September 30, 2022. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $132,000 for the nine months ended September 30, 2022. As of September 30, 2023, there was $153,000 of unrecognized compensation cost related to the restricted stock awards.

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

The following table summarizes loan commitments:

(In thousands)	September 30, 2023	December 31, 2022
Undisbursed loan commitments	$55,635	$43,427
Standby letters of credit	162	161
Total	$55,797	$43,588

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses for off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 4 - Loans and Allowance for Credit Losses, as if such commitments were funded.

The following table details activity in the allowance for credit losses for off-balance-sheet commitments.

(In thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning balance	$248	$-
Impact of adopting ASC 326	-	238
Provision for off-balance sheet credit exposure	-	10
Ending balance	$248	$248

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of September 30, 2023 and December 31, 2022.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $86,000 and $139,000 during the three and nine months ended September 30, 2023, respectively, and $71,000 and $168,000 during the three and nine months ended September 30, 2022, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $197,000 in fees payable and $21,000 in fees receivable related to these services at each of September 30, 2023 and December 31, 2022, which is included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $205,000 and $193,000 payable to Cain Watters related to this agreement at September 30, 2023 and December 31, 2022, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

During the fourth quarter of 2021, Sanders Morris issued a note receivable in the amount of $400,000 related to the exercise of restricted stock options which were granted to employees of Sanders Morris on September 27, 2021. See Note 10 - Stock Compensation Plans, to these consolidated financial statements for more information. As of September 30, 2023 and December 31, 2022, the note receivable balance was $100,000 and $250,000, respectively.

As of September 30, 2023 and December 31, 2022, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $6.1 million and $8.3 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of September 30, 2023 and December 31, 2022.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of September 30, 2023 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of September 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$90,623	21.63%	$44,002	10.50%	$41,906	10.00%
T Bank, N.A.	89,980	21.73	43,476	10.50	41,405	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	85,385	20.38	35,620	8.50	33,525	8.00
T Bank, N.A.	84,791	20.48	35,195	8.50	33,124	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	68,135	16.26	29,334	7.00	27,239	6.50
T Bank, N.A.	84,791	20.48	28,984	7.00	26,913	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	85,385	13.96	24,464	4.00	30,580	5.00
T Bank, N.A.	84,791	14.05	24,142	4.00	30,178	5.00

As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$81,317	20.21%	$42,243	10.50%	$40,232	10.00%
T Bank, N.A.	81,279	20.42	41,786	10.50	39,796	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,805	19.09	34,197	8.50	32,185	8.00
T Bank, N.A.	76,767	19.29	33,826	8.50	31,837	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	59,555	14.80	28,162	7.00	26,150	6.50
T Bank, N.A.	76,767	19.29	27,857	7.00	25,867	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	76,805	13.27	23,153	4.00	28,941	5.00
T Bank, N.A.	76,767	13.47	22,795	4.00	28,494	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of September 30, 2023, approximately $13.9 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2023
Income Statement
Total interest income	$11,693	$-	$-	$11,693
Total interest expense	4,804	-	323	5,127
Provision for credit losses	(38)	-	-	(38)
Net interest income (loss) after provision for credit losses	6,927	-	(323)	6,604
Non-interest income	403	9,722	-	10,125
Depreciation and amortization expense	104	14	-	118
All other non-interest expense	4,345	5,783	1,157	11,285
Income (loss) before income tax	$2,881	$3,925	$(1,480)	$5,326

Goodwill and other intangibles	$19,502	$2,350	$-	$21,852
Total assets	$615,659	$12,775	$858	$629,292

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2023
Income Statement
Total interest income	$33,860	$-	$-	$33,860
Total interest expense	12,558	-	870	13,428
Provision for credit losses	732	-	-	732
Net interest income (loss) after provision for credit losses	20,570	-	(870)	19,700
Non-interest income	1,664	28,596	-	30,260
Depreciation and amortization expense	302	39	-	341
All other non-interest expense	12,554	19,328	2,552	34,434
Income (loss) before income tax	$9,378	$9,229	$(3,422)	$15,185

Goodwill and other intangibles	$19,502	$2,350	$-	$21,852
Total assets	$615,659	$12,775	$858	$629,292

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2022
Income Statement
Total interest income	$8,612	$-	$-	$8,612
Total interest expense	1,386	-	234	1,620
Provision for loan losses	150	-	-	150
Net interest income (loss) after provision for loan losses	7,076	-	(234)	6,842
Non-interest income	317	9,317	-	9,634
Depreciation and amortization expense	95	12	-	107
All other non-interest expense	4,117	6,309	328	10,754
Income (loss) before income tax	$3,181	$2,996	$(562)	$5,615

Goodwill and other intangibles	$19,712	$2,350	$-	$22,062
Total assets	$574,113	$12,722	$1,157	$587,992

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2022
Income Statement
Total interest income	$23,664	$-	$-	$23,664
Total interest expense	2,755	-	672	3,427
Provision for credit losses	477	-	-	477
Net interest income (loss) after provision for credit losses	20,432	-	(672)	19,760
Non-interest income	910	29,273	14	30,197
Depreciation and amortization expense	285	41	-	326
All other non-interest expense	11,220	20,224	1,328	32,772
Income (loss) before income tax	$9,837	$9,008	$(1,986)	$16,859

Goodwill and other intangibles	$19,712	$2,350	$-	$22,062
Total assets	$574,113	$12,722	$1,157	$587,992

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2023
Securities available for sale:
U.S. Treasuries	$-	$3,932	$-	$3,932
U.S. government agencies	-	13,099	-	13,099
Mortgage-backed securities	-	4,335	-	4,335
As of December 31, 2022
Securities available for sale:
U.S. Treasuries	$-	$1,953	$-	$1,953
U.S. government agencies	-	13,088	-	13,088
Mortgage-backed securities	-	5,592	-	5,592

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and nine months ended September 30, 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of September 30, 2023 and December 31, 2022, there were no foreclosed assets. There were no foreclosed assets re-measured during the three and nine months ended September 30, 2023 and 2022.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the nine months ended September 30, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. There was no sale of loans during the three months ended September 30, 2023. There was no sale of loans during the three and nine months ended September 30, 2022. There was no allowance provision for servicing assets for the three and nine months ended September 30, 2023 and 2022.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$47,734	$47,734
Level 2 inputs:
Securities available for sale	21,366	21,366
Securities, restricted	4,150	4,150
Loans held for sale	15,433	16,634
Accrued interest receivable	4,057	4,057
Level 3 inputs:
Securities held to maturity	24,186	25,402
Securities not readily marketable	317	317
Loans, net	473,196	462,033
Servicing asset	359	359
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	86,875	86,875
Level 2 inputs:
Interest bearing deposits	413,701	411,645
Subordinated notes	12,000	12,000
Accrued interest payable	655	655

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$42,155	$42,155
Level 2 inputs:
Securities available for sale	20,633	20,633
Securities, restricted	3,496	3,496
Loans held for sale	33,902	36,470
Accrued interest receivable	3,102	3,102
Level 3 inputs:
Securities held to maturity	25,262	26,482
Securities not readily marketable	100	100
Loans, net	445,819	438,956
Servicing asset	324	324
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	94,187	94,187
Level 2 inputs:
Interest bearing deposits	398,838	389,806
Borrowed funds	12,000	12,000
Accrued interest payable	592	592

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 Form 10-K”).

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
●

our ability to protect against and manage fraudulent activity and cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our information security, and identify theft;

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

The following discussion and analysis presents our consolidated financial condition as of September 30, 2023 and December 31, 2022, and our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2022 Form 10-K.

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

Performance Summary

Net income available to common shareholders decreased $292,000, or 6.6%, to $3.8 million for the three months ended September 30, 2023, compared to $4.1 million for the three months ended September 30, 2022. Earnings per diluted common share were $0.52 and $0.56 for the three months ended September 30, 2023 and 2022, respectively. Net income available to common shareholders decreased $1.6 million, or 13.0%, to $10.7 million for the nine months ended September 30, 2023, compared to $12.3 million for the nine months ended September 30, 2022. Earnings per diluted common share were $1.47 and $1.68 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in net income available to common shareholders for the three months ended September 30, 2023 resulted from increases in non-interest expense and decrease in net interest income, partly offset by decrease in provision for credit losses and increase in non-interest income. The decrease in net income available to common shareholders for the nine months ended September 30, 2023 resulted from increases in non-interest expense and provision for credit losses, partly offset by increases in net interest income and non-interest income. Details of the changes in the various components of net income are discussed below.

For the three months ended September 30, 2023, annual return on average assets was 2.62%, compared to 2.98% for the same period in the prior year, and annual return on average equity was 16.22%, compared to 19.27% for the same period in the prior year. For the nine months ended September 30, 2023, annual return on average assets was 2.49%, compared to 3.09% for the same period in the prior year, and annual return on average equity was 15.93%, compared to 20.32% for the same period in the prior year. The lower annual return on average assets and average equity for the three and nine months ended September 30, 2023 was due to the decrease in net income for the three and nine months ended September 30, 2023, compared to the same periods in the prior year.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity:

(Dollars in thousands)	As of and for the Three Months Ended September 30, 2023	As of and for the Three Months Ended September 30, 2022	As of and for the Nine Months Ended September 30, 2023	As of and for the Nine Months Ended September 30, 2022
Income available to common shareholders (a)	$3,782	$4,073	$10,741	$12,323

Average shareholders’ equity	$102,017	$91,841	$99,926	$88,727
Less: average goodwill	21,440	21,440	21,440	21,440
Less: average core deposit intangible	446	656	498	708
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$62,881	$52,495	$60,738	$49,329
Annual return on average tangible common equity (a)/(b)	23.86%	30.78%	23.64%	33.40%

Total assets increased $16.8 million, or 2.7%, to $629.3 million as of September 30, 2023, from $612.5 million as of December 31, 2022. This increase was primarily due to increases of $27.4 million in loans held for investment and $5.6 million in cash and cash equivalents, partly offset by decreases of $18.5 million in loans held for sale. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $8.4 million, or 8.7%, to $104.9 million as of September 30, 2023, from $96.5 million as of December 31, 2022. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

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

Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30, 2023 vs September 30, 2022
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$273	$120	$393
Securities	(18)	(7)	(25)
Loans, net of unearned discount (1)	2,036	677	2,713
Total earning assets	2,291	790	3,081

Savings and interest-bearing demand	7	(7)	-
Money market deposit accounts	1,160	178	1,338
Time deposits	1,611	461	2,072
FHLB and other borrowings	8	-	8
Subordinated notes	89	-	89
Total interest-bearing liabilities	2,875	632	3,507

Changes in net interest income	$(585)	$159	$(426)

(1)	Average loans include non-accrual.

Net interest income decreased $426,000, or 6.1%, from $7.0 million for the three months ended September 30, 2022 to $6.6 million for the three months ended September 30, 2023. The decrease in net interest income was primarily due to an increase in the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases, partly offset by an increase in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Net interest margin for the three months ended September 30, 2023 and 2022 was 4.43% and 5.06%, respectively, a decrease of 63 basis points.

The average volume of interest-earning assets increased $39.8 million, or 7.3%, from $548.4 million for the three months ended September 30, 2022, to $588.4 million for the three months ended September 30, 2023. The average volume of interest-bearing deposits and federal funds sold increased $8.8 million, or 25.6%, from $34.4 million for the three months ended September 30, 2022, to $43.2 million for the three months ended September 30, 2023. The average volume of securities decreased $653,000, or 1.3%, from $51.8 million for the three months ended September 30, 2022, to $51.1 million for the three months ended September 30, 2023. The average volume of loans increased $31.6 million, or 6.8%, from $462.5 million for the three months ended September 30, 2022, to $494.1 million for the three months ended September 30, 2023. The average yield on interest-earning assets increased 165 basis points from 6.23% for the three months ended September 30, 2022 to 7.88% for the three months ended September 30, 2023. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee of the Federal Reserve (“FOMC”) repeatedly raising their target benchmark interest rate beginning in March 2022 and continuing through the current period. The average yield for loans increased 174 basis points from 6.76% for the three months ended September 30, 2022 to 8.50% for the three months ended September 30, 2023. The average yield on interest-bearing deposits increased 314 basis points from 2.27% for the three months ended September 30, 2022, to 5.41% for the three months ended September 30, 2023, and the average yield on securities decreased 14 basis points from 4.12% for the three months ended September 30, 2022, to 3.98% for the three months ended September 30, 2023.

The average volume of interest-bearing liabilities increased $50.5 million, or 13.2%, from $383.3 million for the three months ended September 30, 2022, to $433.8 million for the three months ended September 30, 2023. The average volume of interest-bearing deposits increased $50.6 million, or 13.7%, from $370.1 million for the three months ended September 30, 2022, to $420.7 million for the three months ended September 30, 2023. The average interest rate paid on interest-bearing liabilities increased 301 basis points from 1.68% for the three months ended September 30, 2022, to 4.69% for the three months ended September 30, 2023. The average interest rate paid on interest-bearing deposits increased 304 basis points from 1.48% for the three months ended September 30, 2022, to 4.52% for the three months ended September 30, 2023. The average volume of non-interest bearing deposits decreased $24.4 million, or 22.6%, from $107.8 million for the three months ended September 30, 2022 to $83.4 million for the three months ended September 30, 2023. The average volume of FHLB and other borrowings remained unchanged at $1.1 million for the three months ended September 30, 2023. The average cost of FHLB and other borrowings increased 287 basis points from 2.82% for the three months ended September 30, 2022, to 5.69% for the three months ended September 30, 2023, due to the aforementioned significant increases in the market interest rates beginning in March 2022 and continuing through the current period.

Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30, 2023 vs September 30, 2022
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$1,125	$889	$2,014
Securities	68	169	237
Loans, net of unearned discount (1)	6,121	1,824	7,945
Total earning assets	7,314	2,882	10,196

Savings and interest-bearing demand	20	(14)	6
Money market deposit accounts	3,515	(103)	3,412
Time deposits	4,458	1,838	6,296
FHLB and other borrowings	420	(331)	89
Subordinated notes	198	-	198
Total interest-bearing liabilities	8,611	1,390	10,001

Changes in net interest income	$(1,298)	$1,493	$195

(1)	Average loans include non-accrual.

Net interest income increased $195,000, or 1.0%, from $20.2 million for the nine months ended September 30, 2022 to $20.4 million for the nine months ended September 30, 2023. The increase in net interest income was primarily due to the increase the average yield on loans, and to a lesser extent, the increase in average volume of loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), partly offset by the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases by the Federal Reserve. Net interest margin for the nine months ended September 30, 2023 and 2022 was 4.58% and 5.03%, respectively, a decrease of 45 basis points.

The average volume of interest-earning assets increased $59.0 million, or 11.0%, from $538.0 million for the nine months ended September 30, 2022, to $597.0 million for the nine months ended September 30, 2023. The average volume of interest-bearing deposits and federal funds sold increased $23.9 million, or 62.8%, from $38.1 million for the nine months ended September 30, 2022, to $62.0 million for the nine months ended September 30, 2023. The increase in the average volume was primarily due to deposits from a customer relationship that sold their business during the three months ended March 31, 2023 and deposited the proceeds from the sale into their deposit accounts at the Bank. The deposits from the sale proceeds were subsequently withdrawn during the three months ended June 30, 2023. The average volume of securities increased $5.6 million, or 12.5%, from $45.2 million for the nine months ended September 30, 2022, to $50.8 million for the nine months ended September 30, 2023. The average volume of loans increased $29.4 million, or 6.5%, from $454.7 million for the nine months ended September 30, 2022, to $484.1 million for the nine months ended September 30, 2023. The average yield on interest-earning assets increased 170 basis points from 5.88% for the nine months ended September 30, 2022 to 7.58% for the nine months ended September 30, 2023. The average yield on interest earning assets was impacted by changes in market interest rates, which was attributed to the FOMC repeatedly raising their target benchmark interest rate beginning in March 2022 and continuing through the current period. The average yield for loans increased 180 basis points from 6.49% for the nine months ended September 30, 2022 to 8.29% for the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recognized $175,000 in SBA Paycheck Protection Program (“PPP”) loan related deferred fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans for the nine months ended September 30, 2022. All outstanding PPP loan balances were paid off during the second quarter of 2022 and therefore, there were no PPP loan related interest or deferred fees recognized for the nine months ended September 30, 2023. The average yield on interest-bearing deposits increased 395 basis points from 1.02% for the nine months ended September 30, 2022, to 4.97% for the nine months ended September 30, 2023, and the average yield on securities increased 20 basis points from 3.82% for the nine months ended September 30, 2022, to 4.02% for the nine months ended September 30, 2023.

The average volume of interest-bearing liabilities increased $46.6 million, or 12.1%, from $383.7 million for the nine months ended September 30, 2022, to $430.3 million for the nine months ended September 30, 2023. The average volume of interest-bearing deposits increased $54.8 million, or 15.2%, from $360.4 million for the nine months ended September 30, 2022, to $415.2 million for the nine months ended September 30, 2023. The average interest rate paid on interest-bearing liabilities increased 298 basis points from 1.19% for the nine months ended September 30, 2022, to 4.17% for the nine months ended September 30, 2023. The average interest rate paid on interest-bearing deposits increased 299 basis points from 1.01% for the nine months ended September 30, 2022, to 4.00% for the nine months ended September 30, 2023. The average volume of non-interest bearing deposits decreased $3.2 million, or 3.1%, from $101.4 million for the nine months ended September 30, 2022 to $98.2 million for the nine months ended September 30, 2023. The average volume of FHLB and other borrowings decreased $8.1 million, or 71.8%, from $11.3 million for the nine months ended September 30, 2022 to $3.2 million for the nine months ended September 30, 2023, due to the decline in Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings related to the decrease in PPP loan balances. The average cost of FHLB and other borrowings increased 497 basis points from 0.49% for the nine months ended September 30, 2022, to 5.46% for the nine months ended September 30, 2023, due to the aforementioned significant increases in the market interest rates beginning in March 2022 through the current period and the decrease in PPPLF borrowings during the period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023			2022
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$43,243	$590	5.41%	$34,426	$197	2.27%
Securities	51,107	513	3.98	51,760	538	4.12
Loans, net of unearned discount (1)	494,053	10,590	8.50	462,452	7,877	6.76
Total earning assets	588,403	11,693	7.88	548,638	8,612	6.23
Cash and other assets	48,382			50,141
Allowance for credit losses	(6,150)			(4,223)
Total assets	$630,635			$594,556
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$11,703	15	0.51%	$16,853	15	0.35%
Money market deposit accounts	142,477	1,844	5.13	128,710	506	1.56
Time deposits	266,484	2,929	4.36	224,572	857	1.51
Total interest-bearing deposits	420,664	4,788	4.52	370,135	1,378	1.48
FHLB and other borrowings	1,115	16	5.69	1,125	8	2.82
Subordinated notes	12,000	323	10.68	12,000	234	7.74
Total interest-bearing liabilities	433,779	5,127	4.69	383,260	1,620	1.68
Non-interest-bearing deposits	83,434			107,755
Other liabilities	11,405			11,700
Total liabilities	528,618			502,715
Shareholders’ equity	102,017			91,841
Total liabilities and shareholders’ equity	$630,635			$594,556

Net interest income		$6,566			$6,992
Net interest spread			3.19%			4.55%
Net interest margin			4.43%			5.06%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023			2022
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$62,035	$2,305	4.97%	$38,103	$291	1.02%
Securities	50,839	1,527	4.02	45,198	1,290	3.82
Loans, net of unearned discount (1)	484,099	30,028	8.29	454,697	22,083	6.49
Total earning assets	596,973	33,860	7.58	537,998	23,664	5.88
Cash and other assets	48,110			50,500
Allowance for credit losses	(5,659)			(4,225)
Total assets	$639,424			$584,273
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,319	42	0.46%	$16,470	36	0.29%
Money market deposit accounts	128,138	4,245	4.43	131,251	833	0.85
Time deposits	274,697	8,141	3.96	212,668	1,845	1.16
Total interest-bearing deposits	415,154	12,428	4.00	360,389	2,714	1.01
FHLB and other borrowings	3,185	130	5.46	11,292	41	0.49
Subordinated notes	12,000	870	9.69	12,000	672	7.49
Total interest-bearing liabilities	430,339	13,428	4.17	383,681	3,427	1.19
Non-interest-bearing deposits	98,171			101,363
Other liabilities	10,987			10,502
Total liabilities	539,497			495,546
Shareholders’ equity	99,927			88,727
Total liabilities and shareholders’ equity	$639,424			$584,273

Net interest income		$20,432			$20,237
Net interest spread			3.41%			4.69%
Net interest margin			4.58%			5.03%

(1)	Includes non-accrual loans.

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

The following table presents the components of provision for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Provision for credit losses related to:
Loans	$(38)	$150	$722	$477
Held to maturity securities	-	-	-	-
Off-balance sheet credit exposures	-	-	10	-
Total	$(38)	$150	$732	$477

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and nine months ended September 30, 2023 was driven by the loss rate and charge-offs. See “Allowance for Credit Losses” elsewhere in this discussion for further analysis of our provision for credit losses related to loans.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates. The credit provision for the nine months ended September 30, 2023 was due to decreased outstanding loan commitments to fund.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Trust income	$1,664	$1,470	$4,764	$4,624
Gain on sale of loans	-	-	581	-
Advisory income	3,643	3,317	10,803	10,249
Brokerage income	1,986	2,430	5,765	8,614
Service fees and other income	2,740	2,338	8,129	6,442
Rental income	92	79	218	268
Total	$10,125	$9,634	$30,260	$30,197

Total non-interest income for the three and nine months ended September 30, 2023 increased $491,000, or 5.1%, and $63,000, or 0.2%, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and nine months ended September 30, 2023 increased $194,000, or 13.2%, and $140,000, or 3.0%, respectively, compared to the same periods in the prior year. The increases in trust income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due to increases in our assets under management primarily due to net inflows in assets of $658 million during the nine months ended September 30, 2023, which increased assets over the same periods in the  prior year, as well as appreciation in asset values compared to the same periods in the prior year. Volatility in trust income could continue due to several factors, including the impacts of geo-political instability related to the wars in Ukraine and in the Middle East, particularly if there is a widening of the conflict in the Middle East, regulatory action, including the increases to date and potential further increases in market interest rates by the Federal Reserve aimed at tempering inflation, and the potential for continued supply-chain disruptions, all of which are likely to impact the bond and equity markets, or other factors. This volatility could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows or in net outflows to our assets held in custody, decreasing our trust income.

Gain on sale of loans. Gain on sale of loans is generally gain on sales of the guaranteed portion of loans within our SBA and U.S. Department of Agriculture (“USDA”) loan portfolios. There was no gain on sale of loans during the three months ended September 30, 2023 and 2022. Gain on sale of loans increased $581,000 during the nine months ended September 30, 2023, resulting from the sale of $5.8 million of USDA loans, over the same period in the prior year, when there were no loans sold and therefore no gain on sale of loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. For the three and nine months ended September 30, 2023, advisory income increased $326,000, or 9.8%, and $554,000, or 5.4%, respectively, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to increases in our advisory assets compared to the same periods in the prior year, primarily related to net asset inflows, as well as market appreciation of our advisory assets of $595 million between September 30, 2022 and September 30, 2023. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. Volatility related to regulatory action, including the effects of inflation and of increases in market interest rates by the Federal Reserve aimed at tempering inflation, as well as supply chain disruptions related to geo-political instability, including the ongoing wars in Ukraine and the Middle East, are likely to impact the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on interest rates. Brokerage income for the three and nine months ended September 30, 2023, decreased $444,000, or 18.3%, and $2.8 million, or 33.1%, respectively, compared to the same periods in the prior year.  The decrease in brokerage revenue for the three months ended September 30, 2023 is due to a decrease of $373,000 in over-the counter trading, a decrease in revenue from margin lending of $188,000, a decrease in options trading of $166,000, and a decrease in miscellaneous commission revenue of $47,000, the total of which was partially offset by an increase in syndicated offerings and private placements of $214,000 and $116,000, respectively. The decrease in Brokerage revenue of $2.8 million for the nine months ended September 30, 2023 compared to the same period in the prior year is related to a decrease in commission income from private placement and offering activity of $2.0 million from continued economic uncertainty that has dampened private offering activity. In addition, income from over-the-counter trading decreased $775,000, option trading decreased $504,000 and insurance commissions decreased $105,000 compared to the nine months ended September 30, 2022. The decreases in brokerage activity, especially in private placement and syndicated offering activity, are largely related to increases in the benchmark interest rate by the FOMC and general market volatility from instability in political and macro-economic conditions. These decreases were offset by an increase in federated rebates of $823,000 for the nine months ended September 30, 2023, as well as other immaterial fluctuations in brokerage income netting to a decrease of $188,000 during the nine months ended September 30, 2023 compared to the same period in the prior year. While private offering activity increased somewhat during the three months ended September 30, 2023, private placement and syndicated offering activity may continue to be negatively impacted in the future given short time horizons to retirement of senior brokerage personnel at Sanders Morris. In addition, economic disruption related to the continued rising interest rate environment, persistent inflation in the U.S., and geo-political conflicts, among other factors, has the potential to further depress offering activity and general brokerage activity in future periods given price uncertainty in the face of volatile markets.

The table below reflects a rollforward of our client assets from December 31, 2021 through September 30, 2023, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2021 through September 30, 2023. Our brokerage and advisory assets experienced an increase of approximately $1.3 billion, or 26.2%, between September 30, 2022 and September 30, 2023, related to positive net flows and market appreciation.

(In thousands)	Client Assets
December 31, 2021	$5,609,312
Client inflows	2,415,046
Client outflows	(1,692,726)
Net flows	722,3320
Market depreciation	(1,497,299)
As of September 30, 2022	$4,834,333
Client inflows	640,731
Client outflows	(626,685)
Net flows	14,046
Market appreciation	351,092
As of December 31, 2022	$5,199,471
Client inflows	1,851,073
Client outflows	(1,192,958)
Net flows	658,115
Market appreciation	244,137
As of September 30, 2023	$6,101,723

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three and nine months ended September 30, 2023 increased $402,000, or 17.2%, and $1.7 million, or 26.2%, respectively, compared to the same periods in the prior year. The increases were primarily the result of increases in pension administration fees of $273,000 and $1.1 million, respectively, related to increases in the amount of work billed during the three and nine months ended September 30, 2023, as compared to the same periods in the prior year, and an increase in other income from the recovery of unclaimed funds at Sanders Morris of $264,000 during the nine months ended September 30, 2023. The increases in pension administration fees are the result of increases in plans administration clients in 2023. In addition, during the three and nine months ended September 30, 2023, loan service fees increased $8,000 and $152,000, respectively, consulting fees at Sanders Morris decreased $10,000 and increased $34,000, respectively, bank service fees increased $49,000 and $55,000, respectively, and other immaterial fluctuations netted to increases of $82,000 and $95,000, respectively, compared to the three and nine months ended September 30, 2022.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and nine months ended September 30, 2023 increased $13,000, or 16.5%, and decreased $50,000, or 18.7%, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was related to concessions given to tenants during the three months ended September 30, 2022, and the decrease for the nine months ended September 30, 2023 was due to abatements given to tenants during the first two quarters of 2023.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Salaries and employee benefits	$7,614	$7,717	$23,117	$23,053
Occupancy and equipment	499	394	1,445	1,265
Trust expenses	648	537	1,711	1,695
Brokerage and advisory direct costs	497	488	1,440	1,514
Professional fees	367	298	1,428	1,051
Data processing	241	203	647	593
Other	1,537	1,224	4,987	3,927
Total	$11,403	$10,861	$34,775	$33,098

Total non-interest expense for the three and nine months ended September 30, 2023, increased $542,000, or 5.0%, and $1.7 million, or 5.1%, respectively, compared to the same periods in the prior year, due to fluctuations in salaries and related employee benefits expense, primarily from decreases in commissions expense offset to a degree by increases in personnel, and in brokerage and advisory direct costs, and increases in occupancy expense, professional fees, data processing expense and other operating expenses. Material changes in the various components of non-interest expense are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2023 decreased $103,000, or 1.3%, and increased $64,000, or 0.3%, respectively, compared to the same periods in the prior year. The decrease during the three months ended September 30, 2023 was due to a decrease of $632,000 in our Other Financial Services segment, primarily at Sanders Morris, where a decrease in brokerage activity, particularly in Sanders Morris’ Dallas office, decreased bonuses by $490,000, which was offset by an increase in bonus earnouts of $108,000 in Sanders Morris’ Houston office from an increase in private and syndicated offering activity compared to the same period in the prior year, as well as to decreases related to moving technology and accounting staff to our HoldCo segment of $386,000, which were offset by increases in salaries at the Bank’s trust division of $86,000 due to duplication of personnel costs during staff changes and retention bonuses, as well as an increase of $104,000 at the Nolan division related to salaries and bonuses, from merit and bonuses related to client increases, and other immaterial fluctuations. In our Banking segment, salaries and other related payroll costs decreased $193,000, which included a decrease in bonuses of $97,000, primarily related to a decrease in lending activity in our SBA team compared to the same period in the prior year, and personnel and merit raises elsewhere in the Bank. These decreases for the three months ended September 30, 2023 were offset by increases in our HoldCo segment compared to the same period in the prior year. In our Holdco segment, salaries and benefits costs increased $722,000, related to increases in headcount due to the transfer of technology and accounting personnel, as well as merit and bonus increases, compared to the three months ended September 30, 2022. The increase during the nine months ended September 30, 2023 was primarily due to increases in our Banking and HoldCo segments, which overcame a decrease at our Other Financial Services segment, again primarily related to the decrease in brokerage activity at Sanders Morris, which led to decreases in bonuses and commissions of $1.8 million, offsetting increases in salaries and other payroll costs of $463,000 in that segment, due to the transfer of the technology and accounting teams to the HoldCo segment. In our Banking segment, salaries and other payroll related costs increased $1.2 million, offsetting a decrease in bonuses of $671,000 which was primarily related to the Bank’s SBA team, where activity and therefore bonuses during the same period in the prior year were higher. In our HoldCo segment, salaries and benefits increased $867,000 related to the transfer of the technology and accounting personnel, and to a far lesser extent to merit increases, compared to the nine months ended September 30, 2022.

Occupancy and equipment expense. Occupancy and equipment expenses for the three and nine months ended September 30, 2023 increased $105,000, or 26.6%, and $180,000, or 14.2%, respectively, compared to the same periods in the prior year. The increases were primarily related to increases in rent and common area maintenance at Sanders Morris’s Houston office and to increases for Tectonic’s Frisco office totaling $43,000 and $81,000 for the three and nine months ended September 30, 2023, respectively. In addition, repairs and maintenance at the bank increased $52,000 and $47,000 for the three and nine months ended September 30, 2023, due to facilities repairs, and rent expense at the Bank’s Nolan division increased $1,000 and $13,000 for the three and nine months ended September 30, 2023, respectively, compared to the same period in the prior year. Telephone expense decreased $7,000 and increased $10,000 for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year due to the change in the telephone carrier in May 2023 for the Company overall. Increases in parking of $3,000 and $13,000, respectively, were related to an increase in spaces allocated and increases in the amounts charged. There were miscellaneous increases of $13,000 and $16,000, respectively, for the three and nine months ended September 30, 2023 compared to the same period in the prior year.

Trust expenses. Trust expenses are incurred in our Other Financial Services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and nine months ended September 30, 2023 increased $111,000, or 20.7%, and $16,000, or 0.9%, respectively, compared to the same periods in the prior year due to an increase in the value of trust assets for the three and nine months ended September 30, 2023 over the value during the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and nine months ended September 30, 2023 increased $9,000, or 1.8%, and decreased $74,000, or 4.9%, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 related primarily to increases in information services at Tectonic Advisors and Sanders Morris of $20,000 and service fees at Tectonic Advisors and Sanders Morris of $18,000. These increases were offset by decreases in clearing fees at Sanders Morris of $10,000 and a decrease in referral fees at Sanders Morris of $19,000 for the three months ended September 30, 2023. The decrease for the nine months ended September 30, 2023 related primarily to the decrease in clearing fees at Sanders Morris of $100,000, a decrease in referral fees at Tectonic Advisors and Sanders Morris of $41,000, offset by increases in information service fees at Tectonic Advisors and Sanders Morris of $46,000 and increases in other service fees at Tectonic Advisors and Sanders Morris of $21,000, compared to levels during the same periods in the prior year.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and nine months ended September 30, 2023, increased $69,000, or 23.2%, and $377,000, or 35.9%, respectively compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2023, were the result of increases in our HoldCo segment of $15,000 and $222,000, respectively, primarily due to professional consulting fees for projects involving robotic process automation, increases in professional fees in our Banking segment of $37,000 and $142,000, respectively, primarily related to collections efforts on past due loans and various other matters, including our regulatory filings. There were also increases in our Other Financial Services segment of $17,000 and $13,000, for the three and nine months ended September 30, 2023, respectively, due to increase in professional fees at Tectonic Advisors, and in consulting, actuarial, and auditing fees at the Bank’s Nolan division, which were offset by other individually immaterial fluctuations elsewhere in this segment.

Data processing. Data processing includes costs related to the Company’s data operating systems. Data processing expense for the three and nine months ended September 30, 2023, increased $38,000, or 18.7% and $54,000, or 9.1%, respectively, compared to the same period in the prior year. The increase was the result of $36,000 and $33,000 for the three and nine months, respectively, in our Banking segment and an increase of $2,000 and $21,000, respectively, in our Other Financial Services segment related to the trust and Nolan divisions. The increase in our Banking segment was related to discounts the Bank was receiving from the core system vendor from the conversion in 2021 that were used up during the prior quarter, along with general increases in other data processing services. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s trust division of $2,000 and $20,000 for the three and nine months, respectively, and immaterial increases at the Bank’s Nolan division.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and nine months ended September 30, 2023, increased $314,000, or 25.7% and $1.1 million, or 27.0%, respectively, compared to the same periods in the prior year. The increases for the three months ended September 30, 2023, included increases of $298,000 and $66,000 in our Banking and HoldCo segments, respectively, offset with a decrease in the Other Financial segment of $50,000. The increase of $298,000 in our Banking segment included an increase of $111,000 for software development, $95,000 for recruitment fees, and other individually smaller fluctuations which increased other expenses by $92,000. The increase of $66,000 in our HoldCo segment was primarily the result of an increase of $54,000 software, licenses, and computer services related to technology initiatives across the company, as well as other immaterial fluctuations netting to a $12,000 increase compared to the same period in the prior year. The decrease of $50,000 in our Other Financial Services segment was related to technology and accounting personnel moves within the Company to the HoldCo segment, and to a fee sharing agreement between Tectonic Advisors and Cain Watters, which resulted in a reduction in the marketing expense recognized effective with the three months ended September 30, 2023. The increases for the nine months ended September 30, 2023, included increases of $601,000, $358,000 and $101,000 in our Banking, Other Financial Services and HoldCo segments, respectively. The increase of $601,000 in our Banking segment included an increase of $248,000 for software development in our lending and Integra divisions, $235,000 for recruitment fees, primarily attributable to our lending and Integra divisions, and other individually smaller fluctuations which increased other expenses by $119,000. The increase of $358,000 in our Other Financial Services segment was related to a net increase of $57,000 in software, licenses, and computer services related to technology initiatives across the company, an increase in our marketing, advertising and public relations costs of $194,000, which includes marketing initiatives at Tectonic Advisors related to assets under management attributable to Cain Watters clients, and other marketing initiatives across the Company, as well as increases in employee recruitment of $66,000, and by other individually smaller fluctuations which increased other expenses by $41,000. The increase of $101,000 in our HoldCo segment was primarily the result of an increase of $102,000 in software, licenses, and computer services related to technology initiatives across the Company, offset by a decrease in marketing and public relations initiatives across the Company of $119,000, as well as other immaterial fluctuations netting to a $119,000 increase compared to the same period in the prior year, due to the technology and accounting teams moving from our Other Financial Services segment to the HoldCo segment in third quarter of 2023.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2023 was approximately $1.2 million and 3.3 million, respectively, compared to $1.2 million and $3.4 million, respectively, for the same periods in the prior year. The effective income tax rate was 21.7% and 21.6% for the three and nine months ended September 30, 2023, compared to 20.6% and 20.0%, respectively, for the same periods in the prior year. The effective rates differed due to the effect of nondeductible expenses related to stock options, which resulted in a lower effective income tax rate during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2023.

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

The following table presents key metrics related to our segments as of the periods indicated:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,292	$9,722	$(323)	$16,691	$22,966	$28,596	$(870)	$50,692
Income (Loss ) Before Taxes	$2,881	$3,925	$(1,480)	$5,326	$9,378	$9,229	$(3,422)	$15,185

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,543	$9,317	$(234)	$16,626	$21,819	$29,273	$(658)	$50,434
Income (Loss ) Before Taxes	$3,181	$2,996	$(562)	$5,615	$9,837	$9,008	$(1,986)	$16,859

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and nine months ended September 30, 2023 decreased $300,000, or 9.4%, and $459,000, or 4.7%, respectively, compared to the same periods in the prior year. The decrease during the three months ended September 30, 2023 was primarily the result of a $1.4 million increase in non-interest expense income and a $255,000 increase in the provision for credit losses, partly offset by a $754,000 increase in non-interest and a $393,000 increase net interest income. The decrease during the nine months ended September 30, 2023 was primarily the result of a $337,000 decrease net interest income and a $237,000 increase in non-interest expense income, partly offset by a $188,000 decrease in the provision for credit losses and an $86,000 increase in non-interest.

Net interest income decreased $337,000, or 4.7%, for the three months ended September 30, 2023, and increased $393,000, or 1.9%, for the nine months ended September 30, 2023, compared to the same periods in the prior year. The decrease in net interest income for the three months ended September 30, 2023 was primarily due to an increase in the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases, partly offset by an increase in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The increase in net interest income for the nine months ended September 30, 2023 was primarily due to the increase the average yield on loans, and to a lesser extent, the increase in average volume of loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), partly offset by the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases by the Federal Reserve. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The Bank recorded a credit provision for credit losses of $38,000 for the three months ended September 30, 2023, compared to a provision for credit losses of $150,000 for the same period in the prior year. The $188,000 decrease was primarily the result of lower loan charge-offs and lower increase in the volume of loans during the three months ended September 30, 2023. The provision for credit losses for the nine months ended September 30, 2023 totaled $732,000, compared to $477,000 for the same period in the prior year. The increase was primarily a result of loan charge-offs and an increase in loan volume during the nine months ended September 30, 2023. See “Provision for Credit Losses” and “Allowance for Credit Losses” included elsewhere in this discussion for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three months ended September 30, 2023 increased $86,000, or 27.1%, compared to the same period in the prior year primarily due to a $52,000 increase in deposit and factoring fees, a $13,000 increase in rental income related to concessions given to tenants during the three months ended September 30, 2022, and an $8,000 increase in loan servicing fees, a $13,000 increase in other miscellaneous income. Non-interest income for the nine months ended September 30, 2023 increased $754,000, or 82.9%, compared to the same period in the prior year. The increase was primarily due to a $581,000 gain on sale of a USDA loan during the nine months ended September 30, 2023, a $152,000 increase in loan servicing income, which was primarily the result of remaining amortization of servicing rights that was expensed for loans that paid off during the nine months ended September 30, 2022 and a $35,000 credit allowance to the servicing rights valuation during the nine months ended September 30, 2023, a $61,000 increase in factor in deposit and factoring fees and a $13,000 increase in other miscellaneous income. The increases were partly offset by a $50,000 decrease in rental income due to abatements given to tenants during the first two quarters of 2023. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2023 increased $237,000, or 5.6%, and $1.4 million, or 11.7%, respectively, compared to the same periods in the prior year. Salaries and employee benefits decreased $193,000 for the three months ended September 30, 2023 primarily due to a $197,000 decrease in incentive bonuses, partly offset by annual merit increases and increases in staff, and increased $500,000 for the nine months ended September 30, 2023, including $1.2 million for annual merit increases and increases in staff, partly offset by a $671,000 decrease in incentive bonuses. Occupancy and equipment expense increased $59,000 and $75,000 for the three and nine months ended September 30, 2023, respectively, due primarily to increase in facilities repairs and maintenance. Professional fees increased $37,000 for the three months ended September 30, 2023 primarily due to audit and tax fees, and $142,000 for the nine months ended September 30, 2023, including $92,000 for legal fees related to loan collections and various other matters, and $40,000 for audit fees and $10,000 for various consulting fees. Data processing expense increased $36,000 and $21,000 for the three and nine months ended September 30, 2023, respectively, primarily as a result of discounts provided by the Bank’s core system vendor, related to the change in core system in March 2021, ending during the prior quarter. Other expenses increased $298,000 and $601,000 for the three and nine months ended September 30, 2023, respectively, which included increases of  $111,000 and $248,000, respectively for software development primarily in our lending and Integra divisions, $95,000 and $235,000, respectively, for employee recruitment fees primarily attributable to our lending and Integra divisions, and $27,000 and $93,000, respectively, for FDIC insurance premiums related to increase in the base rate during the second quarter of 2023, and $34,000 and $76,000, respectively, for loan related costs, and other various fluctuations which net increased other expenses by $31,000 and $21,000, respectively, for the three and nine months ended September 30, 2023. The increases in the nine months ended September 30, 2023 was partly offset by a $72,000 decrease for expenses related to other real estate owned. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the three and nine months ended September 30, 2023 increased $929,000, or 31.0%, and $221,000, or 2.5%, respectively, compared to the same periods in the prior year. The increases were the result of an increase in noninterest income of $405,000 and a decrease in noninterest expense of $524,000 for the three months ended September 30, 2023, and to a decrease in noninterest income of $677,000 and a decrease in noninterest expense of $898,000 during the nine months ended September 30, 2023.

Non-interest income for the three and nine months ended September 30, 2023 increased $405,000, or 4.3%, and decreased $677,000, or 2.3%, respectively, compared to the same periods in the prior year.  The increase for the three months ended September 30, 2023 was primarily the result of increases in service fees and other income and advisory income of $329,000 and $326,000, respectively, and an increase in trust income of $194,000.  The increases in service fees relates to an increase in revenue from third party administration services, which is the result of an increase in client plans as well as fluctuations in the timing of completion of this work, and the income in advisory and trust income is related to increases in assets under management compared to those for the three months ended September 30, 2022. These increases were offset by a decrease in brokerage income of $444,000, due to a decrease of $373,000 in over-the counter trading, a decrease in revenue from margin lending of $188,000 related to a shifting of the use of funds at Pershing away from this activity, a decrease in options trading of $166,000, due to normal fluctuations in trading activity, and a decrease in miscellaneous commission revenue of $47,000, the total of which was partially offset by an increase in syndicated offerings and private placements of $214,000 and $116,000, respectively, related to a modest recovery in those activities. The decrease in non-interest income for the nine months ended September 30, 2023 is due to a decrease in brokerage income of $2.8 million, related to a decrease in commission income from private placement and offering activity of $2.0 million from continued economic uncertainty that has dampened private offering activity. In addition, income from over-the-counter trading decreased $775,000, option trading decreased $504,000 and insurance commissions decreased $105,000 compared to the nine months ended September 30, 2022. The decreases in brokerage activity, especially in private placement and syndicated offering activity, are largely related to increases in the benchmark interest rate by the FOMC and general market volatility from instability in political and macro-economic conditions. These decreases were offset by an increase in federated rebates of $823,000 for the nine months ended September 30, 2023, as well as other immaterial fluctuations in brokerage income. The decrease in brokerage income was offset by increases in trust and advisory income of $140,000 and $554,000, respectively, related to increases in assets under management related to net inflows, as well as market appreciation, and an increase in service fees and other income, which was primarily related to an increase in revenue from third party administration services, which is the result of an increase in client plans as well as fluctuations in the timing of completion of this work compared to the nine months ended September 30, 2023. See also the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2023 decreased $524,000, or 8.3%, and $898,000, or 4.4%, compared to the same periods in the prior year. The decreases for the three and nine months ended September 30, 2023 were primarily related to decreases in salaries and employee benefits of $632,000 and $1.3 million, respectively. In addition, for the three months ended September 30, 2023, other expenses decreased by $51,000 compared to the same period in the prior year, with these decreases partially offset by an increase of $111,000 in trust expense, $20,000 in occupancy and equipment expense, and less material increases in brokerage and advisory direct costs, professional fees, and data processing expense. The net decrease in salaries and employee benefits was related to a decrease of $435,000 at Sanders Morris due to decreases in incentive bonuses and commissions of $528,000 related to a downturn in general brokerage activity primarily at Sanders Morris’ Dallas office, and to the transition of accounting and technology personnel from Tectonic Advisors, whose activity is within the Company’s Other Financial Services segment, to Tectonic Financial, within the HoldCo segment, to better reflect the function of those personnel given they serve departments across the Company. Those decreases were offset by an increase in salaries and benefits at the Bank’s trust and Nolan divisions of $86,000 and $104,000, respectively, related to factors discussed in salaries and employee benefits under non-interest expense. For the nine months ended September 30, 2023, in addition to the decrease of $1.3 million in salaries and employee benefits expense, brokerage and advisory direct costs decreased by $74,000. These decreases were offset by increases in other expenses of $358,000, occupancy and equipment expense of $71,000, data processing expense of $21,000, and less material increases in trust expense and professional fees of $16,000 and $13,000, respectively. These decreases in salaries and employee benefits expense and brokerage and advisory direct costs were primarily the result of decreases in brokerage and offering activity at Sanders Morris, which reduced commissions earned and related expenses. Sanders Morris salaries and benefits expense decreased by $1.7 million, entirely from decreases in bonuses, earnouts and commissions. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The loss before taxes for the three and nine months ended September 30, 2023 increased $918,000, or 163.3% and $1.4 million, or 72.3%, respectively, compared to the same periods in the prior year. Interest expense increased $89,000 and $198,000, respectively, solely due to increases in interest rates on our subordinated debt. Non-interest expense increased $829,000 and $1.2 million for the three and nine months ended September 30, 2023, respectively, primarily due to increases in salaries and employee benefits of $722,000 and $867,000, respectively, related to the transition of accounting and technology personnel to Tectonic Financial, which is within the Company’s HoldCo segment, from Tectonic Advisors, whose activity is within the Company’s Other Financial Services segment, to better reflect the function of those personnel given they serve departments across the Company, as well as an increase in headcount. In addition, professional fees increased $15,000 and $222,000, respectively, occupancy and equipment expense increased $26,000 and $34,000, respectively, and other expenses increased by $66,000 and $101,000, respectively. The increases in professional fees for the three and nine months ended September 30, 2023, were driven by projects involving robotic process automation. The increases in occupancy and equipment expense were related primarily to increases in rent and common area maintenance and parking at Tectonic Financial’s Houston office. See also the analyses of non-interest income and non-interest expense included in the respectively titled sections above.

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

As of September 30, 2023, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Securities, restricted consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of September 30, 2023 and December 31, 2022, and FHLB stock, having an amortized cost and fair value of $1.9 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively.

Securities not readily marketable consists of an income interest in a private investment.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of September 30, 2023		As of December 31, 2022
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,956	$3,932	$1,990	$1,953
U.S. government agencies	15,664	13,099	15,715	13,088
Mortgage-backed securities	4,790	4,335	5,925	5,592
Total securities available for sale	$24,410	$21,366	$23,630	$20,633

Securities held to maturity:
Property assessed clean energy	$1,328	$1,438	$1,596	$1,722
Public improvement district/TIRZ	22,858	23,964	23,666	24,760
Total securities held to maturity	$24,186	$25,402	$25,262	$26,482

Securities, restricted:
Other	$4,150	$4,150	$3,496	$3,496

Securities not readily marketable	$317	$317	$100	$100

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses for available-for-sale securities was recognized as of September 30, 2023.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of September 30, 2023. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasuries	$3,932	4.40%	$-	-%	$-	-%	$-	-%	$3,932	4.40%
U.S. government agencies	-	-%	9,526	0.94%	946	1.22%	2,627	0.84%	13,099	0.94%
Mortgage-backed securities	-	-%	1,407	3.38%	944	2.79%	1,984	3.51%	4,335	3.31%
Total	$3,932	4.40%	$10,933	1.23%	$1,890	1.98%	$4,611	1.87%	$21,366	1.96%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$367	6.87%	$961	7.24%	$1,328	7.14%
Public improvement district/TIRZ	-	-%	1,416	4.12%	-	-%	21,442	6.27%	22,858	6.13%
Total	$-	-%	$1,416	4.12%	$367	6.87%	$22,403	6.32%	$24,186	6.19%

Loan Portfolio Composition

Total loans excluding allowance for credit losses, increased $28.9 million to $479.2 million at September 30, 2023, compared to $450.3 million at December 31, 2022. SBA loans comprise the largest group of loans in our portfolio totaling $265.5 million, or 55.4%, of the total loans at September 30, 2023, compared to $258.3 million, or 57.4% of the total loans at December 31, 2022. Commercial and industrial loans totaled $82.3 million, or 17.2%, of the total loans at September 30, 2023, compared to $92.9 million, or 20.6% of the total loans at December 31, 2022. Commercial and construction real estate loans totaled $96.6 million, or 20.2%, of the total loans at September 30, 2023, compared to $67.8 million, or 15.1% of the total loans at December 31, 2022.

The following table sets forth the composition of our loans held for investment:

(In thousands, except percentages)	September 30, 2023		December 31, 2022
Commercial and industrial	$82,273	17.2%	$92,946	20.6%
Consumer installment	879	0.2	1,058	0.2
Real estate – residential	7,953	1.7	5,566	1.2
Real estate – commercial	76,320	15.9	63,924	14.2
Real estate – construction and land	20,237	4.2	3,873	0.9
SBA 7(a) guaranteed	166,195	34.7	149,374	33.2
SBA 7(a) unguaranteed	58,557	12.2	56,268	12.5
SBA 504	40,756	8.5	52,668	11.7
USDA	2,129	0.4	2,235	0.5
Factored Receivables	23,895	5.0	22,420	5.0
Total Loans	$479,194	100.0%	$450,332	100.0%

	Maturity Distribution of Loan Portfolio at September 30, 2023
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$4,028	$12,048	$66,197	$-	$82,273
Consumer installment	372	507	-	-	879
Real estate – residential	1,559	6,261	-	133	7,953
Real estate – commercial	36,287	34,164	4,281	1,588	76,320
Real estate – construction and land	20,029	208	-	-	20,237
SBA 7(a) guaranteed	144,200	16,106	2,129	3,760	166,195
SBA 7(a) unguaranteed	49,125	7,460	433	1,539	58,557
SBA 504	21,933	5,772	13,051	-	40,756
USDA	2,129	-	-	-	2,129
Factored Receivables	23,895	-	-	-	23,895
Total	$303,557	$82,526	$86,091	$7,020	$479,194

	Loans Due After One Year at September 30, 2023
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$75,904	$2,341	$78,245
Consumer installment	507	-	507
Real estate – residential	5,082	1,312	6,394
Real estate – commercial	6,723	33,310	40,0333
Real estate – construction and land	-	208	208
SBA 7(a) guaranteed	8,457	13,538	21,995
SBA 7(a) unguaranteed	2,946	6,486	9,432
SBA 504	-	18,823	18,823
USDA	-	-	-
Factored Receivables	-	-	-
Total	$99,619	$76,018	$175,637

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	September 30, 2023		December 31, 2022
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Real estate – residential	$130	0.02%	$138	0.02%
SBA guaranteed	1,574	0.25	2,221	0.36
SBA unguaranteed	140	0.02	107	0.02
Total non-accrual loans	1,844	0.29	2,466	0.40
Real estate – residential past due 90 days	-	-	206	0.03
Factored receivables past due 90 days	78	0.01	132	0.02
Foreclosed assets	-	-	-	-
Total non-performing assets	$1,922	0.30%	$2,804	0.45%

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

Upon the adoption of ASC 326 effective on January 1, 2023, the total amount of the allowance for credit losses for loans estimated using the CECL methodology increased $1.4 million compared to the total amount of the allowance for credit losses for loans estimated as of December 31, 2022 using the prior incurred loss model under GAAP.

The following table sets forth the allocation of the allowance for credit losses as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the date indicated:

(In thousands, except percentages)	September 30, 2023		December 31, 2022
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$2,440	17.1%	$1,301	20.6%
Consumer installment	21	0.2	14	0.2
Real estate – residential	57	1.7	79	1.2
Real estate – commercial	613	16.3	899	14.2
Real estate – construction and land	51	4.2	55	0.9
SBA	2,344	55.1	1,505	57.4
USDA	18	0.4	52	0.5
Factored Receivables	454	5.0	608	5.0
Total allowance for credit losses	$5,998	100.0%	$4,153	100.0%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the period indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30		September 30
(In thousands, except percentages)	2023	2022	2023	2022
Average loans outstanding	$494,053	$462,452	$484,099	$454,697
Gross loans held for investment outstanding at end of period	$479,194	$439,445	$479,194	$439,445
Allowance for credit losses at beginning of period	$6,138	$4,235	$4,513	$4,152
Impact of adopting ASC 326	-	-	1,390	-
Provision for credit losses	(38)	150	722	477
Charge offs:
Commercial and industrial	14	1	14	31
SBA 7(a)	-	-	328	42
Factored Receivables	155	259	454	471
Total charge-offs	169	260	796	544
Recoveries:
Commercial and industrial	-	30	-	30
SBA 7(a)	15	5	33	16
Factored Receivables	52	9	136	38
Total recoveries	67	44	169	84
Net charge-offs	(102)	(216)	(627)	(460)
Allowance for credit losses at end of period	$5,998	$4,169	$5,998	$4,169
Ratio of allowance for loans to end of period loans	1.25%	0.95%	1.25%	0.95%
Ratio of net charge-offs to average loans	0.02%	0.05%	0.13%	0.10%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of September 30, 2023, deposits includes a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $7.6 million, or 1.0%, to $500.6 million as of September 30, 2023, as compared to $493.0 million as of December 31, 2022. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the nine months ended September 30,
	2023			2022
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$98,171	19.1%	0.00%	$101,363	22.0%	0.00%
Savings and interest-bearing demand	12,319	2.4	0.46	16,470	3.6	0.29
Money market accounts	128,138	25.0	4.43	131,251	28.4	0.85
Time deposits	274,697	53.5	3.96	212,668	46.0	1.16
Total deposits	$513,325	100.00%	3.24%	$461,752	100.00%	0.79%

The following table provides information on the maturity distribution of the insured time deposits and the time deposits exceeding the FDIC insurance limit as of September 30, 2023:

	As of September 30, 2023
(In thousands)	Insured	Uninsured	Total
Maturing
Three months or less	$73,297	$15,593	$88,890
Over three months to six months	24,716	20,800	45,516
Over six months to 12 months	68,403	24,489	92,892
Over 12 months	26,016	3,965	29,981
Total	$192,432	$64,847	$257,279

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Borrowings:
Subordinated notes	$12,000	$12,000
Total	$12,000	$12,000

The Company has a credit line with the FHLB with borrowing capacity of $54.9 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of September 30, 2023 and December 31, 2022.

The Company also has a credit line with the FRB with borrowing capacity of $46.5 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of September 30, 2023 and December 31, 2022.

As part of the BTFP, the FRB offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $23.3 million to provide additional liquidity to meet the needs of depositors as of September 30, 2023. The Company had no borrowings related to the BTFP as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate at three month LIBOR plus 5.125% payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Beginning July 1, 2023, in accordance with the Adjustable Interest Rate (LIBOR) Act and the rules promulgated by the Federal Reserve thereunder, the subordinated notes transitioned to an adjusted SOFR index.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $8.4 million, or 8.7%, to $104.9 million as of September 30, 2023, from $96.5 million as of December 31, 2022. The increase included net income of $11.9 million, $226,000 related to stock compensation expense, and $150,000 related to the reduction in note receivable utilized to exercise stock options. The increases were partly offset by the $1.3 million impact of the adoption of ASC 326, $37,000 net after-tax increase in accumulated other comprehensive loss, the repurchase of common stock in the amount of $100,000 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $1.2 million and $1.3 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	September 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$85,385	13.96%	$76,805	13.27%
Common Equity Tier 1 (to Risk Weighted Assets)	68,135	16.26	59,555	14.80
Tier 1 Capital (to Risk Weighted Assets)	85,385	20.38	76,805	19.09
Total Capital (to Risk Weighted Assets)	90,623	21.63	81,317	20.21

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$84,791	14.05%	$76,767	13.47%
Common Equity Tier 1 (to Risk Weighted Assets)	84,791	20.48	76,767	19.29
Tier 1 Capital (to Risk Weighted Assets)	84,791	20.48	76,767	19.29
Total Capital (to Risk Weighted Assets)	89,980	21.73	81,279	20.42

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of September 30, 2023, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of September 30, 2023 the Company had approximately $39.7 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of September 30, 2023, the Company’s borrowing capacity with the FHLB was $54.9 million based upon loan collateral pledged to the FHLB, of which none was utilized as of September 30, 2023.

The borrowing capacity on the discount line of credit with the FRB was $46.5 million, of which none was utilized as of September 30, 2023. During March 2023, the Federal Reserve created the BTFP, which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of September 30, 2023, securities with a par value of $23.3 million were pledged to the Federal Reserve under this program, none of which was borrowed against. In addition, the Company has approximately $161.8 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of September 30, 2023, we had commitments to extend credit and standby letters of credit of approximately $55.6 million and $162,000, respectively.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures The allowance for credit losses for off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding commitments to extend credit and letters of credit detailed above. The allowance for credit losses for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. Upon adoption of ASC 326 on January 1, 2023, the impact of adoption was $238,000 to the allowance for credit losses for off-balance-sheet credit exposure, and subsequent to adoption we recognized a credit loss expense related to off-balance-sheet credit exposures totaling $10,000 for the nine months ended September 30, 2023. Further information regarding our policies and methodology used to estimate the allowance for credit losses for off-balance-sheet credit exposures is presented in Note 11 – Commitments and Contingencies in the accompanying notes to consolidated financial statements.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of September 30, 2023:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	6.00
+100	3.00
-100	(2.74)
-200	(5.49)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) were effective at the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Recent bank failures, the resulting media coverage, and the related negative impact on customer confidence in the safety and soundness of the banking industry may adversely affect our business, earnings and financial condition.

The Company is exposed to a number of risks when other financial institutions experience financial difficulties, which could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. The failures of a number of banks in 2023, have resulted in significant market volatility among publicly traded bank holding companies and has caused uncertainty in the investor community and bank customers, generally. The recent bank failures may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. In addition, this uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Management continues to monitor the ongoing events concerning the recent bank failures as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

TECTONIC FINANCIAL, INC.

Date: November 14, 2023	By:	/s/ A. Haag Sherman
A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage
Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer