Form 10-K
period 2023-12-31
Tectonic Financial, Inc.
filed 2024-04-01
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of March 27, 2024 was 7,102,680 shares.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are not historical facts and are based on information currently available to our management. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” of this Form 10-K and the following:

●	potential recession in the United States and our market areas;
●

the impacts related to or resulting from bank failures and any continuation of the recent uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by governmental agencies in response thereto;

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
●

changes in market interest rates, including the significant increases in market interest rates experienced since March 2022, which could negatively impact bond market values and result in a lower net book value;

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
●

our ability to protect against and manage fraudulent activity and cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our information security systems or infrastructure, or those of our third-party vendors or other service providers, and identify theft;

●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics;
●	the effects of terrorism and acts of war or threat thereof;
●	environmental liabilities;
●	legislative changes or the adoption of tax reform policies;
●	uncertainty regarding United States fiscal debt and budget matters;
●	political instability and changes in tariffs and trade barriers;
●

compliance with laws and regulations of the financial services industry, supervisory actions, capital requirements, the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;

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

Our Company

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a financial holding company headquartered in Dallas, Texas offering banking, trust, investment advisory, third-party administration and recordkeeping, securities brokerage, underwriting, and insurance services to high net worth individuals, small businesses and institutions across the United States. The Company was formed in late 2016 for the purpose of acquiring T Bancshares, Inc. (“T Bancshares”), and its wholly owned subsidiary, T Bank, National Association (the “Bank”). T Bancshares was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for the Bank. On May 13, 2019, we completed a merger with Tectonic Holdings, LLC (“Tectonic Holdings”), a company with whom we had common ownership (the “Tectonic Merger”). Through the Tectonic Merger, we acquired Tectonic Advisors, LLC (“Tectonic Advisors”) and Sanders Morris LLC (“Sanders Morris”), as well as its subsidiary, HWG Insurance Agency LLC (“HWG”), which expanded our financial services to include investment advisory, securities brokerage, investment banking, and insurance services.

As of December 31, 2023, we had, on a consolidated basis, $677.3 million in assets, $494.8 million in total loans held for investment, $26.6 million in loans held for sale, $526.9 million in deposits and $106.9 million in shareholders’ equity. Net income for the year ended December 31, 2023 was $15.2 million. The Company’s Series B preferred stock is traded through the NASDAQ Capital Market under the symbol “TECTP”.

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

o

Tectonic Advisors is a registered investment advisor providing investment advisory services to individuals, institutions (including affiliates) and families. It advises on portfolios of assets for an asset-based fee. As of December 31, 2023, Tectonic Advisors had approximately $3.6 billion in client assets under management (“AUM”) (which includes $1.8 billion of AUM held by the Bank as a fiduciary).

o

Sanders Morris is a registered broker-dealer with Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the Securities and Exchange Commission (the “SEC”). Through Sanders Morris, we serve clients on their investment portfolios as an advisor or broker (often with limited powers of attorney). We also execute trades for institutions and households, and provide investment banking services to corporate entities. As of December 31, 2023, Sanders Morris had approximately $1.2 billion in client advisory assets under management, and client brokerage assets of $2.0 billion, bringing total client assets to $3.2 billion at Sanders Morris.

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

SBA and USDA. The Bank originates and services commercial and real estate loans under programs guaranteed by the SBA and the USDA representing approximately 54.1% of the Bank’s total lending services as of December 31, 2023. Generally 75% to 80% of the principal balance of these loans is guaranteed by these agencies. The CARES Act increased the SBA 7(a) guaranty on 7(a) loans to 90% for loans originated from February 1, 2020 through September 30, 2021. These loans generally offer borrowers more flexible terms and conditions than available through conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally not more than 10 years and are fully amortizing. Loans secured by real estate as the principal collateral are generally 25 years or less and are also generally fully amortizing. Loans can be adjustable rate loans, but may also be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

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

Dental and Other Professionals. The Bank offers loans to the dental industry and other small-to-medium sized businesses. The principal referral source of the dental loans is Cain Watters. Most of the partners of Cain Watters are stockholders in the Company, and four partners serve on our board of directors. Cain Watters has been highly successful in providing a variety of consulting services to dentists and dental companies for over 30 years with a national client base. Cain Watters refers loans to a variety of lenders (including the Bank), who compete on price, terms and service. We view the dental lending vertical as highly competitive.

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

Lending Policy. The Bank’s delegations of authority, which are approved by its board of directors, provide for various levels of officer lending authority. The Bank has an independent third-party review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by its board of directors. Additionally, our board of directors has formed a directors’ loan committee with members named by board resolution to provide the following oversight:

●	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;
●	approve loans with net Bank exposure over $2 million;
●	monitor delinquent, non-accrual loans and classified loans;
●	monitor loan portfolio concentrations and quality through a variety of metrics;
●	monitor our loan servicing and review systems; and
●	review the adequacy of the credit loss reserve.

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

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan to any one borrower a maximum amount equal to either:

●	15% of the Bank’s capital and surplus and allowance for credit losses;
●

25% of its capital and surplus and allowance for credit losses if the amount that exceeds 15% is secured by cash or readily marketable collateral, as determined by reliable and continuously available price quotations; or

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

Factored Receivables. The Bank offers financing to smaller transportation companies across the United States primarily through factoring of accounts receivables through its Integra Division. We directly purchase the receivables generated by our clients, primarily transportation companies, at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between trade payable payments to the client for services rendered and the required payment of operating costs, such as fuel and insurance costs, incurred to provide such good or service. The receivables are typically collected 30 to 60 days after delivery.

Investments. The Bank invests a portion of its assets in available for sale securities, which include U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the Federal Home Loan Bank. In addition, the Bank may make investments in held to maturity assets, including certain municipal or state obligations or securities that it believes have a similar risk profile thereto. These investments include, among other things, securities issued pursuant to Property Assessed Clean Energy programs (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Deposit Services. To fund its loan and securities portfolio, the Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. In addition, the Bank can access uninvested cash from customers of its trust department by moving portions of it into money market deposits. As of December 31, 2023, the Bank deposits included $31.3 million available from the funds of trust clients.

In addition to traditional lobby banking services, the Bank offers robust e-banking services, via on-line and mobile devices, to both consumers and businesses. These services include remote check deposits, bill payment, electronic transfer of funds between financial institutions, person-to-person payments, positive pay, as well as traditional internet services such as balance inquiries and internal funds transfers. The Bank provides a courier and mobile banking concierge service throughout the Dallas MSA and offers its customers free usage of any automated teller machine in the world through its debit card. We also offer an on-line only option to open transaction, savings, and certificate deposits that is marketed via the internet to attract consumer deposits.

As of December 31, 2023, the Bank had total deposits of approximately $531.4 million which includes $4.5 million of intercompany deposits of the parent company and other subsidiaries, for a net balance of $526.9 million. Time deposits of $250 thousand and over totaled $109.6 million as of December 31, 2023. The Bank had $50.0 million of brokered deposits through an Insured Cash Sweep One-Way Buy Agreement as of December 31, 2023.

Borrowings. In addition to deposits, we utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”) and borrowings under the Bank Term Funding Program (“BTFP”), along with long-term subordinated notes as supplementary funding sources to finance our operations. At December 31, 2023, the Company had no borrowings with the FHLB or the FRB under the lines of credit. The Bank had $21.0 million, or 3.7% of total liabilities, borrowed under the BTFP, and the debt at T Bancshares, net of debt issuance costs, totaled $12.0 million, or 2.1% of total liabilities.

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

Trust Services. The Company provides trust services to individuals and defined contribution and benefit plans established by small businesses for their owners and employees. We have approximately 1,800 trust accounts in 48 states. The Bank has established common pooled funds to comingle our clients’ capital to invest in stocks, bonds, exchange-traded funds or other investments and thereby provide a smaller investor with broader diversification and access to professional investment advisors. The Bank has approximately $1.9 billion in market value of trust assets as of December 31, 2023.

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

Cain Watters has referred substantially all of the clients of the Bank’s Trust Division. Cain Watters specializes in providing financial planning, accounting, tax and advisory services to small businesses, principally dental practices. Cain Watters refers certain of its clients to the Trust Division to provide custodial and fiduciary services for their defined benefit and contribution plans and also their personal assets. Cain Watters is not obligated to make such referrals and refers its clients to other service providers that are competitive with the Bank. The Bank competes on the basis of service and investment performance. However, the Bank and Cain Watters are parties to an agreement which, among other provisions, obligates each party to preserve the other’s business relationship with their mutual clients. This agreement was renewed on December 1, 2022 under an automatic extension clause, and was subsequently amended effective January 31, 2023 to provide for termination upon the dissolution of either party or upon a mutually agreeable date in the event of the sale of the Company. The partners of Cain Watters own approximately 29.3% of the Company, and four partners of Cain Watters serve on the board of directors of the Company.

Third Party Administration. The Nolan Company (“Nolan”), a TPA based in Overland Park, Kansas, operates as a department within the Bank doing business under the name of The Nolan Company. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe that offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Investment Advisory. Tectonic Advisors and Sanders Morris are registered investment advisors regulated by the SEC. They provide investment advisory and due diligence services to their respective clients for an asset-based or a performance-based fee.

Tectonic Advisors provides investment advice to the board of director’s trust committee in the management of its $1.9 billion of common pooled funds under a long-term agreement that has been in effect since 2006, the current form of which renewed in December 2022 under an automatic extension clause within the agreement, and was subsequently extended effective January 31, 2023 to a duration that terminates upon the dissolution of either party or upon a mutually agreeable date in the event of a sale of the Company. Pursuant to this agreement, Tectonic Advisors provides investment advice, asset allocation advice and third party manager research for the construction of portfolios. Tectonic Advisors provides advice on six common pooled funds, which are combined in various manners to develop different portfolios for investors (ranging from a conservative allocation to an aggressive allocation). Tectonic Advisors works with the Bank’s Trust Division, and the board of director’s trust committee, in the management of these common pooled funds and portfolios and meets with the Trust Division and trust committee on a quarterly basis. In addition to services provided to the Bank, Tectonic Advisors provides investment advisory research and due diligence services to Cain Watters under a continuing agreement.

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

Brokerage. Through Sanders Morris, we purchase and sell stocks and other securities for high net worth clients, often on a discretionary basis, in consideration for brokerage commissions based on trading activity. In addition, we provide institutional trading and other services to money managers, institutions, and individual accounts. We also provide clients with access to private investments that are sourced by us in consideration for a placement fee or commission. Finally, we provide margin loans offered through our clearing firm (Pershing LLC) and periodically serve as a member of an underwriting or selling group member in public offerings, which we offer to our clients. As of December 31, 2023, Sanders Morris has approximately $2.7 million in net regulatory capital as defined by FINRA to support its broker-dealer activities.

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

Insurance. Through our insurance agency, HWG, we provide disability and life insurance as a broker. HWG is an insurance agency licensed under the TDI. HWG generates its commissions through the sale of policies as a broker to clients and also receives renewal premiums from past policies sold (and which are renewing). HWG is currently generating most of its revenues from renewals, and continues to tailor its team to generate new business.

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

Human Capital Resources

We had approximately 199 employees as of December 31, 2023. We believe our employee relations to be good and we have no collective bargaining agreements with any employees.

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

Regulatory Agencies

As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve and, acting under delegated authority, the FRB, pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a national bank, the Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “OCC”). Sanders Morris is a registered broker-dealer with the SEC and FINRA, and a registered investment advisor with the SEC. Tectonic Advisors is an SEC registered investment advisor. HWG is an insurance agency registered with the TDI.

Bank Holding Company Regulation

BHC Act. As a registered bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and may also be required to furnish such additional information and reports as the Federal Reserve or the FRB may require. The Company elected to become a financial holding company in 2018, as further described under “—Financial Holding Company Status.”

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

Under the BHC Act, any company must obtain the approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the BHC Act, “control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise based on facts and circumstances even with ownership below 5.00% up to 24.99%. On September 30, 2020, the Federal Reserve’s final rule revising the Federal Reserve’s regulations related to determinations of whether a company has “control” over another company, including a bank holding company or a bank, for purposes of the BHC Act, became effective. The final rule created a tiered system of non-control presumptions based upon the percentage of any class of voting securities held by an acquirer and the presence of other indicia of control. The final rule’s four categories of tiered presumptions of non-control, based upon the percentage of ownership of any class of voting securities held by an acquirer, are (i) less than 5%, (ii) 5% to 9.99%, (iii) 10% to 14.99%, and (iv) 15% to 24.99%. By codifying the non-control presumptions, the final rule provides greater transparency with respect to the total level of equity, representative directors, management interlocks, limiting contractual provisions and business relationships that would be permissible to the Federal Reserve in order to avoid a determination of control. The Federal Reserve’s final rule applies to control determinations under the BHC Act, but does not apply to the Change in Bank Control Act of 1978, as amended (the “CIBCA”).

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

Volcker Rule. Section 13 of the BHC Act, commonly known as the “Volcker Rule,” generally prohibits insured depository institutions and their affiliates (including their holding companies) from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. However, Section 203 of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) exempts community banks from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion; and (ii) trading assets and liabilities of the community bank, and every entity that controls it, is equal to or less than 5% of its total consolidated assets. As the consolidated assets of the Company are less than $10 billion and the Company does not currently exceed the 5% threshold, this aspect of the Volcker Rule does not have any impact on the Company’s consolidated financial statements at this time.

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

If a financial holding company ceases to meet the above requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. Restrictions imposed on a financial holding company’s activities by the Federal Reserve may not necessarily be made known to the public. If the financial holding company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the financial holding company’s depository institutions. Failure to satisfy the financial holding company requirements could also result in loss of financial holding company status. The Company made this election in 2018, and became a financial holding company.

Source of Strength. In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and long-standing Federal Reserve policy, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support its subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels.

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

In the event that the Board authorizes the payment of a dividend by the Company, any such dividend will be consistent with our capital needs, asset quality and overall financial condition (as a financial holding company). However, there can be no assurance that this will be the case in the future and, if it is found that our dividend is not consistent with our capital needs and/or asset quality or if our financial condition deteriorates, we may not be able to pay dividends on our Series B preferred stock.

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

Bank Regulation

The Bank is a national bank chartered under the National Bank Act. The Bank is a member of the Federal Reserve. In addition, its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law. National banks, such as the Bank, are subject to extensive regulation, supervision and examination by the OCC. As an insured depository institution and member bank, the Bank is also subject to regulation by the FDIC and the Federal Reserve, although the OCC is the Bank’s primary federal regulator. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

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

Separately, in connection with the U.S. Treasury Secretary’s invocation of the systemic risk exception declared on March 12, 2023, in response to the failure of two insured depository institutions and the appointment of the FDIC as receiver for such failed insured depository institutions, the FDIC adopted a final rule in November 2023 that implements a special assessment to recover the DIF’s losses from protecting uninsured depositors following the closures of such failed insured depository institutions. This rule is effective on April 1, 2024 and affects only those insured depository institutions with more than $5 billion in total assets. Affected institutions must pay such special assessment over eight quarterly assessment periods, the first of which will be reflected on the first quarterly assessment period for January 1 through March 31, 2024, with the first payment due on June 28, 2024. This rule is not applicable for the Company. However, the FDIC also reserved the right to impose a one-time “shortfall assessment” at the conclusion of the special assessment if there are DIF losses that have not been fully recovered. It is possible that further increases in deposit insurance are adopted by the FDIC that could apply to the Bank.

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

The payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Bank is generally prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III rules, institutions that seek the freedom to pay dividends will have to maintain the capital conservation buffer.

Regulatory Capital Requirements. Under the Basel III capital regulations, the minimum capital level requirements are (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income, or AOCI, unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2023, the Bank exceeded all Basel III regulatory minimum capital requirements.

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

As of December 31, 2023, the Bank qualified as “well capitalized” under the prompt corrective action rules.

Interstate Banking and Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) amended the FDIA, and certain other statutes, to permit state and national banks with different home states to merge across state lines with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997, expressly prohibiting interstate mergers. Under the Riegle-Neal Act, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

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

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act (the “Affiliates Act”). Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In our case, Tectonic Advisors, Sanders Morris, HWG and Cain Watters are all considered affiliates of the Bank.

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

On December 18, 2015, the federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending.” In June 2023, in response to the increased risk relating to commercial real estate loans, the federal banking agencies issued a final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts. The new policy statement updates, expands on and supersedes existing guidance from 2009 and supplements the guidance from 2015. Most notably, it (i) adds a new discussion of short-term loan accommodations, (ii) expands guidance regarding the evaluation and assessment of guarantors to also encompass loan sponsors, (iii) incorporates information about changes to accounting principles since 2009, and (iv) updates and expands the illustrative examples of commercial real estate loan workouts.

As of December 31, 2023, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the aforementioned policy statements and advisory guidance.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and are subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2023, the Bank qualified as “well capitalized” for purposes of the brokered deposit restrictions.

Technology Risk Management, Cybersecurity and Consumer Privacy. Federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See Item 1C “Cybersecurity” in Part I of this Form 10-K. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

On May 10, 2016, the Financial Crimes Enforcement Network (“FinCEN”) issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their BSA and AML policies. The final rule adds a requirement that banks understand the nature and purpose of customer relationships and identify the “beneficial owner” (25% or more ownership interest) of legal entity customers. The formal implementation date was May 11, 2018. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s AML compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement, pursuant to the CTA. The rule requires most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners-the persons who ultimately own or control the company, to FinCEN. On December 22, 2023, FinCEN issued a final rule regarding access by authorized recipients to beneficial ownership information that will be reported to FinCEN pursuant to Sec. 6403 of the CTA, which is part of the NDAA. The regulations implement strict protocols required by the CTA to protect sensitive personally identifiable information reported to FinCEN and establish the circumstances in which specified recipients have access to beneficial ownership information, along with data protection protocols and oversight mechanisms applicable to each recipient category. The disclosure of beneficial ownership information to authorized recipients in accordance with appropriate protocols and oversight will help law enforcement and national security agencies prevent and combat money laundering, terrorist financing, tax fraud, and other illicit activity, as well as protect national security.

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

UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unfair”, “deceptive” or “abusive” acts and business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” referred to as UDAAP, and were delegated to CFPB for rulemaking. The federal banking agencies have the authority to enforce such rules and regulations. Under the Dodd-Frank Act, CFPB looks to various factors to assess whether an act or practice is unfair, including whether it causes or is likely to cause substantial injury to consumers, the injury is not reasonably avoidable by consumers, and the injury is not outweighed by countervailing benefits to consumers or to competition. A key focus of CFPB is whether an act or practice hinders a consumer’s decision-making.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires the Company to adopt a clawback policy within 60 days after such listing standard becomes effective. In accordance with Rule 10D-1 promulgated by the SEC under the Exchange Act and Nasdaq Listing Rule 5608, the Company adopted and implemented a compensation recovery policy, effective as of October 2, 2023.

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

●	We may not be able to grow and maintain our deposit base or other funding sources, and deposit outflows may increase reliance on wholesale borrowings and brokered deposits.
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

●	We have a loan concentration related to the acquisition and financing of dental practices.
●	A governmental shutdown or curtailment of government guaranteed loan programs could affect a segment of our business.
●	We face specific risks associated with retention of unguaranteed portions of SBA loans.
●	Commercial lending generally involves a higher degree of risk than retail residential mortgage lending.
●	The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.
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

●	Our allowance for credit losses may not be sufficient to absorb actual losses.
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

●	Factoring products offered by the Bank’s Integra Division may expose us to an increased risk of fraud.
●	We rely on client and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.
●	Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.
●	The Company is subject to environmental risks associated with owning real estate or collateral.

Risks Related to Our Regulatory Environment:

●	We are subject to extensive government regulation and supervision, which could constrain our growth and profitability.
●	Recent bank failures and the related negative impact on customer confidence in the safety and soundness of the banking industry may adversely affect our business, earnings and financial condition.
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
●

The replacement of the London Inter-bank Offered Rate (“LIBOR”) on our Series B preferred stock with the Secured Overnight Financing Rate (“SOFR”) could increase our interest payments and may adversely affect the value of the Series B preferred stock. Dividends on the Series B preferred stock will vary beginning on May 15, 2024 and any dividends declared may be less than the initial fixed annual rate in effect prior to May 15, 2024.

●	The Series B preferred stock may be redeemed at our option, and you may not be able to reinvest the redemption price you receive in a similar security.
●	Investors should not expect us to redeem the Series B preferred stock on or any time after the date it becomes redeemable.
●	Holders of the Series B preferred stock have limited voting rights.
●	A liquid market for the Series B preferred stock may not be sustained, which may impair your ability to sell your shares.
●	The market price of the Series B preferred stock may become subject to substantial fluctuations.
●	Securities analysts may not continue coverage on us.
●	The Series B preferred stock is not rated.
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

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as the FHLB, advances, access to the Federal Reserve discount window, the BTFP and the issuance of additional equity securities and/or debt.

If our ability to obtain funds from these sources becomes limited, these sources become restricted or are eliminated, or the costs of those funds increase, or we are unable to effectively manage the repayment and maturity schedules of our loans and investment securities, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, the Company may incur substantially higher funding costs in order to obtain the necessary funds to support the Company's operations and growth or may be required to sell or restrict operations, or restrict the payment of dividends. Furthermore, if the Company is unable to raise adequate funds through external sources, the Company may need to sell assets with unrealized losses in order to generate additional liquidity, which could decrease the capital of the Company and have an adverse effect on our business, financial condition and results of operations.

We depend on wholesale funding sources, which causes our cost of funds to be higher when compared to other financial institutions and poses future funding risks if the Bank becomes less than “well capitalized” under the prompt corrective action framework, or PCA, which may require us to liquidate loans or impede our growth.

We use certain non-core, wholesale funding sources, including the FHLB advances and deposit listing services. As of December 31, 2023, our use of such wholesale funding sources amounted to approximately $286 million, or 51.8% of total funding. Although we intend to increase our efforts to reduce our reliance on wholesale funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. We further expect to increase our core funding as we develop the capacity for consumers to open on-line digital accounts. The rates on these digital accounts can be highly competitive and may increase our cost of funds, which could have a material adverse effect on our net interest income margins. Listing service deposit rates are very market sensitive. At times, the cost of these funds can exceed the cost of core deposits in our market area as well as digital deposits, which could have a material adverse effect on our net interest income margins. Wholesale funding is subject to certain practical limits such as the FHLB’s and BTFP’s maximum borrowing capacity and our liquidity targets. Our maximum borrowing capacity from the FHLB and BTFP is based on the amount and fair market value and face amount, respectively, of commercial loans and securities we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. Additionally, we are required to establish limits on certain types of deposits including brokered deposits and listing service deposits, as well as total wholesale funding sources. If we reach these limits, future asset growth may be reduced or halted. If we are unable to access any of these types of funding sources or if our costs related to them increase, our liquidity and ability to support demand for loans could be materially adversely affected. If we were not able to replace such wholesale funding, we may have to liquidate loans, which may be at losses that would have a material adverse effect on our capital, our business and your investment in the Company.

We may not be able to grow and maintain our deposit base, and deposit outflow may increase reliance on wholesale borrowings and brokered deposits.

Our future growth will largely depend on our ability to maintain and grow our deposit base and our ability to retain our trust clients, who provide deposits. As of December 31, 2023, the Bank had a loan to deposit ratio of 93.9%. In the current environment of elevated interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. Additionally, negative news about the Company or the Bank, or the banking industry in general, could negatively impact market and/or customer perceptions of the Company and the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. In addition, if interest rates rise, competition for deposits may increase, which could result in clients moving money out of the Bank. As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding. If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients, including our trust clients, move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Sustained low levels of market interest rates, as we have experienced prior to 2022, would continue to place downward pressure on our net interest margins and, therefore, on our earnings. Conversely, increases in interest rates, though they could increase our interest margins absent a commensurate rise in our cost of funds, also have the potential to affect borrowers’ ability to repay, particularly for the small and medium sized businesses to which we lend, subjecting us to potential loan losses. This effect could be exacerbated by an inflationary environment. In 2022 and 2023, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth and may encourage current borrowers to repay loans early. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. Conversely, in an environment of decreasing interest rates, loan originations may also decline, and our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for credit losses, which could have a material adverse effect on our business, financial condition and results of operations. Also, changes in interest rates might impact the values of equity and debt securities under management and administration, which may have a negative impact on fee income.

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

As of December 31, 2023, the fair value of our investment securities portfolio was $46.8 million. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the FHLB, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto, or Other Securities. Other Securities include, among other things, securities issued pursuant to PACE and PID/TIRZ programs. These programs are created by state and local municipalities to finance energy efficiency upgrades or renewable energy installations for residential, commercial and industrial property owners. Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates, continued instability in the capital markets and lack of liquidity or marketability. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. As discussed above, the FOMC repeatedly raised their target benchmark interest rate in 2022 and 2023, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023, and further resulting in a significant increase in market interest rates during the year ended December 31, 2023. If market interest rates continue to rise, the market value of the fixed income bond portfolio will decrease, resulting in unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant over the short-term. The non-credit portion of unrealized losses on the Bank’s available for sale securities portfolio are booked to AOCI, a component of shareholders' equity, and unrealized losses net of the related tax effect as of December 31, 2023 totaled $1.8 million, which represents approximately 1.7% of our total capital. A significant increase in market rates may have a negative impact on book value per common share and return on average shareholders' equity ratios. The Company’s bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

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

We may not be able to sustain our growth at the rate we have enjoyed during the past several years. A downturn in local economic market conditions, particularly in the real estate market, a failure to attract and retain high performing personnel, heightened competition from other financial services providers, and an inability to attract additional deposits in a cost-effective manner and lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such may have a negative effect on our business, financial condition and results of operations. In addition, risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, determining adequate allowances and complying with regulatory accounting requirements, including increased credit losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.

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

Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Furthermore, to the extent that depositors - particularly uninsured depositors - become concerned about the Bank’s financial condition or solvency, such depositors could withdraw they funds and create a “run on the bank”. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business. In addition, companies are facing increased scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s preferred stock if investors determine that the Company has not made sufficient progress on ESG matters. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG-related compliance costs could result in increases to our overall operational costs.

Significant revenues and profits are generated as a result of our relationship with Cain Watters, and a change in the relationship or decline in Cain Watters’ business could adversely affect us.

Cain Watters provides advisory services to approximately 2,900 dental professionals across the United States and plays a meaningful role in referring trust, TPA, participant directed 401k plans and lending business to the Bank. In addition, Tectonic Advisors generates a substantial portion of its revenues and profits under a long-term contract to provide advisory and due diligence services to assist in the management of assets of clients of Cain Watters. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company.

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

As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the State of Texas. If the U.S. or Texas economies weaken, our growth and profitability from our lending, deposit and investment operations could be constrained. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In addition, economic conditions in foreign countries, including global political hostilities, U.S. and foreign tariff policies and uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder domestic economic growth. Concerns about the performance of international economies can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on commercial, mortgage and consumer loans, residential and commercial real estate, price declines and lower home sales and commercial activity. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ businesses and results of operations. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies.

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

In recent years, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties continue regarding the potential for a renegotiation of international trade agreements and the effect of the legislation enacted by the recent presidential administration, and the impact such actions and the policies of the administration of President Joseph Biden may have on economic and market conditions. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as the current conflict in Ukraine and the Middle East or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

The Federal Reserve’s recent unprecedented rate hikes in response to the inflationary environment may further impact our ability to attract deposits, and could have an adverse effect on our business, financial condition and results of operations as increased interest rates could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential credit losses. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

In addition, the inflationary outlook in the United States remains uncertain. Inflation has been reported at high levels, and could result in higher interest rates for a prolonged period of time, which may expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Lower Trucking Margins and Revenues Negatively Impact Trucking Industry and Factoring

The trucking industry, particularly over-the-road trucking, is a volatile industry and sees the freight rates increase or decline based on the state of the economy, customer demand and/or supply and demand considerations in the trucking industry. During 2023, freight rates – which are the rates that trucking companies charge customers for transportation services – declined by as much as 30% or more (generally) across the industry from their peak in 2021, for over-the-road trucking. Thus, revenues have declined, on a per truck basis, for most trucking companies by 30% or more from their peak in 2021, causing a significant decline in the amount of factored receivables. Further, diesel prices – a key cost of trucking companies – have continued to stay at elevated levels. The industry did see some relief as the price of diesel fell in 2023, but prices remain elevated as compared to prices in 2021.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2023, `our loan portfolio included $78.2 million of loans to the dental industry, representing approximately 15.6% of our total funded loans. These loans include practice acquisition loans, dental equipment loans, and dental facility loans. We had no charge-offs during 2023 and 2022 in our dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

The Bank has historically sold a considerable portion of the guaranteed portion of its SBA loans within a short period of time of originating such loans. Upon sale, the Bank retains the unguaranteed portion of such loans. As of December 31, 2023, the unguaranteed portion of our SBA loans totaled $64.9 million, representing 13.0% of our total loan portfolio. Given that the SBA requires that the Bank only make loans to borrowers that do not have access to conventional bank financing, the unguaranteed portion of these loans carry greater risk than traditional loans. As the Bank’s loan portfolio of the unguaranteed portion of SBA loans grows, its risk of loss due to defaults also grows. The Bank has a reserve for such unguaranteed portion of SBA loans. To the extent that this reserve is not adequate to cover losses, the Bank will suffer losses to its capital base and such losses could be material.

Commercial lending generally involves a higher degree of risk than retail residential mortgage lending.

Commercial real estate loans are generally viewed as having more risk of default than owner-occupied residential real estate loans and typically have larger balances. The underlying commercial real estate values, lower demand for office and retail space, increase costs to complete construction projects. Customer cash flows can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy.

Commercial real estate values may be elevated and the outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to higher interest rate environment and prices for commodities, goods and services. Credit performance across the industry over the medium- and long-term is susceptible to economic and market forces. Some degree of general instability in the broad commercial real estate market may occur in the coming quarters as loans are refinanced at higher interest rates and in markets with higher vacancy rates under current economic conditions. Instability and uncertainty in the commercial real estate markets could have a material adverse effect on our financial condition and results of operations.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (“CRE 1 Concentration”); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”), and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2023, our CRE 1 Concentration level was 84.33% and our CRE 2 Concentration level was 112.7%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

Our factoring services through the Bank’s Integra factoring division are concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our factoring business; factoring invoice levels are at historical highs.

Factoring for small-sized trucking businesses constituted the vast majority of our total factoring portfolio as of December 31, 2023, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The Company began providing factoring services for the energy industry and the staffing industry during 2023, and as of December 31, 2023, these services constitute approximately 10% of the Company’s total factoring portfolio.  Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

We offer traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2023, the Bank had approximately $1.9 billion in trust assets. The level of assets under management is significantly impacted by the market value of the assets. To date, virtually all of the growth in our assets under management relates to one registered investment advisor, Cain Watters, who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Related to this, the Bank and Cain Watters are parties to an agreement which includes a provision obligating each party to preserve the other’s business relationship with their mutual clients. However, in the event that the Cain Watters’ relationship does not continue (for whatever reason) to refer client to the Bank’s trust department, such a change could have a material adverse effect on the future growth and, thus, profits and operations of the Company. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

As of December 31, 2023, our nonperforming loans (which consist of non-accrual loans, loans past due 90 days or more and still accruing interest and loan modifications to borrowers experiencing financial difficulty that are not performing in accordance with their modified terms) totaled $2.6 million. We had no other real estate owned at December 31, 2023. However, our nonperforming assets may continue to remain at low levels or we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value and estimate disposition costs, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. Further, since many of our loans are located outside of our primary market area, collecting delinquent loans would be more difficult for our staff relative to our competitors. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as returns on assets and equity.

Our allowance for credit losses may not be sufficient to absorb actual losses.

Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for credit losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting clients may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for credit losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for credit losses may require that we make significant and unanticipated increases in our provisions for credit losses, which could materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for credit losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance.

Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for credit losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for credit losses with large provisions for credit losses and recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

Our legal lending limits may impair our ability to attract borrowers and ability to compete with larger financial institutions.

Our per client lending limit at December 31, 2023, was approximately $13.9 million. Accordingly, the size of loans which we can offer to potential clients is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining clients seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

A significant portion of our revenue is the result of fee-based services related to investment advisory, trust services, insurance and brokerage activities. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2023, consolidated non-interest income represented approximately 59.3% of our consolidated gross revenue (which is net interest income plus non-interest income). The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, market declines (which reduce asset values), the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and other rules that govern public companies, including making annual assessments of the effectiveness of our internal control over financial reporting. In addition, when we cease to be an emerging growth company, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment. In particular, we may not be able to maintain effective internal control over segment reporting.

Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness, significant deficiency or otherwise. Moreover, even if our management concludes that its internal control over financial reporting is effective, our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by FDICIA. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act or the FDICIA, and we may suffer adverse regulatory consequences or violations of listing standards.

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

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The processes the Company uses to estimate its probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the company’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We are exposed to cybersecurity risks associated with our internet-based systems and online commerce security, and our information systems could experience an interruption, failure, breach in security, or cyber-attack.

The Company relies heavily on public utilities infrastructures, internal information and operating systems, and cloud-based solutions and storage to conduct its business, and these systems could fail in a variety of ways. In addition, the use of network, cloud-based, or third-party hosted systems expose the Company to the increased sophistication and activity of cyber-criminals, both domestic and international. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of the information resources of the Company. These incidents may be an intentional attack or an unintentional event and could involve blocking the Company from accessing its own systems or remote servers in exchange for a ransom payment, gaining unauthorized access directly to our information systems, or indirectly through our vendors and customers systems or servers, for purposes of misappropriating assets, stealing confidential corporate information or customers’ Personally Identifiable Information, corrupting data, denying access or causing operational disruption. The Company’s independent third-party service providers or their subcontractors may also have access to customers’ personal information and therefore also expose the Company to cybersecurity risk. Additionally, vendors’ and customers’ home, business or mobile information systems and the servers they rely on, are at risk of fraudulent corporate account takeovers which the Company may not be able to detect. There is no guarantee the Company’s counteractions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

Third party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe we are in compliance with all applicable privacy and data security laws, an incident could put our customer confidential information at risk. Although we have not experienced a cyber-incident which has compromised our data or systems, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. We monitor and modify, as necessary, our protective measures in response to the perpetual evolution of cyber threats.

The occurrence of any failures or disruptions of infrastructure, or breakdown, breach, failures or interruptions of the Company’s information systems, access points, or those hosted by third-party service providers and customers, or in the cloud, or the Company’s inability to detect, respond, disclose and correct such occurrence or compromise in a timely manner, could result in an interruption in our ability to conduct transactions for an indeterminable length of time, could expose customers’ personal and confidential information to unauthorized parties, increase the risk of fraud or theft, subject the Company to increased operational costs to detect and rectify the situation, damage the Company’s reputation and deter customers from using the Company’s services, and increase the Company insurance cost or the ability to obtain adequate cyber insurance coverage. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection or related to remediation. Furthermore, our customers could terminate their accounts with us because of a cyber-incident which occurred on their own system or with that of an unrelated third party, which is outside of our control. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

We are subject to certain operating risks related to employee error and customer, employee and third party misconduct and fraudulent activity, which could harm our reputation and business.

Employee error or employee and customer misconduct or fraudulent activity could subject us to financial losses or regulatory sanctions and harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information, and misconduct or fraud by our customers could include check “kiting” or fraud, wire fraud or other dishonest activities. It is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not always be effective. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have clients across the United States, but concentrations in California (subject to earthquakes and wildfires), Florida (hurricanes) and Texas (hurricanes, tornadoes, wildfires and flooding). The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses for us.

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

The Company is exposed to a number of risks when other financial institutions experience financial difficulties, which could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. Recent bank failures during 2023 have resulted in significant market volatility among publicly traded bank holding companies and has caused uncertainty in the investor community and bank customers, generally. While the Company does not believe that the circumstances of the bank failures in 2023 are indicators of broader issues within the banking industry, bank failures may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations.

Moreover, the FDIC’s sale of one of the institutions resulted in $20 billion in projected losses to the DIF. More losses may result from this institution or others. The resultant losses to the DIF will likely result in higher premiums for depository insurance and increased regulatory scrutiny, which will result in higher compliance costs and likely greater regulation. Each of these results will reduce the profitability and increase the regulatory costs of the Company. Management continues to monitor the ongoing events concerning the 2023 bank failures as well as any volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

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

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized credit losses in excess of amounts reserved for such losses, loan impairments and other factors will decrease our capital, thereby reducing the level of the applicable ratios.

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

As of December 31, 2023, our total liabilities were approximately $570.5 million, and we may incur additional indebtedness in the future to increase our capital resources or fund strategic acquisitions or other business efforts. Additionally, if our capital ratios or the capital ratios of the Bank fall below minimum ratios required by the Federal Reserve, we or the Bank could be required to raise additional capital by making additional offerings of debt securities, including senior or subordinated notes, or other applicable securities that could rank senior to the Series B preferred stock. The Series B preferred stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights referred to below. In addition, dividends on the Series B preferred stock are payable only when, as, and if declared by our board of directors out of assets legally available therefor. In the event of our liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid. Accordingly, our existing and future indebtedness may restrict the payment of dividends on the Series B preferred stock. Further, if we are unable to or do not pay dividends on the Series B preferred stock, the market price of the Series B preferred stock may decline.

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

The Bank and Sanders Morris are subject to capital ratios. In addition, the Company is subject to consolidated capital ratios, which take into account its underlying subsidiaries’ capital position and the capital position of the Company. To the extent that Sanders Morris and/or the Bank suffer losses (including, without limitation, credit losses at the Bank), they may fail to meet their minimum capital requirements necessary for them to pay dividends to the Company, which would impact the Company’s ability to pay dividends on the preferred stock. In addition, to the extent that the Company and/or its underlying subsidiaries (including the Bank) suffer losses that cause the Company to be less than “well capitalized”, then the Company, even if it has cash available to it, would not be permitted to pay dividends on the preferred stock without regulatory approval, which may not be granted. Accordingly, any losses suffered by the Company or any of its subsidiaries, particularly credit losses at the Bank, might have a material adverse effect on the Company, including on the ability of the Company to pay dividends on the preferred stock.

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

In March 2021, the United Kingdom’s Financing Conduct Authority and the Intercontinental Exchange Benchmark Administration, the administrator for LIBOR, concurrently announced that certain settings of LIBOR would no longer be published on a representative basis after December 31, 2021, and the most commonly used U.S. dollar LIBOR settings would no longer be published on a representative basis after June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. With the transition from LIBOR to SOFR as the preferred alternative to LIBOR, we have transitioned and amended our contracts and financial instruments, including the Series B preferred stock, to reference the SOFR rate where required.

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

As described in further detail in the description of the Series B preferred stock attached to this Form 10-K, the annual dividend rate on the Series B preferred stock commencing on May 15, 2024 will equal three-month CME Term SOFR, plus a spread of 672 basis points per annum. Notwithstanding the foregoing, in the event that three-month CME Term SOFR is less than zero, three-month CME Term SOFR shall be deemed to be zero. Therefore, any dividends declared on or after May 15, 2024 may vary from period to period and could be more or less than the fixed rate for the initial period. We have no control over a number of factors that may affect market interest rates, including geopolitical conditions and economic, financial, political, regulatory, judicial or other events that affect the markets generally and that are important in determining the existence, magnitude and longevity of market rate risk.

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

As of March 27, 2024, our directors, executive officers and affiliates (including partners of Cain Watters) beneficially owned an aggregate of 5,099,935 shares, or approximately 71.17% of our outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management

Cybersecurity is critical to supporting our business and protecting our customers in an increasingly complex environment. We face a variety of cybersecurity threats including attacks that are common to most industries, such as ransomware and denial-of-service, as well as attacks from advanced and highly organized adversaries targeting financial services companies. Our information systems have from time to time experienced such attacks despite our best efforts to prevent them. Our customers, suppliers, and other third parties also face similar cybersecurity threats, and a cybersecurity incident impacting any party could have a material impact on our operations, performance, or operating results. None of these threats or incidents have to date materially affected our business strategy, results of operations, or financial condition. However, we cannot assure that any future security breaches will not occur or that any such events that have occurred or may occur in the future will not result in material harm to our business, operations, reputation or profitability. These threats and related risks highlight the importance of allocating resources to protect the Company and our customers. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors, of this Form 10-K.

The Company maintains a formal Information Security Program that includes risk assessments regularly conducted by internal resources as well as third-party experts. These assessments are used to evaluate potential security threats that may have a negative impact on the organization, detect potential vulnerabilities and mitigate any identified security risks. Our program leverages industry standards and frameworks and is designed to protect the confidentiality, integrity, and availability of our information assets and systems.

The Information Security Program is led by the Chief Information Security Officer ("CISO"), who reports to the Chief Executive Officer. The CISO has oversight of the Company’s risk management framework, which includes the Information Security Program. The CISO provides program oversight and direction, including adjustments in response to changes in technology, threats, business processes, and regulatory or statutory requirements. The CISO works collaboratively with information technology staff, operational management, counterparts at third-party vendors and functional stakeholders to implement a program designed to protect our information systems from cybersecurity threats and promptly respond to potential cybersecurity incidents. The CISO has over 20 years of experience in the fields of information technology and cybersecurity and maintains multiple professional cybersecurity certifications.

Our Information Security Program consists of several elements including:

●

Incident Monitoring and Response. We have 24x7 security cybersecurity monitoring, which utilizes both third-party cybersecurity experts and leading tools to monitor activity in our information systems. We also maintain an incident response plan and playbooks that define our response to a cybersecurity incident, including a cross-functional incident response process that includes key stakeholders such as senior leaders and legal, and leverages our technological resources and third-party service providers. Through ongoing communication with these teams, the CISO monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and reports such incidents to leadership when appropriate pursuant to internal guidelines governing the reporting of such events.

●

Threat and Vulnerability Management. We maintain a threat and vulnerability management program that leverages multiple data sources to proactively identify, assess, and mitigate changing cybersecurity risks. This program incorporates vulnerability scanning and threat intelligence capabilities, which are in place to help safeguard information assets. We also share and receive threat intelligence with government agencies, the Financial Services Information Sharing and Analysis Center ("FS-ISAC") and cybersecurity vendors and leaders in the cybersecurity industry.

●

Infrastructure and Data Protection. We have technical and organizational safeguards that are designed to protect our networks, systems, and data from cybersecurity threats, including: firewalls, intrusion prevention and detection systems, network and endpoint anti-malware protections, and access controls such as privileged access management. Our information security and information technology teams collaborate regularly to assess the security of current and future infrastructure changes.

●

Third-Party Risk Management. We run a third-party risk management program designed to identify and manage risks, including cybersecurity risks, involving our third-party providers. This includes performing due diligence and assessment of each provider’s cybersecurity posture as well as periodic re-assessments.

●

Security Training and Awareness. We provide ongoing education and training to employees regarding cybersecurity threats and the role they play in helping prevent and detect these threats. This includes regular phishing simulations, with training provided for any failures, as well as periodic communications via the internal company portal concerning threats, best practices, and technology changes to improve security. We also work with the Company marketing department to periodically publish articles on our website to raise security awareness with our customers.

While we maintain teams that specialize in cybersecurity and information technology, we also leverage third-party experts to provide objective feedback on our program and posture. These are accomplished via penetration tests, security posture assessments, and technology consulting. These independent evaluations help validate existing controls, identify potential focus areas, and aid in securely deploying technology in an increasingly complex environment.

Our Information Security Program is evaluated regularly by both the internal audit function as well as third-party audit firms. These audits help ensure our program is appropriate to address the changing threat landscape and aligns to industry standards such as the National Institute of Standards and Technology Cybersecurity Framework, as well as other legal and regulatory guidance including the Federal Financial Institutions Examination Council Cybersecurity Assessment Tool, the Bankers Electronic Crimes Taskforce Ransomware Self-Assessment Tool, and the Gramm-Leach-Bliley Act. Controls are reviewed for adequacy and design at least annually, and both internal and third-party audits aid in identifying areas for continued focus, providing assurance that controls are appropriately designed and operating effectively. Additionally, we meet regularly with examiners from the Office of the Comptroller of the Currency to review our cybersecurity program and discuss the changing threat landscape.

Our cybersecurity personnel maintain current knowledge through training, obtaining professional certifications, and participation in industry groups such as FS-ISAC, American Bankers Association, and the Texas Bankers Association. Company cybersecurity personnel expand and test their knowledge of cyber threats and countermeasures through additional on-the-job training and periodic simulated exercises to practice their response to real-life threats. We maintain a training budget, and personnel are encouraged to obtain formal training and industry-approved certifications as appropriate for their roles and responsibilities.

The Technology Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Security Officer provides quarterly reports to the Technology Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Technology Committee of our board of directors reviews and approves our information security and technology budgets and strategies at least annually. Additionally, the Technology Committee of our board of directors reviews our cyber security risk profile on at least an annual basis.

Item 2.	Properties.

Our main office is located in a two-story, approximately 33,000 square foot commercial office building located at 16200 Dallas Parkway, Dallas, Texas 75248, which is owned by the Bank. The Bank occupies approximately 36% of the building and leases out the remainder to other tenants.

We also lease space at: (a) 600 Travis, Houston, Texas 77002, comprising 14,402 square feet (expires in April 2026) for offices of Sanders Morris, Tectonic Advisors and HWG, (b) 17 Cowboys Way, Frisco, Texas 75034, comprising 2,141 square feet (expires in January 2034) for offices of Tectonic Advisors and HWG, (c) 5950 Sherry Lane, Suite 470, Dallas, Texas 75225, comprising 2,508 square feet, which lease expires in August 2029 for offices of Sanders Morris’s Dallas branch, (d) 8900 Indian Creek Parkway, Overland Park, Kansas 66210, comprising 4,947 square feet, which lease expires in May 2027 for offices of the Bank’s Nolan division, and (e) 6300 Ridglea Place, Fort Worth, Texas 76116, comprising 4,139 square feet, which lease expires in January 2027 for offices of the Bank’s Integra factoring division. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

Holders of Record

As of March 27, 2024, we had 100 holders of record of our common stock.

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

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. During the year ended 2023, and after declaring and paying dividends on our Series B preferred stock, our board of directors declared and paid certain quarterly dividends on our common stock, which is not registered with the SEC, and does not trade publicly. As a financial holding company, our ability to pay cash dividends is dependent upon the ability of our bank and non-bank subsidiaries to pay cash dividends. Future dividends will depend on our consolidated earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under Item 1 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2023, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

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

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for the Bank, (ii) Sanders Morris, a registered broker-dealer with FINRA, and registered investment advisor with the SEC, (iii) Tectonic Advisors a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions and investment advisors, as well as for their clients, and (iv) HWG, an insurance agency registered with the TDI.

The Bank offers a broad range of commercial and consumer banking and trust services primarily to small- to medium-sized businesses and their employees, and other institutions. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain Watters. The Bank also offers lending services, including commercial loans to small-to medium-sized businesses and professional concerns, as well as consumers, Nolan, operating from its office in Overland Park, Kansas as a division within the Bank, offers third party administration (“TPA”) services, and Integra, operating from its Fort Worth, Texas office as a division within the Bank, offers factoring services.

The Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, allow most customers to be served regardless of their geographic location. The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also provides focused services to the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the SBA and the USDA.

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

Critical Accounting Policies and Estimates

We prepare consolidated financial statements based on GAAP and customary practices within the financial services industry. These policies, in certain areas, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

As discussed in Note 1 – Summary of Significant Accounting Policies, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, effective on January 1, 2023, pursuant to the delayed adoption allowable for smaller reporting companies, replacing allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies discussed in the 2022 Form 10-K. Upon adoption of the current expected credit loss (“CECL”) methodology, the Company recorded an increase of $1.4 million to the allowance for credit losses for loans and $237,505 to the allowance for credit losses for unfunded commitments. In addition, the Company recognized a cumulative effect reduction to retained earnings totaling $1.3 million, net of a recorded deferred tax asset of $341,662. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion as well as Note 1 – Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Credit Losses for more details on the impact of the Company’s adoption of the CECL methodology, including related accounting policies.

Performance Summary

Net income available to common shareholders decreased by $1.8 million, or 11.6%, to $13.7 million for the year ended December 31, 2023 from $15.5 million for the year ended December 31, 2022. Earnings per diluted common share were $1.87 and $2.11 for the years ended December 31, 2023 and 2022, respectively. The decrease in net income for 2023 over 2022 included a $120,000 decrease in net interest income, a $236,000 decrease in non-interest income, a $2.0 million increase in non-interest expense, and a $24,000 increase in the provision for credit losses, partly offset by a $586,000 decrease in income tax expense. Net interest income before provision for credit losses was lower in the current year mainly due to increased funding costs on our deposit products due to federal funds rate increases over the last year offset to a lesser extent by increased earnings on interest earning assets, primarily loans and interest-bearing deposits held at the FRB. For the year ended December 31, 2023, annual return on average assets was 2.38%, compared to 2.89% for the prior year, and annual return on average equity was 15.04%, compared to 18.88% for the prior year.

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

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(In thousands, except percentages)	As of and for the Year Ended December 31, 2023	As of and for the Year Ended December 31, 2022
Income available to common shareholders	$13,667	$15,478

Average shareholders’ equity	$101,176	$90,194
Less: average goodwill	21,440	21,440
Less: average core deposit intangible	472	681
Less: average preferred stock	17,250	17,250
Average tangible common equity	$62,014	$50,823
Return on average tangible common equity	22.04%	30.45%

Total assets grew by $64.8 million, or 10.6%, to $677.3 million as of December 31, 2023, from $612.5 million as of December 31, 2022. This increase was primarily due to increases of $49.0 million in loans held for investment, $16.6 million in cash and cash equivalents and $3.9 million in investments, partly offset by a decrease of $7.3 million in loans held for sale.

Shareholders’ equity increased $10.4 million, or 10.8%, to $106.9 million as of December 31, 2023, from $96.5 million as of December 31, 2022. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

Results of Operations

Details of the changes in the various components of net income are discussed below.

Net Interest Income

Net interest income is the difference between interest income on interest-earning assets, such as loans, investment securities, and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in net interest income result from changes in volume and spread, and are reflected in the net interest margin, as well as changes in average interest rates. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. As of December 31, 2023, the target range for the federal funds rate was 5.25% to 5.50%.

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

	2023 vs 2022
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$1,256	$895	$2,151
Securities	27	177	204
Loans, net of unearned discount (1)	7,978	2,749	10,727
Total earning assets	9,261	3,821	13,082

Savings and interest-bearing demand	27	(20)	7
Money market deposit accounts	4,398	116	4,514
Time deposits	5,803	2,485	8,288
FHLB and other borrowings	423	(315)	108
Subordinated notes	285	-	285
Total interest-bearing liabilities	10,936	2,266	13,202

Changes in net interest income	$(1,675)	$1,555	$(120)

(1)	Include non-accrual loans.

Net interest income decreased $120,000, or 0.4% from $27.5 million for the year ended December 31, 2022, to $27.4 million for year ended December 31, 2023. Net interest margin for the year ended December 31, 2023 and 2022 was 4.58% and 5.06%, respectively, a decrease of 48 basis points. The decrease in net interest income was primarily due to an increase in the average interest rate paid on interest-bearing liabilities as a result of the continued interest rate increases, and increases in the average volume of time deposits, partly offset by an increase in the average yield and average volume of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the FRB), and to a lesser extent an increase in the average volume of securities.

The average volume of interest-earning assets increased $54.5 million, or 10.0%, from $542.6 million for the year ended December 31, 2022, to $597.1 million for the year ended December 31, 2023. The increase during 2023 included a $32.5 million, or 7.1%, increase in the average volume of loans, a $17.7 million, or 47.9%, increase in average volume interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a $4.3 million, or 9.2%, increase in the average volume of securities.

The average yield on interest-earning assets increased 163 basis points from 6.15% for the year ended December 31, 2022, to 7.78% for the year ended December 31, 2023, due to the increasing rate environment, and changes in the mix of interest-earning assets. The average yield for loans increased 174 basis points from 6.73% for the year ended December 31, 2022, to 8.47% for the year ended December 31, 2023. The average yield on interest-bearing deposits increased 339 basis points from 1.66% for the year ended December 31, 2022, to 5.05% for the year ended December 31, 2023. The average yield on securities increased 6 basis points from 4.05% for the year ended December 31, 2022, to 4.11% for the year ended December 31, 2023.

The average volume of interest-bearing liabilities increased $51.8 million, or 13.5%, from $383.2 million for the year ended December 31, 2022, to $435.0 million for the year ended December 31, 2023. The increase during 2023 included a $57.6 million, or 15.9%, increase in average volume of interest-bearing deposits, partly offset by a $5.8 million, or 66.2%, decrease in average volume of FHLB and other borrowings. The average interest rate paid on interest-bearing liabilities increased 285 basis points from 1.54% for the year ended December 31, 2022, to 4.39% for the year ended December 31, 2023. The average interest rate paid on interest-bearing deposits increased 287 basis points from 1.36% for the year ended December 31, 2022, to 4.23% for the year ended December 31, 2023. The average cost of FHLB and other borrowings increased 485 basis points from 0.61% for the year ended December 31, 2022, to 5.46% for the year ended December 31, 2023, and the average cost of subordinated notes increased 238 basis points from 7.59% for the year ended December 31, 2022, to 9.97% for the year ended December 31, 2023, due to the aforementioned significant increases in the market interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023			2022
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$54,770	$2,764	5.05%	$37,032	$613	1.66%
Securities	50,874	2,091	4.11	46,576	1,887	4.05
Loans, net of unearned discount (1)	491,448	41,612	8.47	458,980	30,885	6.73
Total earning assets	597,092	46,467	7.78	542,588	33,385	6.15
Cash and other assets	48,320			49,995
Allowance for credit losses	(5,743)			(4,192)
Total assets	$639,669			$588,391
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,041	56	0.47%	$16,287	49	0.30%
Money market deposit accounts	132,471	6,153	4.64	129,972	1,639	1.26
Time deposits	275,540	11,540	4.19	216,196	3,252	1.50
Total interest-bearing deposits	420,052	17,749	4.23	362,455	4,940	1.36
FHLB and other borrowings	2,951	161	5.46	8,730	53	0.61
Subordinated notes	12,000	1,196	9.97	12,000	911	7.59
Total interest-bearing liabilities	435,003	19,106	4.39	383,185	5,904	1.54
Non-interest-bearing deposits	92,230			104,170
Other liabilities	11,260			10,842
Total liabilities	538,493			498,197
Shareholders’ equity	101,176			90,194
Total liabilities and shareholders’ equity	$639,669			$588,391

Net interest income		$27,361			$27,481
Net interest spread			3.39%			4.61%
Net interest margin			4.58%			5.06%

(1) Includes non-accrual loans.

Provision for Credit Losses

As discussed in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements, the Company adopted the CECL accounting standard effective on January 1, 2023. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held-to-maturity debt securities, as well as off-balance sheet credit exposures. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.

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

The following table presents the components of provision for credit losses:

	Year Ended December 31,
(In thousands)	2023	2022
Provision for credit losses related to:
Loans	$1,333	$1,264
Held to maturity securities	-	-
Off-balance sheet credit exposures	(45)	-
Total	$1,288	$1,264

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the year ended December 31, 2023 and 2022 driven by the loss rate and charge-offs. See “Allowance for Credit Losses” elsewhere in this discussion for further analysis of our provision for credit losses related to loans.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates. The credit provision for the year ended December 31, 2023 was due to decreased outstanding loan commitments to fund.

Non-Interest Income

The components of non-interest income were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Trust income	$6,442	$6,098
Gain on sale of loans	581	-
Advisory income	14,910	13,549
Brokerage income	7,527	11,754
Service fees and other income	10,037	8,293
Rental income	307	346
Total	$39,804	$40,040

Total non-interest income for the year ended December 31, 2023, decreased $236,000, or 0.6%, as compared to the year ended December 31, 2022. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned from trust services provided by the Bank on the value of managed and non-managed assets held in custody. Changes in asset values and the volatility of the bond and equity markets impact the market value of trust assets and the related fees. Trust income for the year ended December 31, 2023, increased $344,000, or 5.6%, compared to the year ended December 31, 2022. The fee income increased between the two years due to an increase in the average market value of the trust assets over the year ended December 31, 2023, from an increase in asset values of $326.2 million between the two periods from net asset inflows to the Bank’s Trust Division of $71.8 million and asset appreciation of $254.4 million.

Gain on sale of loans. The gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. Gain on sale of loans increased $581,000 during the year ended December 31, 2023, during which there was a gain on sale of loans resulting from the sale of $5.8 million of USDA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset value for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. In addition to fees based on a percentage of underlying assets, payments under certain advisory agreements at Sanders Morris are based on the performance of the respective account, measured as a percentage of the increase achieved in the asset values in the respective account. Performance-based fees, though the agreements may remain in place from year to year, are far less predictable, given the uncertainty of the ability to achieve an increase of the same level as in prior periods, or at all. For the year ended December 31, 2023, advisory income increased $1.4 million, or 10%, compared to the year ended December 31, 2022. This increase during the year ended December 31, 2023, was primarily due an increase in advisory fees based on a percentage of the underlying assets at Tectonic Advisors totaling $1.1 million and an increase in advisory fees based on a percentage of underlying assets at Sanders Morris totaling $261,000.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues in this context include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, cash held in brokerage accounts which funds margin lending, and on private placement and syndication activity during the period. Brokerage income for the year ended December 31, 2023, decreased $4.2 million, or 36.0%, compared to the year ended December 31, 2022. This decrease is primarily due to a decrease in private placement activity of $3.1 million, offset by a slight increase in syndicate deals of $292,000, and a decline in traditional brokerage activity of $1.6 million. In addition, revenue from margin lending declined $468,000 and insurance commissions fell by $104,000. These decreases were offset by an increase in federated rebates of $819,000.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of December 31, 2023 and 2022, and the inflows and outflows and market appreciation during the years then ended. Our brokerage and advisory assets experienced an increase of approximately $1.7 billion, or 33.5%, and an increase of $409.8 million, or 7.3%, during the years ended December 31, 2023 and 2022, respectively. The increase for the year ended December 31, 2023 was related to market appreciation of $821 million, or 15.8%, and positive net flows of $869 million, or 16.7%.

(In thousands)	Tectonic Advisors	Sanders Morris	Total
As of January 1, 2022	$2,852,980	$2,756,332	$5,609,312
Client inflows	857,461	1,545,368	2,402,829
Client outflows	(492,064)	(1,350,240)	(1,842,304)
Net flows	365,397	195,128	560,525
Market appreciation/(depreciation)	(494,912)	(475,454)	(970,366)
As of December 31, 2022	2,723,465	$2,476,006	$5,199,471
Client inflows	956,123	1,459,223	2,415,346
Client outflows	(477,325)	(1,068,957)	(1,546,282)
Net flows	478,798	390,266	869,064
Market appreciation	446,142	375,015	821,157
As of December 31, 2023	$3,648,405	$3,241,287	$6,889,692

Service fees and other income. Service fees include fees for deposit-related services and third-party administrative fees from the Bank’s Nolan division. Service fees and other income for the year ended December 31, 2023, increased $1.7 million, or 21.0%, compared to the year ended December 31, 2022. The increase was primarily the result of increases in pension administration fees of $1.4 million and an increase in other income from the recovery of unclaimed funds at Sanders Morris of $264,000, and other material fluctuations netting to an increase of $59,000. The increases in pension administration fees are the result of increases in plans administration clients in 2023 and an increase in fees related to plan terminations, for which two years of administration must be prepared. In addition, loan service fees increased $165,000 and bank service fees increased $121,000. These increases were offset by a loss on the disposition of not readily marketable securities of $100,000 in our HoldCo segment, and by an allowance of $217,000 related to not readily marketable securities in our Other Financial Services segment.

Rental income. The Company receives monthly rental income from tenants leasing space in the bank building. Rental income for the year ended December 31, 2023, decreased $39,000, or 11.3%, compared to the year ended December 31, 2022, due to a decrease in occupancy in 2023 compared to 2022.

Non-Interest Expense

The components of non-interest expense were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Salaries and employee benefits	$31,288	$31,093
Occupancy and equipment	1,984	1,707
Trust expenses	2,265	2,243
Brokerage and advisory direct costs	1,936	2,015
Professional fees	1,813	1,480
Data processing	941	794
Other expense	6,594	5,473
Total	$46,821	$44,805

Total non-interest expense for the year ended December 31, 2023, increased $2.0 million, or 4.5%, compared to the year ended December 31, 2022. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits include employee salaries and related payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits for the year ended December 31, 2023, increased $195,000, or 0.6%, compared to the year ended December 31, 2022. In our Other Financial Services segment, salaries and employee benefits decreased $2.2 million. The decrease was primarily from a decrease in incentive bonuses at Sanders Morris related to decreases in traditional brokerage, private placement, and syndicated offerings activity of $2.4 million, offset by an increase in commission salaries of $64,000, and an increase in salaries, payroll taxes, and other benefits of $196,000. Salaries, bonuses and payroll taxes at Tectonic Advisors decreased $614,000, due to the move of the technology and accounting staff to the HoldCo segment, where salaries, bonuses and payroll taxes increased $1.4 million. Salaries, bonuses and payroll taxes at the Bank’s Nolan division increased $347,000 related to staff increases and overtime pay to accommodate the increase in the number of plans administered and merit increases. Salaries, taxes and other benefits in our trust group within our Other Financial Services segment increased $222,000 related to staffing additions to accommodate additional recordkeeping clients and duplication of personnel during staff changes as well as retention bonuses. Salaries and employee benefits in our Banking segment increased $947,000, primarily driven by increases in staff and merit increases of $1.6 million, $571,000 of which was within the Bank’s Integra division. These increases were partially offset by a decrease in bonuses of $697,000, which decrease was primarily related to a decrease in lending activity in the Bank’s SBA team.

Occupancy and equipment expense. Occupancy and equipment expenses include building, furniture, fixtures and equipment depreciation and maintenance costs. Occupancy and equipment expenses for the year ended December 31, 2023, increased $277,000, or 16.2%, compared to the year ended December 31, 2022. The increase is primarily due to an increase in occupancy and equipment expense in our Other Financial Services and HoldCo segments of $222,000 led by an increase in rent of $219,000 from Sanders Morris’ and Tectonic Advisors’ new lease agreements. Occupancy and equipment expense in our Banking segment increased $55,000, primarily from an increase of $43,000 in facilities expense at the bank facility, offset by a decrease in rent expense of $14,000 at Integra. Depreciation expense increased $19,000, due to increases in furniture, fixtures and equipment and building improvements across all segments. The remaining variances in our occupancy and equipment expense were individually immaterial.

Trust expenses. Trust expenses are incurred in our Other Financial Services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Changes in asset values and the volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the year ended December 31, 2023, increased by $22,000, or 1.0%, compared to the year ended December 31, 2022, based on increases in asset values of the Bank’s common trust funds.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the year ended December 31, 2023, decreased $79,000, or 3.9%, compared to the year ended December 31, 2022. Brokerage and advisory direct costs are incurred primarily in our Other Financial Services segment and include the cost of clearing firm services and fees on advisory assets from custodians and certain referral fees, as well as information services related to our advisory and trading activity. The decrease is primarily due to a decrease in brokerage and advisory direct costs at Sanders Morris and HWG of $73,000, related to a decrease in exchange clearing fees, advisory clearing fees and referral fees of $177,000, offset by an increase in clearing firm service fees, execution charges, information services and service fees of $104,000. Tectonic Advisors’ brokerage and advisory direct costs decreased $7,000, due to decreases in service and referral fees of $14,000, offset by an increase in information services of $7,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the year ended December 31, 2023, increased $333,000, or 22.5%, compared to the year ended December 31, 2022. The increase was the result of increases in our HoldCo segment of $210,000, primarily due to professional consulting fees for projects involving robotic process automation, and increases in professional fees in our Banking segment of $152,000, primarily related to collections efforts on past due loans and various other matters, including our regulatory filings. These increases were offset by a decrease in our Other Financial Services segment of $29,000, due to a decrease in professional fees at Sanders Morris, and in consulting, actuarial, and auditing fees at the Bank’s Nolan division and other individually immaterial fluctuations elsewhere in this segment.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expenses for the year ended December 31, 2023, increased $147,000, or 18.5%, compared to the year ended December 31, 2022. The increase was due to increases in data processing expenses within the Banking segment of $125,000 and an increase of $22,000 in our Other Financial Services segment. The increase in our Banking segment was related to discounts the Bank was receiving from the core system vendor from the conversion in 2021 that were exhausted during 2023, along with general increases in other data processing services. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s Trust Division of $18,000 and immaterial increases at the Bank’s Nolan division.

Other expense. Other expenses include costs for insurance, FDIC and OCC assessments, director fees, and regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the year ended December 31, 2023, increased $1.1 million, or 20.5%, compared to the year ended December 31, 2022. The increase includes increases in software costs and licensing of $518,000 primarily at our Banking and HoldCo segments, increases in employee recruitment of $371,000, which were primarily at our Banking segment, where costs increased by $326,000 related to hiring of additional business development officers in the Bank’s SBA and Integra divisions, increases in loan and other real estate operating costs at the Bank of $133,000, advertising and marketing expense across all segments of the Company of $46,000, and other individually immaterial increases. These increases were offset by decreases in office expense of $142,000, primarily in our Other Financial Services segment, related to the reversal of an accrual recorded during the year ended December 31, 2022, related to one of our syndicated offerings undertaken of $61,000, along with decreases in our technology costs for e-signature services, a decrease in client entertainment, travel, and other client related expenses of $69,000, and other individually immaterial decreases.

Income Taxes

Income tax expense was $3.8 million, for an effective tax rate of 20.1%, for the year ended December 31, 2023, compared to $4.4 million, for an effective tax rate of 20.6%, for the year ended December 31, 2022. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2023 and 2022 primarily due to the effect of the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income.

Segment Reporting

We have three operating segments: Banking, Other Financial Services and HoldCo. Our primary operating segments are Banking and Other Financial Services.

Our Banking operating segment includes both commercial and consumer banking services, which includes Integra. Commercial banking services are provided primarily to small- to medium-sized businesses and their employees, which includes a wide array of lending and cash management products. Consumer banking services include lending and depository services.

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

The following table presents key metrics related to our segments:

	Year Ended December 31, 2023
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$30,608	$37,854	$(1,297)	$67,165
Net income (loss) before taxes	$11,920	$12,273	$(5,137)	$19,056

	Year Ended December 31, 2022
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$29,630	$38,788	$(897)	$67,521
Net income (loss) before taxes	$13,106	$11,164	$(2,818)	$21,452

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the year ended December 31, 2023, decreased $1.2 million, or 9.0%, compared to the year ended December 31, 2022. The decrease was primarily the result of a $2.1 million increase in non-interest expense and a $24,000 increase in the provision for credit losses, partly offset by a $166,000 increase in net interest income and an $812,000 increase in non-interest income.

Net interest income for the year ended December 31, 2023, increased $166,000, or 0.6%, compared to the year ended December 31, 2022. The increase in net interest income was primarily due to an increase in the average yield and average volume on total earning assets, partly offset by an increase in the average rate paid on interest-bearing deposit accounts and an increase in the average volume of deposits. The average yield on interest earning assets and average rate paid on deposits were impacted by changes in market interest rates and changes in the mix of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for credit losses for the year ended December 31, 2023, increased $24,000, or 1.9%, compared to the year ended December 31, 2022. See “Provision for Credit Losses” and “Allowance for Credit Losses” included elsewhere in this discussion for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the year ended December 31, 2023, increased $812,000, or 65.6%, compared to the year ended December 31, 2022. The increase was primarily due to a $581,000 gain on sale of a USDA loan during 2023, $165,000 increase for loan servicing fees, and a $121,000 increase in deposit service fees and other, partly offset by a $39,000 decrease in rental income due to abatements given to tenants during the first two quarters of 2023 and a $16,000 decrease in other miscellaneous income. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2023, increased $2.1 million, or 14.0%, compared to the year ended December 31, 2022. Salaries and employee benefits increased $947,000 including $1.6 million for annual merit increases and increases in staff, partly offset by a $697,000 decrease in incentive bonuses. Other increases include a $55,000 increase in occupancy and equipment expense for increase in facilities repairs and maintenance, a $152,000 increase in professional fees, including $89,000 for legal fees related to increases in loan collections and various other matters, and $88,000 for audit fees, partly offset by $26,000 decrease in consulting fees, a $125,000 increase in data processing primarily as a result of discounts provided by the Bank’s core system vendor, related to the change in core system in March 2021, ending during 2023, and an $861,000 increase in other expenses which included increases of $314,000 for software development primarily in our lending and Integra divisions, $326,000 for employee recruitment fees primarily attributable to our lending and Integra divisions, and $122,000 for FDIC insurance premiums related to increase in the base rate during the second quarter of 2023, and $42,000 for loan related costs, and other various fluctuations which net increased other expenses by $57,000 for the year ended December 31, 2023. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the year ended December 31, 2023, increased $1.1 million, or 9.9%, compared to the year ended December 31, 2022. The increase was primarily the result of a $934,000 decrease in non-interest income which was offset by a $2.0 million decrease in non-interest expense.

Non-interest income for the year ended December 31, 2023 decreased $934,000, or 2.4%, compared to the year ended December 31, 2022. The decrease was due to a decrease in brokerage income of $4.2 million, primarily due to a decrease in private placement and syndicated offering activity of $2.8 million and a decline in traditional brokerage activity of $1.6 million. Revenue from margin lending declined $468,000 and insurance commissions fell by $104,000. These decreases were offset by an increase in federated rebates of $819,000. The decrease in brokerage income was partially offset by increases in trust and advisory income of $1.7 million from net inflows and appreciation, and an increase in service fees and other income of $1.6 million, primarily from increased plan administration revenue at the Bank’s Nolan division. See the analysis of non-interest income included in the section captioned “Non-Interest Income” above in this discussion.

Non-interest expense for the year ended December 31, 2023, decreased $2.0 million, or 7.4%, compared to the year ended December 31, 2022. The decrease was primarily from a decrease in salaries and employee benefits of $2.2 million. In addition, brokerage and advisory direct costs decreased $79,000, and professional fees decreased $29,000. These decreases were offset by increases in occupancy and equipment costs of $143,000, other operating expenses of $75,000, trust expense of $22,000, and data processing expense of $22,000. The decrease in salaries and employee benefits expense was primarily from a decrease in incentive and earnout bonuses at Sanders Morris related to traditional brokerage, private placement, and syndicated offerings activity of $2.1 million. Salaries and benefits expense at Tectonic Advisors fell by $614,000 related to the movement of technology and accounting personnel to our HoldCo division. The decrease at Tectonic Advisors was offset by increases at the Bank’s Trust Division in the amount of $222,000 related to staffing additions to accommodate additional recordkeeping clients and duplication of personnel during staff changes and at the Bank’s Nolan division of $347,000 related to staff increases and overtime pay to accommodate the increase in the number of plans administered and merit increases.

The decrease in brokerage and advisory direct costs related to decreases at Sanders Morris and HWG of $73,000, related to a decrease in exchange clearing fees, advisory clearing fees and referral fees of $177,000, offset by an increase in clearing firm service fees, execution charges, information services and service fees of $104,000. The decrease in professional services related primarily to a decrease in professional fees at Sanders Morris and the Nolan division, offset by increases in professional fees at Tectonic Advisors related to technology consulting costs.

The offsetting increases within the segment’s non-interest expense, which were primarily in occupancy and equipment costs, included $110,000 related to leases renewed at Sanders Morris for both the Houston and Dallas, Texas offices and increases in parking costs at these offices, and $33,000 related to Tectonic Advisors’ new office space in Frisco, Texas and related buildout costs. The increase in other operating costs was primarily related to an increase in employee recruitment costs, software licensing costs and advertising and marketing expense across our advisory, brokerage, and third party administration businesses totaling $263,000, which were offset by decreases in office expense of $146,000, and decreases in travel, entertainment, and other client promotional costs of $92,000, and other individually immaterial fluctuations. The increase in trust expense of $22,000 related to fluctuations in asset values during the year ended December 31, 2023, and the increase in data processing expense was due to an increase in costs at the Bank’s Trust Division of $18,000 and immaterial increases at the Bank’s Nolan division. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo

The net loss before taxes at the HoldCo operating segment increased by $2.3 million, or 82.3%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. Non-interest income decreased $114,000 which was primarily due to a loss on the disposition of not readily marketable securities of $100,000. Non-interest expense increased $2.0 million, which included an increase in salaries and employee benefits of $1.4 million, primarily related to the movement of accounting and technology staff from Tectonic Advisors to Tectonic Financial, Inc., to allow for more accurate allocation of costs given that these personnel frequently work on matters across the business. In addition, professional fees increased $210,000 related primarily to website development of $75,000, and technology and software costs related to the work done by our technology team, particularly consulting around process automation, which is now reported within our HoldCo segment. Other expense increased $185,000, primarily from increases in software licenses of $153,000 related to the work done within our technology team, and occupancy and equipment costs increased $79,000, related to lease renewals in our Houston office, where our technology and certain management personnel office, and the new Frisco office, where our accounting staff primarily office., See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

As of December 31, 2023 and 2022, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of PACE and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a TPA and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of December 31, 2023 and 2022, and FHLB stock, having an amortized cost and fair value of $2.0 million and $1.3 million as of December 31, 2023 and 2022, respectively.

Securities not readily marketable consists of an income interest in a private investment. The private investment was dissolved during the last quarter of 2023 and the Company held no income interest as of December 31, 2023. For the year ended December 31, 2023, the Company recorded a $100,000 loss on the sale of securities not readily marketable.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of December 31, 2023		As of December 31, 2022
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,906	$3,894	$1,990	$1,953
U.S. government agencies	15,644	13,627	15,715	13,088
Mortgage-backed securities	5,731	5,456	5,925	5,592
Total securities available for sale	$25,281	$22,977	$23,630	$20,633

Securities held to maturity:
Property assessed clean energy	$1,326	$1,254	$1,596	$1,722
Public improvement district/TIRZ	22,868	22,595	23,666	24,760
Total securities held to maturity	$24,194	$23,849	$25,262	$26,482

Securities, restricted:
Other	$4,176	$4,176	$3,496	$3,496

Securities not readily marketable	$-	$-	$100	$100

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of December 31, 2023. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S Treasuries	$3,906	4.02%	$-	-%	$-	-%	$-	-%	$3,906	4.02%
U.S. government agencies	-	-	11,997	0.95	86	3.62	3,561	0.84	15,644	0.93
Mortgage-backed securities	15	4.08	2,497	3.75	1,224	2.68	1,995	3.65	5,731	3.48
Total	$3,921	4.02%	$14,494	1.43%	$1,310	2.74%	$5,556	1.84%	$25,281	1.99%

Securities held to maturity:
PACE	$-	-%	$-	-%	$366	6.87%	$960	7.24%	$1,326	7.14%
PID/TIRZ	-	-	1,432	4.12	-	-	21,436	6.27	22,868	6.13
Total	$-	-%	$1,432	4.12%	$366	6.87%	$22,396	6.31%	$24,194	6.19%

Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$4,176	-%

Loan Portfolio Composition

Total loans excluding allowance for credit losses, increased $50.8 million, or 11.3%, to $501.1 million at December 31, 2023, compared to $450.3 million at December 31, 2022. The increase includes $10.6 million for SBA loans, $48.3 million for real estate loans and $2.6 million increase in factored receivables. The increases were partly offset by a $10.5 million decrease in commercial and industrial loans. SBA loans comprise the largest group of loans in our portfolio totaling $268.9 million, or 53.7% of the total loans at December 31, 2023, compared to $258.3 million, or 57.4%, of the total loans at December 31, 2022. Commercial and industrial loans totaled $82.5 million, or 16.5%, of the total loans at December 31, 2023, compared to $92.9 million, or 20.6%, of the total loans at December 31, 2022. Commercial and construction real estate loans totaled $113.5 million, or 22.6%, of the total loans at December 31, 2023, compared to $67.8 million, or 15.1%, of the total loans at December 31, 2022.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

	December 31,
	2023		2022
(In thousands, except percentages)	Amount	Percent	Amount	Percent
Commercial and industrial	$82,483	16.5%	$92,946	20.6%
Consumer installment	900	0.2	1,058	0.2
Real estate – residential	8,181	1.6	5,566	1.2
Real estate – commercial	68,792	13.7	63,924	14.2
Real estate – construction and land	44,663	8.9	3,873	0.9
SBA 7(a) guaranteed	162,144	32.4	149,374	33.2
SBA 7(a) unguaranteed	64,858	12.9	56,268	12.5
SBA 504	41,906	8.4	52,668	11.7
USDA	2,124	0.4	2,235	0.5
Factored Receivables	25,044	5.0	22,420	5.0
Total Loans	$501,095	100.0%	$450,332	100.0%

The Company initially records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $26.6 million and $33.9 million at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company elected to reclassify $52.6 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

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

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2023, our loan portfolio included $78.2 million of loans, approximately 15.6% of our total funded loans to the dental industry, as compared to $83.9 million of loans, approximately 18.6% of our total funded loans December 31, 2022. We believe that these loans are to credit worthy borrowers and are diversified geographically.

As of December 31, 2023, 65.8% of the loan portfolio, or $329.5 million, matured or re-priced within one year or less. The following table presents the contractual maturity ranges for loans outstanding as of December 31, 2023, and also presents portion of loans that have fixed interest rates or floating adjustable interest rates over the life of the loan in accordance with changes in the interest rate environment:

	Maturity Distribution of Loan Portfolio
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$5,786	$12,405	$64,292	$-	$82,483
Consumer installment	350	550	-	-	900
Real estate – residential	203	7,847	-	131	8,181
Real estate – commercial	28,924	34,821	3,461	1,586	68,792
Real estate – construction and land	43,533	1,130	-	-	44,663
SBA 7(a) guaranteed	142,799	17,147	1,318	880	162,144
SBA 7(a) unguaranteed	56,722	7,276	324	536	64,858
SBA 504	24,042	15,361	2,503	-	41,906
USDA	2,124	-	-	-	2,124
Factored Receivables	25,044	-	-	-	25,044
Total	$329,527	$96,537	$71,898	$3,133	$501,095

	Loans Due After One Year
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$74,196	$2,501	$76,697
Consumer installment	550	-	550
Real estate – residential	6,512	1,466	7,978
Real estate – commercial	7,471	32,397	39,868
Real estate – construction and land	922	208	1,130
SBA 7(a) guaranteed	4,164	15,181	19,345
SBA 7(a) unguaranteed	1,635	6,501	8,136
SBA 504	-	17,864	17,864
USDA	-	-	-
Factored Receivables	-	-	-
Total	$95,450	$76,118	$171,568

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

Non-performing Assets

Our primary business segments are banking and other financial services, and as outlined above, the banking segment’s primary business is lending. That activity entails potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur.

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, and foreclosed assets. Non-performing assets totaled $2.6 million as of December 31, 2023, compared to $2.8 million as of December 31, 2022. As of December 31, 2023, non-performing assets consisted of SBA non-accrual loans totaling $2.4 million, of which all except $251,000 was guaranteed by the SBA, and commercial real estate loans totaling $221,000.

Loans are considered past due when principal and interest payments have not been received as of the date such payments are contractually due. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan interest and generally when such loans are 90 days or more past due. Accrued interest is charged off and no further interest is accrued. Subsequent payments received on non-accrual loans are recorded as reductions of principal, and interest income is recorded only after principal recovery is reasonably assured. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the original loan contract. Loans past due 90 days or more and still accruing interest totaled $147,000 in factored receivables as of December 31, 2023, compared to $206,000 in residential real estate and $132,000 in factored receivables as of December 31, 2022.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible credit losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no foreclosed assets as of December 31, 2023, and 2022.

The following table sets forth certain information regarding non-performing assets by type, including ratios of such loans to total assets as of the dates indicated:

	December 31,
(In thousands, except percentages)	2023	2022
Non-accrual loans:
Commercial and industrial	$93	$-
Real estate – commercial	128	138
SBA guaranteed	1,951	2,221
SBA unguaranteed	251	107
Total non-accrual loans	2,423	2,466
Real estate – residential past due 90 days	-	206
Factored receivables past due 90 days	147	132
Foreclosed assets	-	-
Total non-performing assets	$2,570	$2,804
As a % of total loans	0.51%	0.65%
As a % of total assets	0.38	0.48

Allowance for Credit Losses

As discussed in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements, our policies and procedures related to accounting for credit losses changed on January 1, 2023, in connection with the adoption of the CECL methodology as codified in ASC 326. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with ASC 326, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. When management deems all or a portion of a loan to be uncollectible, the appropriate amount is charged-off against the allowance. Subsequent recoveries, if any, are credited to the allowance. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance account represents management’s best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.

The Company uses the open pool life method to estimate expected losses for all of the Company’s loan pools. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council, except that the dental, SBA and USDA loans, are segregated in separate pools. For dental and SBA 7(a) loans, the Company adjusts the pool life for expected prepayment speeds.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics. See the discussion of Q-Factors described below.

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

The following table sets forth the allocation of the allowance for credit losses, the percentage of loans in each category to total gross loans and the ratio of allowance allocated to loans in each category as of the date indicated:

	December 31, 2023			December 31, 2022
(In thousands, except percentages)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial and industrial	$2,495	16.5%	3.0%	$1,301	20.6%	1.4%
Consumer installment	18	0.2	2.0	14	0.2	1.3
Real estate – residential	71	1.6	0.9	79	1.2	1.4
Real estate – commercial	616	13.7	0.9	899	14.2	1.4
Real estate – construction and land	143	8.9	0.3	55	0.9	1.4
SBA	2,484	53.7	0.9	1,505	57.4	0.6
USDA	19	0.4	0.9	52	0.5	2.3
Factored receivables	462	5.0	1.8	608	5.0	2.7
Total Loans	$6,308	100.0%	1.3%	$4,513	100.0%	1.0%

The table below presents a summary of the Company’s net loan credit experience and provisions to the allowance for credit losses for the period indicated:

	As of and for the Year Ended
	December 31
(In thousands, except percentages)	2023	2022
Average loans outstanding	$491,448	$458,980
Gross loans held for investment outstanding at end of period	$501,095	$450,332
Allowance for credit losses at beginning of period	$4,513	$4,152
Impact of adopting ASC 326	1,390	-
Provision for credit losses	1,333	1,264
Charge offs:
Commercial and industrial	(214)	(337)
SBA 7(a)	(329)	(43)
Factored Receivables	(637)	(617)
Total charge-offs	(1,180)	(997)
Recoveries:
Commercial and industrial	14	31
SBA 7(a)	69	22
Factored Receivables	169	41
Total recoveries	252	94
Net charge-offs	(928)	(903)
Allowance for credit losses at end of period	$6,308	$4,513
Ratio of allowance to end of period loans	1.26%	1.00%
Ratio of net charge-offs to average loans	0.19%	0.20%

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

The Company participates in the One-Way Buy Insured Cash Sweep (“ICS”) service, which provides for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost-efficient alternative funding source for the Company. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding. As of December 31, 2023, total deposits included $50.0 million of ICS brokered deposits.

Total deposits increased $33.9 million, or 10.7%, to $526.9 million as of December 31, 2023, from $493.0 million as of December 31, 2022. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$92,230	18.0%	0.00%	$104,170	22.3%	0.00%
Savings and interest-bearing demand	12,041	2.3	0.47	16,287	3.5	0.30
Money market accounts	132,471	25.9	4.64	129,972	27.9	1.26
Time deposits	275,540	53.8	4.19	216,196	46.3	1.50
Total deposits	$512,282	100.0%	3.46%	$466,625	100.0%	1.06%

The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250,000 as of December 31, 2023:

(In thousands, except percentages)
Maturing
Three months or less	$21,027	29.3%
Over three months to six months	18,010	25.0
Over six months to 12 months	22,629	31.5
Over 12 months	10,229	14.2
Total	$71,895	100.0%

The estimated amount of uninsured total deposits is approximately $59.3 million (11.3% of total deposits) and $68.0 million (13.8% of total deposits) as of December 31, 2023 and 2022, respectively.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,
(In thousands)	2023	2022
Borrowings:
FHLB borrowings	$-	$-
FRB borrowings (BTFP)	21,000	-
Subordinated notes	12,000	12,000
	$33,000	$12,000

The Company has a credit line with the FHLB with borrowing capacity of $56.8 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2023 and 2022.

The Company also has a credit line with the FRB with borrowing capacity of $43.5 million, which is secured by commercial loans. The company had no borrowings from the FRB at December 31, 2023 and 2022 under this credit line. During 2023, the FRB offered loans of up to one year in length under the BTFP to banks and other eligible depository institutions pledging U.S treasures, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged available for sale securities with par value of $23.3 million to provide additional liquidity to meet the needs of depositors as of December 31, 2023. The Company had $21.0 million of borrowings related to the BTFP as of December 31, 2023.

As of December 31, 2023 and 2022, T Bancshares had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month LIBOR plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing interest rate of 7.125% payable semi-annually up to July 17, 2023, after which it converted to three month LIBOR plus 5.125%, with interest payable quarterly and maturing on March 31, 2028, at which all principal is due. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Beginning July 1, 2023, in accordance with the Adjustable Interest Rate (LIBOR) Act and the rules promulgated by the Federal Reserve thereunder, T Bancshares’ outstanding subordinated notes transitioned to SOFR index.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $10.4 million, or 10.7%, to $106.9 million as of December 31, 2023, from $96.5 million as of December 31, 2022. The increase included net income of $15.2 million, $302,000 related to stock compensation expense, $548,000 net after-tax other comprehensive income, along with $250,000 related to the reduction in note receivable utilized to exercise stock options. The increases were partly offset by the repurchase of common stock in the amount of $1.1 million and dividends paid on the Series B preferred stock and on the common stock in the amounts of $1.6 million and $2.0 million, respectively, and a $1.3 million reduction in retained earnings related to the adoption of ASC326 on January 1, 2023.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2023, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	December 31, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$86,847	13.97%	$76,805	13.27%
Common Equity Tier 1 (to Risk Weighted Assets)	69,597	15.74	59,555	14.80
Tier 1 Capital (to Risk Weighted Assets)	86,847	19.65	76,805	19.09
Total Capital (to Risk Weighted Assets)	92,385	20.90	81,317	20.21

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$87,488	13.97%	$76,767	13.47%
Common Equity Tier 1 (to Risk Weighted Assets)	87,488	20.04	76,767	19.29
Tier 1 Capital (to Risk Weighted Assets)	87,488	20.04	76,767	19.29
Total Capital (to Risk Weighted Assets)	92,957	21.29	81,279	20.42

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris is subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management. Sanders Morris is also regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of December 31, 2023, Sanders Morris is in compliance with FINRA’s net regulatory capital requirements.

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

The Company had cash and cash equivalents of $58.8 million, or 8.7% of total assets, as of December 31, 2023. In addition to the on balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of December 31, 2023, the Company’s borrowing capacity with the FHLB was $56.8 million, or 8.4% of assets, none of which was utilized, and borrowing capacity with the FRB was $43.5 million, or 6.4% of assets. During March 2023, the Federal Reserve created the BTFP, which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of December 31, 2023, securities with a par value of $23.3 million were pledged to the Federal Reserve under this program, of which $21.0 million was borrowed against. In addition, as of December 31, 2023, the Company had approximately $160.3 million of SBA guaranteed loans held for investment that could be sold to investors.

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

The following table presents future contractual obligations to make future payments, excluding interest, for the periods indicated:

	As of December 31, 2023
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
FHLB borrowings	$-	$-	$-	$-	$-
FRB borrowings	21,000	-	-	-	21,000
Subordinated notes	-	-	-	12,000	12,000
Time deposits	250,876	54,287	3,272	-	308,435
Minimum lease payments	682	1,278	407	524	2,891
Total	$272,558	$55,565	$3,679	$12,524	$344,326

The following table presents contractual financial commitments for the periods indicated, however some of these commitments may expire unused or only partially used, so the total amounts do not necessarily reflect future cash requirements.

	As of December 31, 2023
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$8,411	$2,041	$111	$35,180	$45,743
Standby letters of credit	162	-	-	-	162

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures The allowance for credit losses for off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding commitments to extend credit and letters of credit detailed above. The allowance for credit losses for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. Upon adoption of ASC 326 on January 1, 2023, the impact of adoption was $238,000 to the allowance for credit losses for off-balance-sheet credit exposure, and subsequent to adoption we recognized a credit loss benefit related to off-balance-sheet credit exposures totaling $45,000 for the year ended December 31, 2023, leaving a balance of $193,000 in the allowance for credit losses for off-balance sheet credit exposures as of December 31, 2023. Further information regarding our policies and methodology used to estimate the allowance for credit losses for off-balance-sheet credit exposures is presented in Note 12 – Commitments and Contingencies in the accompanying notes to consolidated financial statements.

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

The Asset Liability Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

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

The Company’s asset liability management model indicated that it was in an asset sensitive position in terms of its income simulation as of December 31, 2023. The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of December 31, 2023:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	20.71
+100	15.97
-100	6.83
-200	2.82

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tectonic Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Financial, Inc. (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Plano, Texas

April 1, 2024

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
(In thousands, except share amounts)
ASSETS
Cash and due from banks	$5,016	$8,549
Interest-bearing deposits	52,481	32,562
Federal funds sold	1,270	1,044
Total cash and cash equivalents	58,767	42,155
Securities available for sale	22,977	20,633
Securities held to maturity	24,194	25,262
Securities, restricted at cost	4,176	3,496
Securities, not readily marketable	-	100
Loans held for sale	26,573	33,902
Loans, net of allowance for credit losses of $6,308 and $4,513, respectively	494,787	445,819
Bank premises and equipment, net	4,758	4,629
Core deposit intangible, net	359	569
Goodwill	21,440	21,440
Deferred tax asset	889	636
Other assets	18,426	13,895
Total assets	$677,346	$612,536

LIABILITIES
Demand deposits:
Non-interest-bearing	$68,433	$94,187
Interest-bearing	150,023	137,148
Time deposits	308,435	261,690
Total deposits	526,891	493,025
Borrowed funds	21,000	-
Subordinated notes	12,000	12,000
Other liabilities	10,598	11,013
Total liabilities	570,489	516,038
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at December 31, 2023 and December 31, 2022)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,186,453 and 7,094,453 shares issued at December 31, 2023 and December 31, 2022, respectively, and 7,102,680 and 7,068,884 shares outstanding at December 31, 2023 and December 31, 2022, respectively	72	71
Additional paid-in capital	51,246	50,695
Treasury stock, at cost; 83,773 shares and 25,569 shares as of December 31, 2023 and December 31, 2022, respectively	(1,575)	(481)
Retained earnings	58,917	48,564
Accumulated other comprehensive loss	(1,820)	(2,368)
Total shareholders’ equity	106,857	96,498
Total liabilities and shareholders’ equity	$677,346	$612,536

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands, except per share data and share amounts)	2023	2022
Interest Income
Loan, including fees	$41,612	$30,885
Securities	2,091	1,887
Federal funds sold	45	12
Interest-bearing deposits	2,719	601
Total interest income	46,467	33,385
Interest Expense
Deposits	17,749	4,940
Borrowed funds	1,357	964
Total interest expense	19,106	5,904
Net interest income	27,361	27,481
Provision for credit losses	1,288	1,264
Net interest income after provision for credit losses	26,073	26,217
Non-interest Income
Trust income	6,442	6,098
Gain on sale of loans	581	-
Advisory income	14,910	13,549
Brokerage income	7,527	11,754
Service fees and other income	10,037	8,293
Rental income	307	346
Total non-interest income	39,804	40,040
Non-interest Expense
Salaries and employee benefits	31,288	31,093
Occupancy and equipment	1,984	1,707
Trust expenses	2,265	2,243
Brokerage and advisory direct costs	1,936	2,015
Professional fees	1,813	1,480
Data processing	941	794
Other	6,594	5,473
Total non-interest expense	46,821	44,805
Income before Income Taxes	19,056	21,452
Income tax expense	3,836	4,422
Net Income	15,220	17,030
Preferred stock dividends	1,553	1,552
Net income available to common stockholders	$13,667	$15,478

Earnings per common share:
Basic	$1.94	$2.19
Diluted	1.87	2.11

Weighted average common shares outstanding	7,057,430	7,061,519
Weighted average diluted shares outstanding	7,292,668	7,336,195

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2023	2022
Net Income	$15,220	$17,030
Other Comprehensive Income (Loss):
Change in unrealized gain (loss) on investment securities available for sale	693	(2,582)
Tax effect	145	(542)
Other comprehensive income (loss)	548	(2,040)
Comprehensive Income	$15,768	$14,990

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31,

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$17	$71	$50,176	$-	$34,851	$(328)	$84,787
Issuance of common stock	-	-	97	-	-	-	97
Purchase of treasury stock at cost	-	-	-	(481)	-	-	(481)
Repayments of note receivable utilized to exercise options	-	-	150	-	-	-	150
Dividends paid on common stock	-	-	-	-	(1,765)	-	(1,765)
Dividends paid on Series B preferred stock	-	-	-	-	(1,552)	-	(1,552)
Net income	-	-	-	-	17,030	-	17,030
Other comprehensive loss	-	-	-	-	-	(2,040)	(2,040)
Stock based compensation	-	-	272	-	-	-	272
Balance at December 31, 2022	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498
Cumulative change in accounting principle (adoption of ASC 326), net of tax	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Issuance of common stock	-	1	(1)	-	-	-	-
Purchase of treasury stock at cost	-	-	-	(1,094)	-	-	(1,094)
Repayments of note receivable utilized to exercise options	-	-	250	-	-	-	250
Dividends paid on common stock	-	-	-	-	(2,028)	-	(2,028)
Dividends paid on Series B preferred stock	-	-	-	-	(1,553)	-	(1,553)
Net income	-	-	-	-	15,220	-	15,220
Other comprehensive income	-	-	-	-	-	548	548
Stock based compensation	-	-	302	-	-	-	302
Balance at December 31, 2023	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$15,220	$17,030
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposition of securities not readily marketable	100	-
Provision for credit losses	1,288	1,264
Depreciation	247	228
Accretion of discount on loans	(19)	32
Core deposit intangible amortization	210	208
Securities premium amortization, net	(93)	(14)
Origination of loans held for sale	(51,336)	(56,050)
Proceeds from payments and sales of loans held for sale	6,632	509
Gain on sale of loans	(581)	-
Gain on sale of other real estate owned	-	(33)
Stock based compensation	302	272
Deferred income taxes	(56)	311
Servicing assets, net	21	179
Net change in:
Other assets	(4,513)	(1,203)
Other liabilities	(608)	1,480
Net cash used in operating activities	(33,186)	(35,787)
Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(7,408)
Purchase of securities available for sale	(405,803)	(381,514)
Principal payments, calls and maturities of securities available for sale	404,198	375,417
Principal payments of securities held to maturity	1,115	1,871
Purchase of securities, restricted	(11,502)	(12,818)
Proceeds from sale of securities, restricted	10,822	11,754
Proceeds from sales of real estate owned	-	1,112
Net change in loans	903	32,880
Purchases of premises and equipment	(376)	(128)
Net cash (used in) provided by investing activities	(643)	21,166
Cash Flows from Financing Activities
Net change in demand deposits	(12,879)	(5,450)
Net change in time deposits	46,745	54,306
Proceeds from borrowed funds	471,900	387,800
Repayment of borrowed funds	(450,900)	(422,321)
Repayments on note receivable utilized to exercise stock options	250	150
Dividends paid on common stock	(2,028)	(1,765)
Dividends paid on Series B preferred shares	(1,553)	(1,552)
Proceeds from exercise of stock options	-	97
Purchase of treasury stock at cost	(1,094)	(481)
Net cash provided by financing activities	50,441	10,784
Net change in cash and cash equivalents	16,612	(3,837)
Cash and cash equivalents at beginning of period	42,155	45,992
Cash and cash equivalents at end of period	$58,767	$42,155

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$52,575	$55,401
Lease liabilities incurred in exchange for right-of-use assets	$72	$143
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$18,785	$5,875
Income taxes	$3,350	$4,715

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

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“T Bancshares”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), (ii) Sanders Morris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the Securities and Exchange Commission, (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”) a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions as well as for their clients, which include individuals, businesses, and qualified plans and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

We are headquartered in Dallas, Texas. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas, and Plano, Texas. Our Houston office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our Dallas office, which is a branch office of Sanders Morris, is at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is located at 17 Cowboys Way, Suite 250, Frisco, Texas, and also includes a branch office of HWG.

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

Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the FRB and the FHLB are carried at cost. Securities not readily marketable are carried at cost.

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are generally amortized on the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. Gains and losses are recorded on the trade date and determined using the basis of the cost of specific securities sold.

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

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2023 and 2022. The Company elected to reclassify $52.6 million and $55.4 million of the SBA 7(a) loans held for sale to loans held for investment during the year ended December 31, 2023 and 2022, respectively.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, unearned discount, deferred loan fees, and allowance for credit losses. Interest income is accrued on the unpaid principal balance. Discount on acquired loans and net loan origination fees are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

New Accounting Pronouncements

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

The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable incurred loss model under GAAP. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $1.4 million which was recognized through a $1.1 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $5.9 million as of January 1, 2023. In addition, the Company recorded a $237,505 reserve on unfunded commitments which is recorded in other liabilities in the Company’s consolidated balance sheet, and was recognized through a $188,000 adjustment to retained earnings, net of tax.

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

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables -Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The Company adopted ASU 2022-02 on a modified retrospective basis effective on January 1, 2023. The adoption did not have a significant impact on the Company’s consolidated financial statements.

Allowance for Credit Losses

As further discussed below under “New Accounting Pronouncements” the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2023. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaces the previous “incurred loss” methodology with an “expected loss” methodology which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, adjusted for qualitative factors and current conditions, and reasonable and supportable forecasts. The Company adopted ASC 326 using the modified retrospective method for loans and OBS credit exposures.

Allowance for credit losses – loans: In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans, or portions thereof, are charged-off against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses and reports accrued interest separately in other assets in the consolidated balance sheets.

The Company adopted ASU 2016-13 effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted ASC 326 using the modified retrospective method for loans and OBS credit exposures. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with the previously applicable incurred loss model under GAAP. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $1.4 million which was recognized through a $1.1 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $5.9 million as of January 1, 2023. In addition, the Company recorded a $237,505 reserve on unfunded commitments which is recorded in other liabilities in the Company’s consolidated balance sheet, and was recognized through a $188,000 adjustment to retained earnings, net of tax.

Allowance for credit losses - available for sale securities: For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, management may consider various factors including the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess of the amortized cost basis over the present value of expected cash flows is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non credit-related impairment.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses. Available for sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Allowance for credit losses - held to maturity securities: The allowance for credit losses on held to maturity securities is a valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts along with payment and delinquency history.

Management has made the accounting policy election to exclude accrued interest receivable on available for sale and held to maturity securities from the estimate of credit losses and report accrued interest separately in other assets in the consolidated balance sheet.

Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Allowance for credit losses on off-balance sheet credit exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on off-balance sheet credit exposures is presented in Note 12. Commitments and Contingencies.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had no foreclosed assets at December 31, 2023 and 2022 reported in other real estate in the Company’s consolidated balance sheets.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 58 to 100 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis or more frequently if management believes indicators of impairment exist. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2023 and 2022, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2023 and 2022 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $558,000 and $475,000 for the years ended December 31, 2023 and 2022, respectively, and are included in other expense on the consolidated statements of income.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity. Comprehensive income for the years ended December 31, 2023 and 2022 is reported in the accompanying consolidated statements of comprehensive income.

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

The scope of ASC 606 focuses on revenue from contracts with customers, which includes fees from asset management services and commission income and fees and commissions from investment banking services, as well as fees earned by the Bank’s Nolan division for their third party administration services. These items make up the majority of the non-interest income on our income statement. Under Topic 606, the recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the related agreement; and whether constraints on variable consideration should be applied due to uncertain future events.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Years ended December 31,
(In thousands, except per share data)	2023	2022
Net income available to common shareholders	$13,667	$15,478
Weighted average shares outstanding	7,057	7,062
Effect of dilutive shares	236	274

Weighted average diluted shares outstanding	7,293	7,336

Basic earnings per share	$1.94	$2.19
Diluted earnings per share	$1.87	$2.11

As of December 31, 2023, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of December 31, 2022, 170,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2023 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,906	$-	$12	$3,894
U.S government agencies	15,644	-	2,017	13,627
Mortgage-backed securities	5,731	-	275	5,456
Total securities available for sale	$25,281	$-	$2,304	$22,977

Securities held to maturity:
Property assessed clean energy	$1,326	$-	$72	$1,254
Public improvement district/tax increment reinvestment zone	22,868	592	865	22,595
Total securities held to maturity	$24,194	$592	$937	$23,849
Securities, restricted:
Other	$4,176	$-	$-	$4,176

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$1,990	$-	$37	$1,953
U.S government agencies	15,715	-	2,627	13,088
Mortgage-backed securities	5,925	-	333	5,592
Total securities available for sale	$23,630	$-	$2,997	$20,633

Securities held to maturity:
Property assessed clean energy	$1,596	$126	$-	$1,722
Public improvement district/tax increment reinvestment zone	23,666	1,137	43	24,760
Total securities held to maturity	$25,262	$1,263	$43	$26,482
Securities, restricted:
Other	$3,496	$-	$-	$3,496

Securities not readily marketable	$100	$-	$-	$100

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

As of December 31, 2023 and 2022, securities available for sale with a fair value of $988,000 and $94,000, respectively, were pledged against trust deposit balances held at the Bank. During March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of December 31, 2023, securities with a par value of $23.3 million were pledged to the Federal Reserve under the BTFP, which $21.0 million was borrowed against. As of December 31, 2023 and 2022, there were no securities pledged to secure borrowings at the FHLB.

As of December 31, 2023 and 2022, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $2.0 million and $1.3 million as of December 31, 2023 and 2022, all of which were classified as restricted securities.

As of December 31, 2022, the Company held an income interest in a private investment, which was not readily marketable, accounted for under the cost less impairment method in the amount $100,000. The interest terminated under the terms of the private investment during the last quarter of 2023, and the Company recorded a $100,000 loss on disposition of securities not readily marketable. No allowance for impairment was recorded during 2023 or 2022.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2023:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Treasuries	$988	$3	$990	$9	$1,978	$12
U.S. government agencies	-	-	13,627	2,017	13,627	2,017
Mortgage-backed securities	1,022	4	4,434	271	5,456	275
Total	$2,010	$7	$19,051	$2,297	$21,061	$2,304

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses in accordance with ASC 326. The Company had a total of twenty-three (23) investment positions in the unrealized loss position as of December 31, 2023.

As of December 31, 2023, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts, along with current payment history and no delinquent payments as of December 31, 2023. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities as of December 31, 2023, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,906	$3,894	$-	$-
Due after one year through five years	11,997	10,758	1,431	1,476
Due after five years through ten years	86	82	367	343
Due after ten years	3,561	2,787	22,396	22,030
Mortgage-backed securities	5,731	5,456	-	-
Total	$25,281	$22,977	$24,194	$23,849

Note 3. Loans and Allowance for Credit Losses on Loans

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Commercial and industrial	$82,483	$92,946
Consumer installment	900	1,058
Real estate – residential	8,181	5,566
Real estate – commercial	68,792	63,924
Real estate – construction and land	44,663	3,873
SBA:
SBA 7(a) guaranteed	162,144	149,374
SBA 7(a) unguaranteed	64,858	56,268
SBA 504	41,906	52,668
USDA	2,124	2,235
Factored receivables	25,044	22,420
Gross loans	501,095	450,332
Less:
Allowance for credit losses	6,308	4,513
Net loans	$494,787	$445,819

As of December 31, 2023, our loan portfolio included $78.2 million of loans, approximately 15.6% of our total funded loans to the dental industry, as compared to $83.9 million of loans, approximately 18.6% of our total funded loans at December 31, 2022. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $3.1 million and $2.2 million at December 31, 2023 and 2022, respectively, and is included in other assets in the Company’s consolidated balance sheets.

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

The Company had $26.6 million and $33.9 million of SBA/USDA loans held for sale as of December 31, 2023 and December 31, 2022, respectively. The Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale loans of $581,000 for the year ended December 31, 2023. There were no loans sold for the year ended December 31, 2022. The Company elected to reclassify $52.6 million and $55.4 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment during the years ended December 31, 2023 and 2022.

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

The Bank engages in third-party factoring of certain business’ accounts receivable invoices. The Bank’s factoring clients are primarily in the transportation industry. Each account debtor is credit qualified, confirming credit worthiness and stability, because the underlying debtor represents the substantive underlying credit risk. Some factored receivables are full recourse to and personally guaranteed by the factoring client. In such cases, the client is credit qualified under specific policy guidelines. Concentration limits are set and monitored for aggregate factored receivables, account debtors, and individual factoring clients. In addition, we consider the overall state of each specific industry, primarily over-the-road trucking, in our evaluation of the credit worthiness of the factoring client and the underlying debtor.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2023		December 31, 2022
(In thousands)	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual
Real estate - commercial	$221	$221	$138
SBA guaranteed	1,951	1,951	2,221
SBA unguaranteed	251	251	107
Total	$2,423	$2,423	$2,466

The Company recognized $19,000 of interest income on non-accrual loans during the year ended December 31, 2023, and did not recognize any interest income on non-accrual loans during the year ended December 31, 2022.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. As of December 31, 2023, the period-end balance of loan modifications to borrowers experiencing financial difficulty included a SBA loan with an outstanding balance of $1.1 million to temporarily reduce the interest rate and a SBA loan with an outstanding balance of $2.4 million to temporarily lower the monthly payment amounts. These loans were current as of December 31, 2023, and there were no commitments to lend additional funds to these borrowers at December 31, 2023.

Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. The Company’s allowance for credit losses for loans consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical credit loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans, which along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific reserve primarily based on the value of the collateral securing the loan or when the discounted cash flows for the loan is lower than the carrying value of that loan. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis.

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime credit loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” Historical lifetime credit loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime credit loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. For all loan pools, management has determined two years represents a reasonable and supportable forecast period and reverts to a historical loss rate over two years on a straight-line basis. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023:

(In thousands)	Residential Real Estate
Real estate – residential	$221
SBA unguaranteed	251
Total	$472

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows:

		90 Days				Total 90
	30-89 Days	or More	Total	Total	Total	Days Past Due
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Still Accruing
December 31, 2023
Commercial and industrial	$30	$-	$30	$82,453	$82,483	$-
Consumer installment	-	-	-	900	900	-
Real estate – residential	93	-	93	8,088	8,181	-
Real estate – commercial	-	-	-	68,792	68,792	-
Real estate – construction and land	-	-	-	44,663	44,663	-
SBA	-	1,167	1,167	267,741	268,908	-
USDA	-	-	-	2,124	2,124	-
Factored receivables	879	147	1,026	24,018	25,044	147
Total	$1,002	$1,314	$2,316	$498,779	$501,095	$147

December 31, 2022

Commercial and industrial	$395	$-	$395	$92,551	$92,946	$-
Consumer installment	-	-	-	1,058	1,058	-
Real estate – residential	138	-	138	5,428	5,566	-
Real estate – commercial	-	206	206	63,718	63,924	206
Real estate – construction and land	-	-	-	3,873	3,873	-
SBA	-	2,327	2,327	255,983	258,310	-
USDA	-	-	-	2,235	2,235	-
Factored receivables	966	132	1,098	21,322	22,420	132
Total	$1,499	$2,665	$4,164	$446,168	$450,332	$338

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

The following table summarizes the amortized cost basis of loans by year of origination, internal ratings, and gross write-offs by year of origination as of December 31, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$14,632	$23,938	$16,625	$7,769	$5,229	$9,289	$1,847	$79,329
Pass-watch	-	604	343	231	-	-	-	1,178
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	115	-	1,768	-	1,883
Doubtful	-	-	-	93	-	-	-	93
Total	$14,632	$24,542	$16,968	$8,208	$5,229	$11,057	$1,847	$82,483
Current period gross write-offs	$-	$214	$-	$-	$-	$-	$-	$214
Consumer installment
Pass	$275	$128	$188	$52	$94	$93	$70	$900
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$275	$128	$188	$52	$94	$93	$70	$900
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$470	$4,679	$1,944	$754	$-	$207	$-	$8,054
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	127	-	127
Doubtful	-	-	-	-	-	-	-	-
Total	$470	$4,679	$1,944	$754	$-	$334	$-	$8,181
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$13,330	$10,920	$18,970	$4,917	$8,937	$11,718	$-	$68,792
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$13,330	$10,920	$18,970	$4,917	$8,937	$11,718	$-	$68,792
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$21,358	$23,305	$-	$-	$-	$-	$-	$44,663
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$21,358	$23,305	$-	$-	$-	$-	$-	$44,663
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a
Pass	$40,937	$47,509	$49,245	$14,946	$12,782	$22,533	$-	$187,952
Pass-watch	749	3,209	9,343	7,137	5,267	5,704	-	31,409
Special mention	-	127	576	1,364	1,217	2,550	-	5,834
Substandard	-	466	-	129	356	800	-	1,751
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	56	-	56
Total	$41,686	$51,311	$59,164	$23,576	$19,622	$31,643	$-	$227,002
Current period gross write-offs	$-	$-	$-	$-	$58	$270	$-	$328
SBA 504
Pass	$4,186	$7,235	$6,755	$7,512	$6,610	$9,608	$-	$41,906
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,186	$7,235	$6,755	$7,512	$6,610	$9,608	$-	$41,906
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
USDA
Pass	$-	$1,320	$-	$-	$-	$804	$-	$2,124
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,320	$-	$-	$-	$804	$-	$2,124
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$25,044	$-	$-	$-	$-	$-	$-	$25,044
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$25,044	$-	$-	$-	$-	$-	$-	$25,044
Current period gross write-offs	$510	$128	$-	$-	$-	$-	$-	$638
Total
Pass	$120,232	$119,034	$93,727	$35,950	$33,652	$54,252	$1,917	$458,764
Pass-watch	749	3,813	9,686	7,368	5,267	5,704	-	32,587
Special mention	-	127	576	1,364	1,217	2,550	-	5,834
Substandard	-	466	-	244	356	2,695	-	3,761
Doubtful	-	-	-	93	-	-	-	93
Loss	-	-	-	-	-	56	-	56
Total	$120,981	$123,440	$103,989	$45,019	$40,492	$65,257	$1,917	$501,095
Current period gross write-offs	$510	$342	$-	$-	$58	$270	$-	$1,180

The following table summarizes the Company’s internal ratings of its loans in accordance with previously applicable incurred loss model under GAAP as of December 31, 2022:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$92,551	$395	$-	$-	$-	$92,946
Consumer installment	1,058	-	-	-	-	1,058
Real estate – residential	5,428	-	-	138	-	5,566
Real estate – commercial	63,718	-	-	206	-	63,924
Real estate – construction and land	3,873	-	-	-	-	3,873
SBA	231,914	20,665	4,778	953	-	258,310
USDA	2,235	-	-	-	-	2,235
Factored receivables	22,420	-	-	-	-	22,420
Total	$423,197	$21,060	$4,778	$1,297	$-	$450,332

The following table details activity in the allowance for credit losses on loans by portfolio segment for year ended December 31, 2023 and 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adopting ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	351	(9)	24	25	31	588	1	322	1,333
Charge-offs	(214)	-	-	-	-	(328)	-	(638)	(1,180)
Recoveries	14	-	-	-	-	69	-	169	252
Net charge-offs	(200)	-	-	-	-	(259)	-	(469)	(928)
Ending balance	$2,495	$18	$71	$616	$143	$2,485	$19	$461	$6,308

December 31, 2022
Beginning Balance	$1,154	$15	$76	$869	$40	$1,324	$20	$654	$4,152
Provision for credit losses	454	(1)	3	30	15	202	31	530	1,264
Charge-offs	(337)	-	-	-	-	(43)	-	(617)	(997)
Recoveries	31	-	-	-	-	22	-	41	94
Net charge-offs	(306)	-	-	-	-	(21)	-	(576)	(903)
Ending balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513

The following table presents the allowance for credit losses for loans by type of allowance methodology as of December 31, 2022.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
December 31, 2022
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,302	14	79	899	55	1,505	51	608	4,513
Ending balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513

The following table presents the recorded investment in loans as of December 31, 2022, related to each balance in the allowance for credit losses for loans by portfolio segment by type of allowance methodology.

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

Management continues to closely monitor for credit changes resulting from the uncertain forecasted economic conditions, the continued elevated interest rate environment, and the persistent high inflation levels in the United States and our market areas, and potential recession in the United States and our market areas. Additional provisions for credit losses may be necessary in future periods.

Note 4. Premises and Equipment and Leases

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Land	$698	$698
Leasehold improvements	178	223
Building	4,568	4,455
Furniture and equipment	752	474
	6,196	5,850
Less: accumulated depreciation	(1,438)	(1,221)
Balance at end of period	$4,758	$4,629

Depreciation of premises and equipment totaled $247,000 and $228,000 for the years ended December 31, 2023 and 2022, respectively. During 2022, there were disposals of equipment with fully depreciated cost of $1.4 million.

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2023 and 2029 with initial non-cancellable terms in excess of one year.

Under the lease accounting standards, right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of December 31, 2023 and 2022, right-of-use assets and related lease liabilities totaled $2.5 million and $2.5 million, and $1.6 million and $1.7 million, respectively, and are included in other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. As of December 31, 2023 and 2022, the weighted average remaining lease term was 64 months and 46 months, respectively, and the weighted average discount rate was 4.12% and 3.74%, respectively.

As of December 31, 2023, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2024	$682
2025	769
2026	509
2027	228
2028	179
Thereafter	524
Total minimum rental payments	2,891
Less: Interest	(343)
Present value of lease liabilities	$2,548

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of

December 31, 2023 through 2031 were as follows.

(In thousands)
2024	$348
2025	361
2026	282
2027	216
2028	101
Thereafter	91
Total minimum rental payments	$1,399

Note 5. Other Real Estate Owned

There was no OREO as of December 31, 2023 and 2022.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Goodwill	$21,440	$21,440
Core deposit intangible	359	569

Core deposit intangible is amortized on a straight-line basis over the estimated lives of the deposits, which range from five to twelve years. The core deposit intangible amortization totaled $210,000 and $208,000 for the years ended December 31, 2023 and 2022, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of December 31, 2023 and 2022 were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,349)	(1,139)
Net carrying amount	$359	$569

The estimated amortization expense of the core deposit intangible for each of the following five years is as follows:

(In thousands)
2024	$210
2025	149
Total	$359

Note 7. Deposits

Deposits were as follows:

(In thousands, except percentages)	December 31, 2023		December 31, 2022
Non-interest bearing demand	$68,433	13%	$94,187	19%
Interest-bearing demand (NOW)	4,295	1	6,216	1
Money market accounts	139,596	25	122,880	25
Savings accounts	6,132	2	8,052	2
Time deposits	308,435	59	261,690	53
Total	$526,891	100%	$493,025	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of December 31, 2023 and 2022 was insignificant.

As of December 31, 2023 the scheduled maturities of time deposits were as follows:

(In thousands)
2024	$250,876
2025	44,243
2026	10,044
2027	3,008
2028	264
Total	$308,435

The aggregate amount of time deposits that exceeded the $250,000 FDIC insurance limit totaled $71.9 million and $85.1 million at December 31, 2023 and 2022, respectively.

Note 8. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $56.8 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of December 31, 2023 and 2022.

The Company also has a credit line with the FRB with borrowing capacity of $43.5 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB at December 31, 2023 and 2022.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged available for sale securities with par value of $23.3 million to provide additional liquidity to meet the needs of depositors as of December 31, 2023. The Company borrowed $21.0 million related to the BTFP as of December 31, 2023, with interest rate of 4.85% and maturing on December 26, 2024.

As of December 31, 2023, T Bancshares had an outstanding subordinated note for $8.0 million issued in 2017 bearing an interest rate of three-month CME Term SOFR plus a spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of December 31, 2023, the rate was 10.78165%. T Bancshares also had an outstanding subordinated note for $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate of three-month CME Term SOFR plus a spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of December 31, 2023, the rate was 10.00465%. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 9. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second 401(k) plan covering substantially all employees of Sanders Morris and Tectonic Advisors.

Under both 401(k) plans covering the Company’s employees, an employee may contribute up to the annual maximum contribution allowed for a given year under IRS regulations. The Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation, up to the maximum amount under IRS regulations.

At its discretion, the Company may also make additional annual contributions to the 401(k) plans. Each of the 401(k) plans is a participant directed plan, and as such, contributions to such 401(k) plan are invested as directed by the respective 401(k) plan participant.

The amount of employer contributions charged to expense under the two plans was $707,000 and $575,000 for the years ended December 31, 2023 and 2022, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of December 31, 2023 and 2022.

Note 10. Income Taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2023	2022
Current:
Federal income tax	$3,801	$3,986
State income tax	91	125
Total current	3,892	4,111
Deferred federal	(56)	311
Income tax expense	$3,836	$4,422

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2023 and 2022:

	2023	2022
U.S. statutory rate	21.0%	21.0%
Stock compensation deductible for tax purposes and various other	(0.9)	(0.4)
Effective tax rate	20.1%	20.6%

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

(In thousands)	2023	2022
Income tax expense computed at the statutory rate	$3,982	$4,479
State income tax	91	125
Other	(237)	(182)
Income tax expense, as reported	$3,836	$4,422

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$1,411	$793
Non-accrual loan interest	49	84
Servicing asset valuation allowance	8	16
Accrued liabilities	223	231
Stock compensation	74	74
Lease liabilities under operating leases	48	30
Available for sale securities discount accretion	-	1
Net unrealized loss on securities available for sale	484	629
Total deferred tax assets	2,297	1,858
Deferred tax liabilities:
Net deferred loan costs	(742)	(592)
Depreciation and amortization	(327)	(248)
Held-to-maturity securities premium	(19)	(42)
Loan discount	(75)	(87)
Adjustment for FHLB stock	(5)	(2)
Intangible assets	(240)	(251)
Total deferred tax liabilities	(1,408)	(1,222)
Net deferred tax asset	$889	$636

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2023 and 2022, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Amended and Restated Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”). The Plan is administered by the Compensation Committee of the board of directors and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At December 31, 2023, the Company had 340,000 shares of common stock remaining available for future grants.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 and an intrinsic value of $6.92 were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. Once exercised, the shares were subject to a right of repurchase by the Company under certain circumstances which right expired on December 31, 2023.

No stock options were exercised during the year ended December 31, 2023. During the year ended December 31, 2022, options on 22,500 shares of the Company’s common stock were exercised at $4.30 per share for a total exercise price of $96,750. There were no stock options granted or forfeited during the year ended December 31, 2023 or 2022.

The number of option shares outstanding was 167,500 as of December 31, 2023 and 2022, and the weighted average exercise price was $5.51. The weighted average contractual life of the stock awards as of December 31, 2023 and 2022 was 3.37 years and 4.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of December 31, 2023 and 2022 was $1.98. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger, under which Tectonic Holdings, LLC merged with and into Tectonic Financial, Inc., had occurred upon the date at which the entities came under common control.

As of December 31, 2023, all 167,500 stock options outstanding were vested, and there was no remaining unrecognized compensation cost. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the options issued and restricted stock issued under the plan of $81,000 and $78,000 for the years ended December 31, 2023 and 2022, respectively.

On September 30, 2020, the Company granted restricted stock units totaling 210,000 shares of common stock. The fair value of each unit award was estimated on the date of grant by a third party using the market approach based on the application of latest 12-month Company metrics to guideline public company multiples. The vesting schedules vary by award, with all of the units awarded vesting over a three year period from 2023 through 2025. The restricted stock units are subject to accelerated vesting due to death, total disability, or change in control of the Company.

As of December 31, 2023, 78,000 awarded units of restricted stock were outstanding, and the grant date fair value was $4.81. During the year ended December 31, 2023, 92,000 units awarded became vested and shares were issued. During the year ended December 31, 2022, 10,000 units awarded became vested and shares were issued, and 30,000 restricted stock units were forfeited with a grant date fair value of $4.81 per share. The weighted average contractual life as of December 31, 2023 and 2022 was 1.18 years and 1.54 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. There was a $78,000 reversal in compensation expense for the year ended December 31, 2022, which was related to the forfeiture of 30,000 unvested restricted stock awards. For the years ended December 31, 2023 and 2022, the Company recorded salaries and employee benefits expense on our consolidated statements of income of $221,000 and $193,000, respectively, related to the restricted stock awards. As of December 31, 2023, there was $98,000 of unrecognized compensation cost related to the restricted stock awards.

As of December 31, 2023 and 2022, 78,000 and 170,000 restricted units awarded were outstanding, respectively. The weighted average grant date fair value of the awards as of December 31, 2023, was $4.81.

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

The following table summarizes loan commitments:

(In thousands)	December 31, 2023	December 31, 2022
Undisbursed loan commitments	$45,743	$43,427
Standby letters of credit	162	161
	$45,905	$43,588

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses for off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance for Credit Losses, as if such commitments were funded.

The following table details activity in the allowance for credit losses for off-balance-sheet commitments.

(In thousands)	2023	2022
Beginning balance	$-	$-
Impact of adopting ASC 326	238	-
Provision for off-balance sheet credit exposure	(45)	-
Ending balance	$193	$-

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of December 31, 2023 and 2022.

Employment Agreements

The Company is party to amended and restated employment agreements with Patrick Howard, President and Chief Operating Officer of the Company, and Ken Bramlage, Executive Vice President and Chief Financial Officer of the Company. In addition, the Company entered into an employment agreement with A. Haag Sherman, Chief Executive Officer of the Company, in connection with the Company’s merger with Tectonic Holdings and its initial public offering. Messrs. Sherman and Howard’s employment agreements had a four year term and now is year to year, and Mr. Bramlage’s employment agreement had a three year term and now is year to year.

Note 13. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 29.5% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $257,000 and $291,000 during the years ended December 31, 2023 and 2022, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $95,000 in fees payable and $21,000 in fees receivable, respectively, related to these services at December 31, 2023 and 2022, respectively, which are included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $215,000 and $193,000 payable to Cain Watters related to this agreement at December 31, 2023 and 2022, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

Certain officers, directors and their affiliated companies had depository accounts with the Bank as of December 31, 2023 and 2022, totaling approximately $7.7 million and $8.3 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. As of December 31, 2023 and 2022, there were no loans outstanding to directors of the Bank or their affiliated companies.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, common equity Tier 1 (“CET1”) capital to total risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized” under the prompt corrective action framework, the Bank must maintain (i) a Total risk-based capital ratio of 10%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a Tier 1 leverage ratio of 5%; and (iv) a CET1 risk-based capital ratio of 6.5%.

In addition, the Basel III regulatory capital reforms (“Basel III”) implemented a capital conservation buffer of 2.5%. The Basel III minimum capital ratio requirements as applicable to the Bank are summarized in the table below.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the Basel III capital ratios. As of December 31, 2023, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$92,385	20.90%	$46,415	10.50%	$44,205	10.00%
T Bank, N.A.	92,957	21.29	45,835	10.50	43,652	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	86,847	19.65	37,574	8.50	35,364	8.00
T Bank, N.A.	87,488	20.04	37,105	8.50	34,922	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	69,597	15.74	30,944	7.00	28,733	6.50
T Bank, N.A.	87,488	20.04	30,557	7.00	28,374	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	86,847	13.97	24,861	4.00	31,076	5.00
T Bank, N.A.	87,488	14.26	24,534	4.00	30,667	5.00

As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$81,317	20.21%	$42,243	10.50%	$40,232	10.00%
T Bank, N.A.	81,279	20.42	41,786	10.50	39,796	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,805	19.09	34,197	8.50	32,185	8.00
T Bank, N.A.	76,767	19.29	33,826	8.50	31,837	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	59,555	14.80	28,162	7.00	26,150	6.50
T Bank, N.A.	76,767	19.29	27,857	7.00	25,867	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	76,805	13.27	23,153	4.00	28,941	5.00
T Bank, N.A.	76,767	13.47	22,795	4.00	28,494	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of December 31, 2023, approximately $16.6 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the years ended December 31, 2023 and 2022:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2023
Income Statement
Total interest income	$46,467	$-	$-	$46,467
Total interest expense	17,909	-	1,197	19,106
Provision for credit losses	1,288	-	-	1,288
Net interest income (loss) after provision for credit losses	27,270	-	(1,197)	26,073
Non-interest income	2,050	37,854	(100)	39,804
Depreciation and amortization expense	403	52	2	457
All other non-interest expense	16,997	25,529	3,838	46,364
Income (loss) before income tax	$11,920	$12,273	$(5,137)	$19,056

Goodwill and other intangibles	$19,449	$2,350	$-	$21,799
Total assets	$663,001	$12,661	$1,684	$677,346

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Year Ended December 31, 2022
Income Statement
Total interest income	$33,385	$-	$-	$33,385
Total interest expense	4,993	-	911	5,904
Provision for credit losses	1,264	-	-	1,264
Net interest income (loss) after provision for credit losses	27,128	-	(911)	26,217
Non-interest income	1,238	38,788	14	40,040
Depreciation and amortization expense	381	55	-	436
All other non-interest expense	14,879	27,569	1,921	44,369
Income (loss) before income tax	$13,106	$11,164	$(2,818)	$21,452

Goodwill and other intangibles	$19,659	$2,350	$-	$22,009
Total assets	$599,305	$12,316	$915	$612,536

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2023
Securities available for sale:
U.S. Treasuries	$-	$3,894	$-	$3,894
U.S. government agencies	-	13,627	-	13,627
Mortgage-backed securities	-	5,456	-	5,456
As of December 31, 2022
Securities available for sale:
U.S. government agencies	$-	$1,953	$-	$1,953
U.S. government agencies	-	13,088	-	13,088
Mortgage-backed securities	-	5,592	-	5,592

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the year ended December 31, 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the years ended December 31, 2023 and 2022, there were no discounts for collateral-dependent impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of December 31, 2023 and 2022, there were no foreclosed assets. There were no foreclosed assets re-measured during the years ended December 31, 2023 and 2022.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the year ended December 31, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. There was no sale of loans during the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, the Company amortized $56,000 and $168,000, respectively, using the amortization method for the treatment of servicing loans. The Company reversed $35,000 of the servicing assets allowance for the year ended December 31, 2023, and recorded an allowance provision of $10,000 for the year ended December 31, 2022.

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

Securities held to maturity. The securities in this category are PACE and PID/TIRZ investments. These investment contracts or bonds originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The fair value of these investments are estimated using observable market inputs in a discounted cash flow analysis.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$58,767	$58,767
Level 2 inputs:
Securities available for sale	22,977	22,977
Securities, restricted	4,176	4,176
Loans held for sale	26,573	28,671
Accrued interest receivable	4,829	4,829
Level 3 inputs:
Securities held to maturity	24,194	23,849
Loans, net	494,787	484,848
Servicing asset	321	321
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	68,433	68,433
Level 2 inputs:
Interest bearing deposits	458,458	459,549
Borrowed funds	33,000	33,000
Accrued interest payable	913	913

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$42,155	$42,155
Level 2 inputs:
Securities available for sale	20,633	20,633
Securities, restricted	3,496	3,496
Loans held for sale	33,902	36,470
Accrued interest receivable	3,102	3,102
Level 3 inputs:
Securities held to maturity	25,262	26,482
Securities not readily marketable	100	100
Loans, net	445,819	438,956
Servicing asset	324	324
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	94,187	94,187
Level 2 inputs:
Interest bearing deposits	398,838	389,806
Borrowed funds	12,000	12,000
Accrued interest payable	592	592

Note 17. Recent Accounting Pronouncements

The Company has evaluated new accounting standards that have recently been issued and have determined that there are no new accounting standards that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods.

Note 18. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$356	$2,664
Securities, not readily marketable	-	100
Investment in subsidiaries	104,954	93,788
Other assets	1,619	669
Total assets	$106,929	$97,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$72	$473
Shareholders’ equity	106,857	96,748
Total liabilities and shareholders’ equity	$106,929	$97,221

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2023	2022
Income from subsidiaries	$17,523	$18,211
Other income	807	592
Total income	18,330	18,803
Non-interest expense:
Salaries and employee benefits	2,674	1,194
Occupancy and equipment	84	5
Professional and administrative	491	283
Data processing	5	1
Other	831	759
Total non-interest expense	4,085	2,242
Income before income taxes	14,245	16,561
Income tax benefit	(975)	(469)
Net Income	$15,220	$17,030

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2023	2022
Net Income	$15,220	$17,030
Other comprehensive income (loss):
Change in unrealized loss on investment securities available for sale	693	(2,582)
Tax effect	145	(542)
Other comprehensive income (loss)	548	(2,040)
Comprehensive income	$15,768	$14,990

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$15,220	$17,030
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(17,523)	(18,211)
Loss on disposal of securities not readily available	100	-
Depreciation and amortization	2	-
Stock based compensation	221	192
Net change in other assets	(1,010)	(401)
Net change in other liabilities	(401)	(79)
Net cash used in operating activities	(3,391)	(1,469)

Cash Flows from Investing Activities
Contributions to subsidiaries	-	(200)
Purchase of property and equipment	58	-
Distributions from subsidiaries	5,700	4,570
Net cash provided by investing activities	5,758	4,370

Cash Flows from Financing Activities
Proceeds from issuance of common shares	-	97
Dividends paid on Series B Preferred Shares	(1,553)	(1,552)
Dividends on common shares	(2,028)	(1,765)
Repurchase of common stock	(1,094)	(481)
Net cash used in financing activities	(4,675)	(3,701)
Net change in cash and cash equivalents	(2,308)	(800)
Cash and cash equivalents at beginning of period	2,664	3,464
Cash and cash equivalents at end of period	$356	$2,664

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$3,350	$4,715

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Whitley Penn LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 726) an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2023 and 2022 included in this Annual Report on Form 10‑K. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to the Company’s status as a Smaller Reporting Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.	Other Information.

During the three months ended December 31, 2023, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Directors and Executive Officers

Directors. The following table sets forth certain information regarding our directors, including their ages and the years that they began serving as directors of the Company:

Name	Position with the Company	Age at March 1, 2024	Director Since
George L. Ball	Executive Co-Chairman	85	Nov 2018
Barb Bomersbach	Director	49	Mar 2019
Darrell W. Cain	Co-Chairman	67	Nov 2018
Steven B. “Brad” Clapp	Director	51	May 2017
Patrick Howard	Director; President	62	May 2017
Eric Langford	Director	64	May 2017
Thomas McDougal	Director	84	May 2017
Thomas R. Sanders	Director	49	May 2017
A. Haag Sherman	Director; Chief Executive Officer	58	Oct 2016
Daniel C. Wicker	Director	53	May 2017

Executive Officers. The following table sets forth certain information regarding our executive officers, including their positions and length of service with the Company.

Name	Position with the Company	Age at March 1, 2024	Director Since
George L. Ball	Executive Co-Chairman	85	Nov 2018
Ken Bramlage	Executive Vice President & Chief Financial Officer	63	—
David J. Clifford	Chief Operating Officer	46	—
Patrick Howard	President	62	May 2017
A. Haag Sherman	Chief Executive Officer	58	Oct 2016

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

Barb Bomersbach.   Ms. Bomersbach has served as a director of the Company since March 2019. Ms. Bomersbach currently serves as Chief Financial Officer of Matador Gas & Power, a residential propane distribution company. From 2010 to 2021 she served as Chief Financial Officer of Tristate Midstream, a natural gas gathering company. Prior to that, Ms. Bomersbach was the Chief Financial Officer of Wynn Crosby, an upstream oil and gas company, in 2009. Ms. Bomersbach is a Certified Public Accountant and Chartered Financial Analyst, and graduated summa cum laude from Texas A&M University with a BBA and MS in Accounting. We believe Ms. Bomersbach brings to the Board of Directors experience in financial and accounting matters, internal controls and compliance (from an accounting standpoint) and is our audit committee financial expert.

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

Patrick Howard. Mr. Howard serves as President and a director of the Company. Prior to such appointment in connection with the Tectonic Merger, Mr. Howard served as President and Chief Executive Officer of the Company since May 2017, President and Chief Executive Officer of the Bank since 2010 and as the Managing Officer and director of the Bank and T Bancshares since 2007. During his tenure at the Bank, he has overseen the growth of the retirement and trust division to over $1.9 billion in assets, the acquisition of The Nolan Company third party administrator, the organic growth of the Bank to over $700 million in assets, and the acquisition of Integra Funding, the Bank’s factoring division. He developed an operating culture based on strong internal controls and regulatory compliance. In addition, prior to its acquisition by the Company in May 2017, T Bancshares was an SEC reporting company, and Mr. Howard was jointly responsible for T Bancshares’ SEC filings and compliance. Mr. Howard previously served as the Executive Vice President and Chief Operating Officer of a savings bank that he helped grow from $50 million to $2.2 billion over an 11-year period. Mr. Howard graduated magna cum laude from the University of Texas at San Antonio.

Eric Langford. Mr. Langford is a founding director of T Bancshares and the Bank since February 2003 and a director of the Company since May 2017. He has been active in the real estate industry for almost 40 years as an investor and developer. Since 1995, he has managed Langford Property Company. He previously served as Senior Vice President for two leading national real estate firms, Opus West Corporation from 2003 to 2006 and Koll Development Company from 1993 to 2000. A 65-year resident of Dallas, Mr. Langford was the founding President of North Texas Commercial Association of Realtors, which awarded him with the Stemmons Service Award, the highest honor in the Dallas real estate industry. Mr. Langford is a magna cum laude graduate from Texas A&M University. We believe that Mr. Langford’s expansive business experience in the real estate industry provides leadership and management experience that is beneficial to the board of directors.

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

Thomas R. Sanders. Mr. Sanders has served as a director of the Company, T Bancshares and the Bank since May 2017 and was a director of Tectonic Holdings from 2015 until the Tectonic Merger. Mr. Sanders has been a partner of Cain Watters since 2008 after joining the firm in 2002. He currently serves as a member of the mentoring committee as well as the internal quality control committee helping financial planners at CWA grow personally and professionally. Mr. Sanders also manages the financial planning relationship for more than 65 of the firm’s clients representing assets under management approximating $300 million. Mr. Sanders started his career at Deloitte where he spent four years in their tax department including several international assignments. Mr. Sanders graduated from Baylor University in 1998 with a Bachelor of Business Administration and a Masters of Science in Taxation. We believe that Mr. Sanders’ tax expertise enhances the skill set of our board of directors.

A. Haag Sherman. In connection with the Tectonic Merger, Mr. Sherman was appointed as a director and the Chief Executive Officer of the Company. Prior to such appointment, Mr. Sherman served as Chairman of the Company from November 2017 until the Tectonic Merger, and as Chairman of T Bancshares and the Bank since May 2017. Mr. Sherman was also the Chief Executive Officer and a director of Tectonic Holdings from 2015 until May 2019. Prior to joining the Company, Mr. Sherman co-founded Salient Partners, LP (a Houston-based investment firm) in 2002 and served in various executive positions, including Chief Executive Officer and Chief Investment Officer, through October 2011. In addition, he previously served as an executive officer and partner of The Redstone Companies from 1998 to 2002 where he, among other things, managed a private equity portfolio (where he was responsible for two finance companies). Mr. Sherman has served as a director of Hilltop Holdings, Inc. since its acquisition of PlainsCapital Corporation in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. Mr. Sherman has served as a member of the board of directors of CBIZ, Inc. since August 2020. He currently serves on the Executive Committee of Episcopal High School in Bellaire, Texas and on the Board of Trustees of the Episcopal Health Foundation. Mr. Sherman graduated cum laude from Baylor University in 1988 with a Bachelor of Business Administration with majors in Accounting and Economics and received a Juris Doctorate, with honors, from the University of Texas School of Law in 1992. Mr. Sherman previously served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin, Gump, Strauss, Hauer & Feld, LLP from 1992 to 1996 and was an auditor at Price Waterhouse, a public accounting firm, from 1988 to 1989. Mr. Sherman is an attorney and certified public accountant. We believe that Mr. Sherman’s leadership, board expertise, legal background and experience in financial services, including banking, trust and finance companies, qualify him to serve on our board of directors.

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

David Clifford. Mr. Clifford was appointed as Chief Operating Officer of the Company effective November 14, 2023. Prior to such date, he had served as Chief Strategy Officer of the Company since January 1, 2018. Before joining the Company, from 2004 through 2011, Mr. Clifford served as the Director of Marketing and Intermediary Services at Salient Partners, LP (“Salient”) and was responsible for retail sales and distribution efforts. Mr. Clifford also served as the Head of Salient’s Sales and Distribution Platform, where he assisted in the development and marketing of alternative investment programs. Mr. Clifford began his career as an Associate and Consultant in the Helsinki, Finland office at McKinsey & Company (“McKinsey”). While at McKinsey, Mr. Clifford focused on serving high technology and telecommunications companies in the Nordic region. Mr. Clifford has a Bachelor of Business Administration in Finance from the University of Texas at Austin and a Masters of Business Administration from the Helsinki School of Economics.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2023, our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

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

Our “named executive officers,” which consist of our principal executive officer and the two other most highly compensated executive officers, are A. Haag Sherman, Chief Executive Officer, Patrick Howard, President and David Clifford, Chief Operating Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to, awarded to, or earned by our named executive officers for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
A. Haag Sherman Chief Executive Officer	2023 2022	375,000 360,000	325,000 375,000	— —	— —	— —	12,293 11,222	712,293 746,222
Patrick Howard President	2023 2022	350,000 328,333	425,000 175,000	— —	— —	— —	15,181 14,273	790,181 517,606
David Clifford Chief Operating Officer	2023 2022	375,000 350,000	150,000 150,000	— —	— —	— —	11,730 10,848	536,730 510,848

(1)	The amounts shown in this column are composed of the following items:

Name	Year	Company 401(k) Match	Life Insurance Premiums	Total “All Other Compensation”
Haag Sherman	2023 2022	$11,550 10,500	$743 722	$12,293 11,222
Patrick Howard	2023 2022	$11,550 10,675	$3,631 3,598	$15,181 14,273
David Clifford	2023 2022	$11,550 10,675	$180 173	$11,730 10,848

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

Other Benefits and Perquisites

The named executive officers participate in our broad-based employee welfare benefit plans, such as medical, dental, vision, supplemental disability and term life insurance. The named executive officers also participate in our 401(k) plans. Under the T Bank, N.A. Employees Savings Plan, in which Mr. Howard is a participant, we match 100% of an employee’s contribution up to the first 1% and 50% up to next 5% of such employee’s salary up to the 401(k) limit. Under the Tectonic Retirement Plan and Trust, in which Mr. Sherman and Mr. Clifford are participants, we match 100% of an employee’s contribution up to the first 1% and 50% up to next 5% of such employee’s salary up to the 401(k) limit, identical to the T Bank, N.A. Employees Savings Plan. The named executive officers are provided the same benefits, and participate in the cost at the same rate, as all other employees.

We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee will review the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites will be awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2023 and 2022 included $2,839 for each year paid by the Company on behalf of Mr. Howard toward a $3,000,000 key man life insurance policy for Mr. Howard. In accordance with his employment agreement, 50% of the death benefit of this policy is payable to Mr. Howard’s named beneficiaries.

Employment Agreements and Arrangements

We have entered into an employment agreement with Mr. Sherman and amended and restated the employment agreement with Mr. Howard. The following is a summary of the material terms of each such agreement. The Company has not entered into any material plan, contract or arrangement to which Mr. Clifford is a party.

Haag Sherman. Mr. Sherman’s employment agreement has an initial term of four years and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Sherman’s employment agreement, he is entitled to an annual base salary that is currently $375,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

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

Patrick Howard. As amended and restated, the employment agreement is for a term expiring on May 14, 2024 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Howard’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $350,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

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

David Clifford. Under Mr. Clifford’s employment arrangement, he is entitled to an annual base salary that is currently $375,000 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

Mr. Clifford is also eligible to receive certain other employee benefits and perquisites in accordance with our established policies, as described above.

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

Performance-Based Awards. Our board of directors may designate any award, the exercisability or settlement of which is subject to the achievement of performance conditions, as a performance-based award. In order to qualify as performance-based compensation, the performance objective(s) used for the performance-based award must be from the list of performance objectives set forth in the Amended and Restated Equity Plan. The performance objectives set forth in the Amended and Restated Equity Plan are: interest income and expense; net earnings or net income; net interest margin; efficiency ratio; reduction in non-accrual loans and non-interest expense; growth in non-interest income and ratios to earnings assets; net revenue growth and ratio to earning assets; capital ratios; asset or liability interest rate sensitivity and gap; effective tax rate; deposit growth and composition; liquidity management; securities portfolio (value, yield, spread, maturity, or duration); asset growth and composition (loans, securities); non-interest income (e.g., fees, premiums and commissions, loans, wealth management, treasury management, insurance, funds management) and expense; overhead ratios, productivity ratios; credit quality measures; return on assets; return on equity; economic value of equity; compliance and CAMELS or other regulatory ratings; internal controls; enterprise risk measures (e.g., interest rate, loan concentrations, portfolio composition, credit quality, operational measures, compliance ratings, balance sheet, liquidity, insurance); volume in production or loans; non-performing asset or non-performing loan levels or ratios or loan delinquency levels; provision for credit losses or net charge-offs; cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; profit margin; earnings per share; operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of the Company’s stock; return on investment; equity or shareholders’ equity; market share; inventory levels, inventory turn or shrinkage; customer satisfaction; or total shareholder return. Our board of directors may select any number of performance objectives from this list of performance objectives when establishing the performance measures of a performance-based award, but such objectives must be set no later than 90 days after the beginning of the applicable performance period. The Amended and Restated Equity Plan allows performance objectives to be described in terms of objectives that are related to an individual participant or objectives that are company-wide or related to a subsidiary, division, department, region, function or business unit and may be measured on an absolute or cumulative basis or on the basis of percentage of improvement over time, and may be measured in terms of company performance (or performance of the applicable subsidiary, division, department, region, function or business unit) or measured relative to selected peer companies or a market index.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth our outstanding equity awards as of December 31, 2023:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
A. Haag Sherman	—		—	$—		—	—		—

Patrick Howard	50,000	(1)(2)	—	$5.70	(2)	05/15/2027	30,000	(4)	$564,000
	50,000	(1)(3)	—	5.70	(3)	05/15/2027	—		—

David Clifford	—		—	$—		—	20,000	(5)	$376,000

(1)	25,000 stock options vested on May 15, 2020, and 25,000 stock options vested May 15, 2021.
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

(4)	30,000 stock awards vested on December 31, 2023, and the remaining 30,000 stock awards vest on December 31, 2024.
(5)	30,000 stock awards vested on December 31, 2023, and the remaining 20,000 stock awards vest: 10,000 on December 31, 2024 and 10,000 on December 31, 2025.

Potential Payments Upon a Termination of Employment or a Change in Control

Below we have described the severance and other change in control benefits to which Mr. Sherman and Mr. Howard would be entitled upon a termination of employment and in connection with certain terminations of their employment or a change in control.

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

Change in Control. Subject to the terms of the respective employment agreements, in the event of a change in control (as defined in the employment agreement of Mr. Howard, Mr. Howard will be eligible to receive a cash lump sum payment equal to 2.99 times his base amount (as defined in Section 280G(b)(3) of the Code) payable by us within 30 days upon a change in control or under such other terms as may be mutually agreed. In the event that Mr. Howard is also entitled to any of the severance payments and benefits discussed above, any change in control will be offset by such amount.

Director Compensation

The following table shows compensation paid to members of our board of directors and the board of directors of the Company and the Bank during 2023. The Company’s non-employee directors received a fee of $3,750 per meeting paid in cash. For the joint board meetings held by the Company and the Bank, non-employee directors received a fee of $1,000 per meeting paid in cash, as well as the following committee meeting fees: $250 per Audit Committee meeting, $250 per Asset Liability Committee meeting, $250 per Technology Committee meeting, $250 per Trust Committee meeting, $125 per Loan Committee meeting, $125 per Executive Committee meeting and $125 per Compensation Committee meeting, all paid in cash.

	Fees Earned or Paid in Cash		Stock/Option Awards(1)	Total
George L. Ball	$—		$—	$—
Barb Bomersbach	30,000			30,000
Darrell W. Cain	—		—	—
Steven B. Clapp	10,250	(2)		10,250
Patrick Howard	—		—	—
Eric Langford	35,000	(3)	—	35,000	(3)
Thomas McDougal	35,500	(4)	—	35,500	(4)
Thomas R. Sanders	11,000	(5)	—	11,000	(5)
A. Haag Sherman	—		—	—
Daniel C. Wicker	11,875	(6)	—	11,875	(6)

(1)	No stock/option awards were made to the directors during 2023.
(2)	Represents fees paid in cash for serving on the boards of directors of the Company and the Bank.
(3)	Includes $10,000 in fees paid in cash for serving on the boards of directors of the Company and the Bank.
(4)	Includes $10,500 in fees paid in cash for serving on the boards of directors of the Company and the Bank.
(5)	Represents fees paid in cash for serving on the boards of directors of the Company and the Bank.
(6)	Represents fees paid in cash for serving on the boards of directors of the Company and the Bank.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information regarding the beneficial ownership of our capital stock as of March 27, 2023 for:

●	each of our directors;
●	each of our named executive officers;
●	all of our directors and executive officers as a group; and
●	each shareholder who beneficially owns more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days. Shares of common stock that may be acquired by an individual or group within sixty days of March 27, 2024, pursuant to the exercise of options, warrants or other rights, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The table below calculates the percentage of beneficial ownership of our common stock based on 7,102,680 shares of voting common stock and 1,725,000 shares of non-voting Series B preferred stock outstanding as of March 27, 2024. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

Except as indicated below, the address for each shareholder listed in the table below is: 16200 Dallas Parkway, Suite 190, Dallas, Texas 75248.

	Common Stock			Series B Preferred Stock
	Beneficially Owned			Beneficially Owned
	Number(7)		Percentage	Number	Percentage
Name of Beneficial Owner
Directors and Named Executive Officers:
George L. Ball	208,457		2.93%	500	*
Barb Bomersbach	-		-	2,500	*
Darrell W. Cain(1)	215,100		3.03%	7,000	*
Steven B. “Brad” Clapp(1),(2)	215,100		3.03%	-	-
David Clifford	60,000		*	-	-
Patrick Howard	118,445	(3),(4)	1.64%	7,500	*
Eric Langford	250	(4)	*	-	-
Thomas McDougal	250	(4)	*	29,967	1.74%
Thomas R. Sanders	215,100		3.03%	-	-
A. Haag Sherman(5)	2,121,000		29.86%	5,000	*
Daniel C. Wicker	215,100		3.03%	5,000	*
Directors and Executive Officers as a Group (12 Persons)	3,388,008		47.04%	57,467	3.33%

Greater than 5% Shareholders:
Tracey Bolt(6)	405,173		5.70%	-	-

*	Represents beneficial ownership of less than 1%.
(1)	All shares of common stock are pledged to a third party bank under the terms of a loan agreement, which loan is current.
(2)	Includes 5,000 shares held in an IRA for the benefit of Mr. Clapp’s spouse.
(3)	Includes options covering 100,000 shares of our common stock, 50,000 of which vested on May 15, 2020 and 50,000 of which vested on May 15, 2021.
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

(6)	Includes 27,878 shares held by The Crane Basin Irrevocable Trust and 27,878 shares held by The Hamilton Irrevocable Trust.
(7)	Included in the beneficial ownership tabulations are options to purchase 100,000 shares of common stock for Mr. Howard and 10,000 shares of common stock for Mr. Bramlage.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Support Services Agreement. The Support Services Agreement, dated February 5, 2015 (the “Support Services Agreement”), was entered into by and between Tectonic Advisors and Cain Watters. Pursuant to the Support Services Agreement, Tectonic Advisors provides certain financial advisory and research services to CWA, including: asset management services, investment management oversight and management and trading of model portfolios and shall be paid a fee from revenues (“CWA Revenues”) generated from all CWA assets under management (“CWA Asset Base”). The CWA Revenue split shall be as follows: (i) Tectonic Advisors shall be entitled to receive an asset based fee of 35 basis points on the CWA Asset Base and (ii) CWA shall be entitled to receive the remainder; provided, however, that 25 basis points on the CWA Asset Base above $2.5 billion shall be taken ratably from Tectonic Advisors and CWA and shall be allocated to CWA, consistent with past practices. During the year ended December 31, 2023, Tectonic Advisors earned $257,000 under the Support Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of operations. Tectonic Advisors had $95,000 in fees payable related to these services at December 31, 2023.

Fee Allocation Agreement. In January 2006, Tectonic Advisors entered into an agreement with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $215,000 payable to Cain Watters related to this agreement at December 31, 2023, which is included in the accounts payable, related parties line items in the consolidated balance sheet. This agreement was amended effective January 31, 2023 such that the termination clause coincides with the Support Services Agreement (see below).

Other Related Transactions. Other miscellaneous related party transactions resulted in other amounts due from related parties of less than $1,000, included within accounts receivable, related parties on the consolidated balance sheet as of December 31, 2023.

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

Fees Billed by Independent Registered Public Accounting Firm

The Audit Committee has reviewed the following audit and non-audit fees billed to the Company by Whitley Penn LLP for 2023 and 2022 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence, and concluded that such fees did not impair Whitley Penn LLP’s independence. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by Whitley Penn LLP before the services are performed, including all of the services described under “Audit Fees”, “Tax Fees” and “All Other Fees” below. The Audit Committee has pre-approved all of the services provided by Whitley Penn LLP in accordance with the policies and procedures described in the section titled “—Audit Committee Pre-Approval.”

	For the Year Ended December 31,
	2023	2022
Audit Fees(1)	$217,624	$223,647
Tax Fees(2)	46,760	55,020
All Other Fees(3)	52,314	23,400
Total Fees	$316,698	$302,067

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

10.7.1	First Amendment to the Fee Allocation Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023 (incorporated by reference from Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 001-38910))

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

10.8.2	First Amendment to the Due Diligence Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), effective January 31, 2023 (incorporated by reference from Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 001-38910))
10.10

Agreement by and between T Bank, N.A. and Cain Watters & Associates, P.L.L.C., dated August 23, 2012 (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.10.1	Second Amendment to the Agreement by and between T Bank, N.A. and Cain Watters & Associates, P.L.L.C., effective January 31, 2023 (incorporated by reference from Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 001-38910))
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

10.20.1	First Amendment to the Support Services Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023 (incorporated by reference from Exhibit 10.20.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 001-38910))
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

10.22.1	Third Amendment to the Amended and Restated Investment Advisory Agreement by and between T Bank, N.A. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023 (incorporated by reference from Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 001-38910))
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

21.1	Subsidiaries of Tectonic Financial, Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**
97	Compensation Recovery Policy, effective as of October 2, 2023.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tectonic Financial, Inc.

Dated:	April 1, 2024	By:	/s/ A. Haag Sherman
A. Haag Sherman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ A. Haag Sherman	Director, Chairman, Chief Executive Officer and	April 1, 2024
A. Haag Sherman	Principal Executive Officer

/s/ Ken Bramlage	Executive Vice President, Chief Financial Officer and	April 1, 2024
Ken Bramlage	Principal Accounting Officer

/s/ Patrick Howard	Director and President	April 1, 2024
Patrick Howard

/s/ George L. Ball	Director	April 1, 2024
George L. Ball

/s/ Barb Bomersbach	Director	April 1, 2024
Barb Bomersbach

/s/ Darrell Cain	Director	April 1, 2024
Darrell Cain

/s/ Steven B. Clapp	Director	April 1, 2024
Steven B. Clapp

/s/ Eric Langford	Director	April 1, 2024
Eric Langford

/s/ Thomas McDougal	Director	April 1, 2024
Thomas McDougal, DDS

/s/ Thomas Sanders	Director	April 1, 2024
Thomas Sanders

/s/ Daniel C. Wicker	Director	April 1, 2024
Daniel C. Wicker