Form 10-Q
period 2024-03-31
Tectonic Financial, Inc.
filed 2024-05-15
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2024 was 7,089,430 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,513	$5,016
Interest-bearing deposits	118,809	52,481
Federal funds sold	1,218	1,270
Total cash and cash equivalents	126,540	58,767
Securities available for sale	24,349	22,977
Securities held to maturity	24,219	24,194
Securities, restricted at cost	4,203	4,176
Loans held for sale	22,794	26,573
Loans, net of allowance for credit losses of $6,730 and $6,308, respectively	531,712	494,787
Bank premises and equipment, net	4,849	4,758
Core deposit intangible, net	306	359
Goodwill	21,440	21,440
Deferred tax asset	992	889
Other assets	16,193	18,426
Total assets	$777,597	$677,346

LIABILITIES
Demand deposits:
Non-interest-bearing	$64,705	$68,433
Interest-bearing	152,684	150,023
Time deposits	403,468	308,435
Total deposits	620,857	526,891
Borrowed funds	21,000	21,000
Subordinated notes	12,000	12,000
Other liabilities	15,288	10,598
Total liabilities	669,145	570,489
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at each of March 31, 2024 and December 31, 2023)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,186,453 shares issued at each of March 31, 2024 and December 31, 2023 and 7,089,430 and 7,102,680 shares outstanding at March 31, 2024 and December 31, 2023, respectively	72	72
Additional paid-in capital	51,267	51,246
Treasury stock, at cost; 97,023 shares and 83,773 shares as of March 31, 2024 and December 31, 2023, respectively	(1,824)	(1,575)
Retained earnings	60,880	58,917
Accumulated other comprehensive loss	(1,960)	(1,820)
Total shareholders’ equity	108,452	106,857
Total liabilities and shareholders’ equity	$777,597	$677,346

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data and share amounts)	2024	2023
Interest Income
Loan, including fees	$12,423	$9,400
Securities	536	432
Federal funds sold	13	9
Interest-bearing deposits	1,326	1,072
Total interest income	14,298	10,913
Interest Expense
Deposits	6,603	3,507
Borrowed funds	593	363
Total interest expense	7,196	3,870
Net interest income	7,102	7,043
Provision for credit losses	917	78
Net interest income after provision for credit losses	6,185	6,965
Non-interest Income
Trust income	1,739	1,513
Gain on sale of loans	-	581
Advisory income	3,938	3,451
Brokerage income	1,782	1,890
Service fees and other income	2,950	3,216
Rental income	89	50
Total non-interest income	10,498	10,701
Non-interest Expense
Salaries and employee benefits	8,642	7,863
Occupancy and equipment	533	470
Trust expenses	610	552
Brokerage and advisory direct costs	520	471
Professional fees	434	523
Data processing	282	208
Other	1,753	1,581
Total non-interest expense	12,774	11,668
Income before Income Taxes	3,909	5,998
Income tax expense	848	1,284
Net Income	3,061	4,714
Preferred stock dividends	388	388
Net income available to common stockholders	$2,673	$4,326

Earnings per common share:
Basic	$0.38	$0.61
Diluted	0.37	0.59

Weighted average common shares outstanding	7,102,098	7,068,884
Weighted average diluted shares outstanding	7,261,055	7,295,489

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months Ended March 31,
(In thousands)	2024	2023
Net Income	$3,061	$4,714
Other comprehensive (loss) income:
Change in unrealized loss on investment securities available for sale	(177)	428
Tax effect	(37)	90
Other comprehensive (loss) income	(140)	338
Comprehensive Income	$2,921	$5,052

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498
Cumulative change in accounting principle (adoption of ASC 326)	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,714	-	4,714
Other comprehensive income	-	-	-	-	-	338	338
Stock based compensation	-	-	75	-	-	-	75
Balance at March 31, 2023	$17	$71	$50,820	$(481)	$51,162	$(2,030)	$99,559

Balance at January 1, 2024	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(710)	-	(710)
Net income	-	-	-	-	3,061	-	3,061
Other comprehensive loss	-	-	-	-	-	(140)	(140)
Stock based compensation	-	-	21	-	-	-	21
Balance at March 31, 2024	$17	$72	$51,267	$(1,824)	$60,880	$(1,960)	$108,452

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$3,061	$4,714
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	917	78
Depreciation and amortization	60	60
Amortization of premium on loans	30	4
Core deposit intangible amortization	53	52
Securities discount/premium accretion, net	(71)	(5)
Origination of loans held for sale	(14,040)	(6,503)
Proceeds from payments and sales of loans held for sale	94	6,486
Gain on sale of loans	-	(581)
Stock based compensation	21	75
Deferred income taxes	(67)	(415)
Servicing assets, net	38	12
Net change in:
Other assets	2,195	(1,074)
Other liabilities	4,546	210
Net cash (used in) provided by operating activities	(3,163)	3,113
Cash Flows from Investing Activities
Purchase of securities available for sale	(102,593)	(99,994)
Principal payments, calls and maturities of securities available for sale	101,067	100,951
Principal payments of securities held to maturity	23	142
Purchase of securities, restricted	(2,520)	(3,804)
Proceeds from sale of securities, restricted	2,493	3,191
Net change in loans	(20,002)	16,028
Purchases of premises and equipment	(151)	(210)
Net cash (used in) provided by investing activities	(21,683)	16,304
Cash Flows from Financing Activities
Net change in demand deposits	(1,067)	523
Net change in time deposits	95,033	14,892
Proceeds from borrowed funds	102,500	143,200
Repayment of borrowed funds	(102,500)	(143,200)
Dividends paid on common stock	(710)	(442)
Dividends paid on Series B preferred stock	(388)	(388)
Repayments on note receivable utilized to exercise stock options	-	50
Purchase of treasury stock at cost	(249)	-
Net cash provided by financing activities	92,619	14,635
Net change in cash and cash equivalents	67,773	34,052
Cash and cash equivalents at beginning of period	58,767	42,155
Cash and cash equivalents at end of period	$126,540	$76,207

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$17,725	$20,958
Lease liabilities incurred in exchange for right-of-use assets	$109	$193
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,672	$3,878

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Significant Accounting Policies

Tectonic Financial, Inc. (the “Company,” “we,” “us,” or “our”) is a Texas corporation and registered financial holding company that offers, through its subsidiaries, banking and other financial services including trust, investment advisory, securities brokerage, factoring, third-party administration, recordkeeping and insurance services to individuals, small businesses and institutions across the United States.

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

The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. Lending services include commercial loans to small- to medium-sized businesses and professional concerns as well as consumers. The Bank also offers trust services. The Bank’s traditional fiduciary services clients primarily consist of clients of Cain, Watters & Associates, LLC (“Cain Watters”). The Bank, Cain Watters and Tectonic Advisors entered into an advisory services agreement related to the Bank’s trust operations in April 2006, which has been amended from time to time, most recently in January 2023. See Note 12 – Related Parties, to these consolidated financial statements for more information. In addition, the Nolan division of the Bank offers TPA services and provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. We believe offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three months ended March 31, 2024, are not necessarily indicative of results that may be expected for the full year ending December 31, 2024.

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

Allowance for Credit Losses. The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. Management has made a policy election to exclude accrued interest receivable on available for sale securities from the estimate of credit losses and report accrued interest separately in other assets in the Company’s consolidated balance sheets.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
(In thousands, except per share data)	2024	2023
Net income available to common shareholders	$2,673	$4,326

Average shares outstanding	7,102	7,069
Effect of dilutive securities	159	226
Average diluted shares outstanding	7,261	7,295

Basic earnings per share	$0.38	$0.61
Diluted earnings per share	$0.37	$0.59

As of March 31, 2024, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of March 31, 2024, 78,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2024 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,928	$-	$10	$-	$3,918
U.S. government agencies	15,630	-	2,101	-	13,529
Mortgage-backed securities	7,272	-	370	-	6,902
Total securities available for sale	$26,830	$-	$2,481	$-	$24,349

Securities held to maturity:
Property assessed clean energy	$1,324	$23	$-	$-	$1,347
Public improvement district/tax increment reinvestment zone	22,895	235	232	-	22,898
Total securities held to maturity	$24,219	$258	$232	$-	$24,245

Securities, restricted:
Other	$4,203	$-	$-	$-	$4,203

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,906	$-	$12	$-	$3,894
U.S. government agencies	15,644	-	2,017	-	13,627
Mortgage-backed securities	5,731	-	275	-	5,456
Total securities available for sale	$25,281	$-	$2,304	$-	$22,977

Securities held to maturity:
Property assessed clean energy	$1,326	$-	$72	$-	$1,254
Public improvement district/tax increment reinvestment zone	22,868	592	865	-	22,595
Total securities held to maturity	$24,194	$592	$937	$-	$23,849

Securities, restricted:
Other	$4,176	$-	$-	$-	$4,176

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

During each of the three months ended March 31, 2024 and 2023, no securities available for sale were sold, and there were no realized gains or losses recorded on sales for each of the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, securities available for sale with a fair value of $967,000 and $988,000, respectively, were pledged against trust deposit balances held at the Bank. In March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the par value of available for sale securities to be included as the collateral value. As of March 31, 2024, securities with a par value of $21.2 million were pledged to the Federal Reserve under the BTFP, of which $21.0 million was borrowed against. As of March 31, 2024, there were no securities pledged to secure borrowings at the FHLB.

As of March 31, 2024 and December 31, 2023, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $2.0 million as of March 31, 2024 and December 31, 2023, all of which were classified as securities, restricted.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of March 31, 2024:

			March 31, 2024
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Treasuries	$2,921	$7	$997	$3	$3,918	$10
U.S. government agencies	-	-	13,529	2,101	13,529	2,101
Mortgage-backed securities	2,599	46	4,303	324	6,902	370
Total	$5,520	$53	$18,829	$2,428	$24,349	$2,481

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses in accordance with ASC 326. The Company had a total of twenty-five (25) investment positions in the unrealized loss position as of March 31, 2024. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of March 31, 2024, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of March 31, 2024 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,928	$3,918	$-	$-
Due after one year through five years	11,997	10,722	1,447	1,430
Due after five years through ten years	86	82	366	368
Due after ten years	3,547	2,725	22,406	22,447
Mortgage-backed securities	7,272	6,902	-	-
Total	$26,830	$24,349	$24,219	$24,245

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$82,491	$82,483
Consumer installment	630	900
Real estate – residential	9,260	8,181
Real estate – commercial	73,683	68,792
Real estate – construction and land	37,153	44,663
SBA:
SBA 7(a) guaranteed	179,007	162,144
SBA 7(a) unguaranteed	68,504	64,858
SBA 504	55,854	41,906
USDA	2,125	2,124
Factored Receivables	29,735	25,044
Gross Loans	538,442	501,095
Less:
Allowance for credit losses	6,730	6,308
Net loans	$531,712	$494,787

As of March 31, 2024, our loan portfolio included $76.8 million of loans, or approximately 14.3%, of our total funded loans to the dental industry, as compared to $78.2 million of loans, or 15.6% of total funded loans, as of December 31, 2023. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $3.3 million and $3.1 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

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

The Company had $22.8 million and $26.6 million of SBA/USDA loans held for sale as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, there were no sales of loans. During the three months ended March 31, 2023, the Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale of loans of $581,000. For the three months ended March 31, 2024, the Company elected to reclassify $17.7 million of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. As of March 31, 2024 and December 31, 2023, the total of loans that we sold and service was $34.7 million and $37.9 million, respectively.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

	March 31, 2024		December 31, 2023
(In thousands)	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$691	$-	$-	$-
Real estate - residential	125	125	221	221
SBA guaranteed	3,238	3,238	1,951	1,951
SBA unguaranteed	910	910	251	251
Total	$4,964	$4,360	$2,423	$2,423

The Company did not recognize any interest income on non-accrual loans during the three ended March 31, 2024 and 2023.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the three months ended March 31, 2024, there were no loan modifications of significance. There were no loans that were modified due to the borrowers experiencing financial difficulty in the preceding twelve months that were past due for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company provided one modification to extend the maturity date of a SBA loan with an outstanding balance of $357,000.

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

The Bank had no collateral-dependent loans individually evaluated to determine expected credit losses as of March 31, 2024. The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2023:

(In thousands)	Real Estate
December 31, 2023
Real estate – residential	221
SBA unguaranteed	251
Total	$472

During the three months ended March 31, 2024, there was one commercial and industrial dental loan that was not collateral dependent that was evaluated for impairment by calculating the net present value of the loan balance, resulting in a specific reserve of $309,000.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

						Total 90
		90 Days				Days or More
	30-89 Days	or More	Total	Total	Total	Past Due
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Still Accruing
March 31, 2024
Commercial and industrial	$-	$604	$604	$81,887	$82,491	$-
Consumer installment	-	-	-	630	630	-
Real estate – residential	831	-	831	8,429	9,260	-
Real estate – commercial	-	-	-	73,683	73,683	-
Real estate – construction and land	5,482	-	5,482	31,671	37,153	-
SBA	3,202	314	3,516	299,849	303,365	-
USDA	-	-	-	2,125	2,125	-
Factored receivables	974	139	1,113	28,622	29,735	139
Total	$10,489	$1,057	$11,546	$526,896	$538,442	$139

December 31, 2023
Commercial and industrial	$30	$-	$30	$82,453	$82,483	$-
Consumer installment	-	-	-	900	900	-
Real estate – residential	93	-	93	8,088	8,181	-
Real estate – commercial	-	-	-	68,792	68,792	-
Real estate – construction and land	-	-	-	44,663	44,663	-
SBA	-	1,167	1,167	267,741	268,908	-
USDA	-	-	-	2,124	2,124	-
Factored receivables	879	147	1,026	24,018	25,044	147
Total	$1,002	$1,314	$2,316	$498,779	$501,095	$147

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

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits quarterly. No significant changes were made to the loan risk grading system definitions and allowance for credit loss methodology during the past year. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit. The guaranteed portion of SBA loans that are classified are included in the pass category. The Company’s methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of March 31, 2024:

	Term Loans by Origination Year						Revolving
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and industrial
Pass	$1,886	$14,966	$23,312	$16,049	$7,506	$13,722	$1,914	$79,355
Pass-watch	-	-	-	335	228	-	-	563
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	115	1,767	-	1,882
Doubtful	-	-	604		87	-	-	691
Total	$1,886	$14,966	$23,916	$16,384	$7,936	$15,489	$1,914	$82,491
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$-	$120	$118	$182	$-	$150	$60	$630
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$120	$118	$182	$-	$150	$60	$630
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$-	$470	$4,695	$2,061	$972	$624	$-	$8,822
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	313	-	-	-	-	125	-	438
Doubtful	-	-	-	-	-	-	-	-
Total	$313	$470	$4,695	$2,061	$972	$749	$-	$9,260
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year						Revolving
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Real estate–- commercial
Pass	$3,377	$13,682	$12,540	$18,804	$4,887	$20,393	$-	$73,683
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$3,377	$13,682	$12,540	$18,804	$4,887	$20,393	$-	$73,683
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$3,740	$19,041	$14,372	$-	$-	$-	$-	$37,153
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$3,740	$19,041	$14,372	$-	$-	$-	$-	$37,153
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a
Pass	$4,088	$59,694	$49,785	$56,763	$21,576	$46,440	$-	$238,346
Pass-watch	-	234	-	1,504	123	624	-	2,485
Special mention	-	-	377	70	1,010	2,802	-	4,259
Substandard	-	-	819	409	110	1,083	-	2,421
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$4,088	$59,928	$50,981	$58,746	$22,819	$50,949	$-	$247,511
Current period gross write-offs	$-	$-	$-	$-	$-	$56	$-	$56
SBA 504
Pass	$-	$9,568	$17,420	$6,699	$6,035	$15,156	$-	$54,878
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	976	-	976
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$9,568	$17,420	$6,699	$6,035	$16,132	$-	$55,854
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$-	$-	$-	$-	$-	$802	$-	$802
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,323	-	-	-	-	1,323
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,323	$-	$-	$802	$-	$2,125
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$29,735	$-	$-	$-	$-	$-	$-	$29,735
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$29,735	$-	$-	$-	$-	$-	$-	$29,735
Current period gross write-offs	$274	$83	$-	$-	$-	$-	$-	$357
Total
Pass	$42,826	$117,541	$122,242	$100,558	$40,976	$97,287	$1,974	$523,404
Pass-watch	-	234	-	1,839	351	624	-	3,048
Special mention	-	-	377	70	1,010	3,778	-	5,235
Substandard	313	-	2,142	409	225	2,975	-	6,064
Doubtful	-	-	604	-	87	-	-	691
Loss	-	-	-	-	-	-		-
Total	$43,139	$117,775	$125,365	$102,876	$42,649	$104,664	$1,974	$538,442
Current period gross write-offs	$274	$83	$-	$-	$-	$56	$-	$413

The following table summarizes the amortized cost basis of loans by year of origination, internal ratings, and gross write-offs by year of origination as of December 31, 2023:

	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial and industrial
Pass	$14,632	$23,938	$16,625	$7,769	$5,229	$9,289	$1,847	$79,329
Pass-watch	-	604	343	231	-	-	-	1,178
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	115	-	1,768	-	1,883
Doubtful	-	-	-	93	-	-	-	93
Total	$14,632	$24,542	$16,968	$8,208	$5,229	$11,057	$1,847	$82,483
Current period gross write-offs	$-	$214	$-	$-	$-	$-	$-	$214
Consumer installment
Pass	$275	$128	$188	$52	$94	$93	$70	$900
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$275	$128	$188	$52	$94	$93	$70	$900
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$470	$4,679	$1,944	$754	$-	$207	$-	$8,054
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	127	-	127
Doubtful	-	-	-	-	-	-	-	-
Total	$470	$4,679	$1,944	$754	$-	$334	$-	$8,181
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$13,330	$10,920	$18,970	$4,917	$8,937	$11,718	$-	$68,792
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$13,330	$10,920	$18,970	$4,917	$8,937	$11,718	$-	$68,792
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$21,358	$23,305	$-	$-	$-	$-	$-	$44,663
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$21,358	$23,305	$-	$-	$-	$-	$-	$44,663
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a
Pass	$40,937	$47,509	$49,245	$14,946	$12,782	$22,533	$-	$187,952
Pass-watch	749	3,209	9,343	7,137	5,267	5,704	-	31,409
Special mention	-	127	576	1,364	1,217	2,550	-	5,834
Substandard	-	466	-	129	356	800	-	1,751
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	56	-	56
Total	$41,686	$51,311	$59,164	$23,576	$19,622	$31,643	$-	$227,002
Current period gross write-offs	$-	$-	$-	$-	$58	$270	$-	$328
SBA 504
Pass	$4,186	$7,235	$6,755	$7,512	$6,610	$9,608	$-	$41,906
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,186	$7,235	$6,755	$7,512	$6,610	$9,608	$-	$41,906
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
USDA
Pass	$-	$1,320	$-	$-	$-	$804	$-	$2,124
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,320	$-	$-	$-	$804	$-	$2,124
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$25,044	$-	$-	$-	$-	$-	$-	$25,044
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$25,044	$-	$-	$-	$-	$-	$-	$25,044
Current period gross write-offs	$510	$128	$-	$-	$-	$-	$-	$638
Total
Pass	$120,232	$119,034	$93,727	$35,950	$33,652	$54,252	$1,917	$458,764
Pass-watch	749	3,813	9,686	7,368	5,267	5,704	-	32,587
Special mention	-	127	576	1,364	1,217	2,550	-	5,834
Substandard	-	466	-	244	356	2,695	-	3,761
Doubtful	-	-	-	93	-	-	-	93
Loss	-	--		-	-	56		56
Total	$120,981	$123,440	$103,989	$45,019	$40,492	$65,257	$1,917	$501,095
Current period gross write-offs	$510	$342	$-	$-	$58	$270	$-	$1,180

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2024 and 2023.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total

March 31, 2024
Beginning Balance	$2,495	$18	$71	$616	$143	$2,484	$19	$462	$6,308
Provision for credit losses	(264)	(3)	20	130	(1)	373	3	515	773
Charge-offs	-	-	-	-	-	(56)	-	(357)	(413)
Recoveries	-	-	-	-	-	13	-	49	62
Net charge-offs	-	-	-	-	-	(43)	-	(308)	(351)
Ending balance	$2,231	$15	$91	$746	$142	$2,814	$22	$669	$6,730

March 31, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adoption ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	-	-	-	-	-	-	-	43	43
Charge-offs	-	-	-	-	-	-	-	(109)	(109)
Recoveries	-	-	-	-	-	4	-	32	36
Net recoveries (charge-offs)	-	-	-	-	-	4	-	(77)	(73)
Ending balance	$2,344	$27	$47	$591	$112	$2,160	$18	$574	$5,873

Management continues to closely monitor for credit changes resulting from the uncertain forecasted economic conditions, the continued rising interest rate environment, and the persistent high inflation levels in the United States and our market areas, and potential recession in the United States and our market areas. Additional provisions for credit losses may be necessary in future periods.

Note 4. Leases

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2024 and 2034 with initial non-cancellable terms in excess of one year.

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of March 31, 2024 and December 31, 2023, right-of-use assets totaled $2.3 million and $2.6 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of March 31, 2024 and December 31, 2023 totaled $2.4 million and $2.7 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheet. As of March 31, 2024, the weighted average remaining lease term is sixty-three (63) months, and the weighted average discount rate is 4.03%. Lease payments under operating leases that were applied to our operating lease liability totaled $149,000 during the three months ended March 31, 2024 compared to $71,000 during the three months ended March 31, 2023.

As of March 31, 2024, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2024	$536
2025	769
2026	509
2027	228
2028	178
2029 and thereafter	524
Total minimum rental payments	2,744
Less: Interest	(307)
Present value of lease liabilities	$2,437

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2024 through 2031 were as follows:

(In thousands)
2024	$266
2025	372
2026	303
2027	236
2028	122
thereafter	148
Total minimum rental payments	$1,447

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Goodwill	$21,440	$21,440
Core deposit intangible, net	306	359

Core deposit intangible is amortized on a straight-line basis over the initial estimated lives of the deposits, which range from five (5) to twelve (12) years. The core deposit intangible amortization totaled $53,000 and $52,000 for the three months ended March 31, 2024 and 2023, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of March 31, 2024 and December 31, 2023 were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,402)	(1,349)
Net carrying amount	$306	$359

The estimated amortization expense of the core deposit intangible remaining as of March 31, 2024 is as follows:

(In thousands)
2024	$157
2025	149
Total	$306

Note 6. Deposits

Deposits were as follows as of the dates indicated:

(In thousands, except percentages)	March 31, 2024		December 31, 2023
Non-interest bearing demand	$64,705	10%	$68,433	13%
Interest-bearing demand (NOW)	4,476	1	4,295	1
Money market accounts	142,586	23	139,596	25
Savings accounts	5,622	1	6,132	2
Time deposits	403,468	65	308,435	59
Total	$620,857	100%	$526,891	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of March 31, 2024 and December 31, 2023 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $54.9 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2024 and December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $41.3 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of March 31, 2024 and December 31, 2023.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $21.2 million to provide additional liquidity to meet the needs of depositors as of March 31, 2024. The Company borrowed $21.0 million related to the BTFP as of each of March 31, 2024 and December 31, 2023, with an interest rate of 4.85% and maturing on December 26, 2024.

As of March 31, 2024 and December 31, 2023, T Bancshares had outstanding subordinated notes for $8.0 million issued in 2017 (the “2017 Notes”) bearing an interest rate of three-month CME Term SOFR plus a spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of March 31, 2024 and December 31, 2023, the interest rate on the 2017 Notes was 10.68% and 10.78%, respectively. T Bancshares also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of March 31, 2024 and December 31, 2023, the interest rate on the 2018 Note was 9.91% and 10.00%, respectively. Each of the 2017 Notes and the 2018 Note are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the plan participant’s compensation, and 50% of the plan participant’s contribution on the next 5% of the plan participant’s compensation. An eligible plan participant may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to plan participants in the proportion of employee contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three months ended March 31, 2024 and 2023.

The amount of employer contributions charged to expense under the two plans was $232,000 and $208,000 for the three months ended March 31, 2024 and 2023, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to the plans as of March 31, 2024 and December 31, 2023.

Note 9. Income Taxes

Income tax expense was approximately $848,000 and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective income tax rate was 21.7% and 21.4% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates is affected by the income tax effects of nondeductible expenses related to stock options among other things.

Net deferred tax assets totaled $992,000 and $889,000 at March 31, 2024 and December 31, 2023, respectively.

The Company files U.S. federal and state income tax returns.

Note 10. Stock Compensation Plans

The Company’s board of directors and common stock shareholders adopted the Tectonic Financial, Inc. 2017 Equity Incentive Plan (the “Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan was amended and restated by the Company’s board of directors and common stock shareholders effective March 27, 2019 in connection with the Company’s initial public offering. The Plan is administered by the Compensation Committee of the Company’s board of directors and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each stock option is no longer than 10 years from the date of the grant.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 per share and an intrinsic value of $6.92 per share were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under this note receivable. The shares were subject to a right of repurchase by the Company under certain circumstances, which right expired on December 31, 2023.

There were no stock options exercised, granted, vested, or forfeited during each of the three months ended March 31, 2024 and 2023.

The number of options outstanding as of each March 31, 2024 and December 31, 2023 was 167,500, and the weighted average exercise price at each of March 31, 2024 and December 31, 2023 was $5.51. The weighted average contractual life as of March 31, 2024 and December 31, 2023 was 3.12 years and 3.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of March 31, 2024 and December 31, 2023 was $1.98.

As of March 31, 2024, all 167,500 stock options outstanding were vested, and there was no unrecognized compensation cost. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded no salaries and employee benefits expense on our consolidated statements of income in connection with the Plan for the three months ended March 31, 2024, and recorded expense of $20,000 for the three months ended March 31, 2023, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of March 31, 2024, 78,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the outstanding restricted stock awards were vested as of March 31, 2024 and December 31, 2023. The weighted average contractual life as of March 31, 2024 and December 31, 2023 was 0.93 years and 1.18 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $21,000 and $20,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $77,000 of unrecognized compensation cost related to the restricted stock awards.

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

The following table summarizes loan commitments as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Undisbursed loan commitments	$59,320	$45,743
Standby letters of credit	162	162
Total	$59,482	$45,905

Allowance For Credit Losses – Off-Balance-Sheet Credit Exposures. The allowance for credit losses for off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 4 – Loans and Allowance for Credit Losses, as if such commitments were funded.

The following table details activity in the allowance for credit losses for off-balance-sheet commitments for the periods indicated.

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning balance	$192	$-
Impact of adopting ASC 326	-	238
Provision for off-balance sheet credit exposure	144	35
Ending balance	$336	$273

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of March 31, 2024 and December 31, 2023.

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

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $46,000 and $25,000 during the three months ended March 31, 2024 and 2023, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $498,000 and $95,000 in fees payable related to these services at each of March 31, 2024 and December 31, 2023, which is included in other liabilities on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $217,000 and $215,000 payable to Cain Watters related to this agreement at March 31, 2024 and December 31, 2023, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of March 31, 2024 and December 31, 2023 certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $7.2 million and $7.7 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of March 31, 2024 and December 31, 2023.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of March 31, 2024 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well-capitalized” under the FDIC’s prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of March 31, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company and the Bank are as follows as of the dates indicated:

	Actual		Minimum Capital Required–- Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$94,506	20.18%	$49,182	10.50%	$46,840	10.00%
T Bank, N.A.	95,777	20.68	48,628	10.50	46,313	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	88,636	18.92	39,814	8.50	37,472	8.00
T Bank, N.A.	89,972	19.43	39,366	8.50	37,050	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	71,386	15.24	32,788	7.00	30,446	6.50
T Bank, N.A.	89,972	19.43	32,419	7.00	30,103	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	88,636	12.39	28,625	4.00	35,782	5.00
T Bank, N.A.	89,972	12.72	28,295	4.00	35,369	5.00

As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$92,385	20.90%	$46,415	10.50%	$44,205	10.00%
T Bank, N.A.	92,957	21.29	45,835	10.50	43,652	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	86,847	19.65	37,574	8.50	35,364	8.00
T Bank, N.A.	87,488	20.04	37,105	8.50	34,922	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	69,597	15.74	30,944	7.00	28,733	6.50
T Bank, N.A.	87,488	20.04	30,557	7.00	28,374	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	86,847	13.97	24,861	4.00	31,076	5.00
T Bank, N.A.	87,488	14.26	24,534	4.00	30,667	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of March 31, 2024, approximately $27.2 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well-capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three months ended March 31, 2024 and 2023:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2024
Income Statement
Total interest income	$14,298	$-	$-	$14,298
Total interest expense	6,873	-	323	7,196
Provision for credit losses	917	-	-	917
Net interest income (loss) after provision for credit losses	6,508	-	(323)	6,185
Non-interest income	364	10,134	-	10,498
Depreciation and amortization expense	102	9	2	113
All other non-interest expense	4,966	6,494	1,201	12,661
Income (loss) before income tax	$1,804	$3,631	$(1,526)	$3,909

Goodwill and other intangibles	$19,396	$2,350	$-	$21,746
Total assets	$763,933	$13,001	$663	$777,597

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended March 31, 2023
Income Statement
Total interest income	$10,913	$-	$-	$10,913
Total interest expense	3,605	-	265	3,870
Provision for credit losses	78	-	-	78
Net interest income (loss) after provision for credit losses	7,230	-	(265)	6,965
Non-interest income	884	9,817	-	10,701
Depreciation and amortization expense	96	16	-	112
All other non-interest expense	4,002	6,906	648	11,556
Income (loss) before income tax	$4,016	$2,895	$(913)	$5,998

Goodwill and other intangibles	$19,607	$2,350	$-	$21,957
Total assets	$617,228	$13,416	$851	$631,495

Note 15. Fair Value of Financials Instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs–- Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●

Level 2 Inputs–- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●

Level 3 Inputs–- Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as of the dates indicated:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2024
Securities available for sale:
U.S. Treasuries	$-	$3,918	$-	$3,918
U.S. government agencies	-	13,529	-	13,529
Mortgage-backed securities	-	6,902	-	6,902
As of December 31, 2023
Securities available for sale:
U.S. Treasuries	$-	$3,894	$-	$3,894
U.S. government agencies	-	13,627	-	13,627
Mortgage-backed securities	-	5,456	-	5,456

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three months ended March 31, 2024 and 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Collateral dependent loan. The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, there was no allowance for credit losses for collateral-dependent loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of March 31, 2024 and December 31, 2023, there were no foreclosed assets. There were no foreclosed assets re-measured during each of the three months ended March 31, 2024 and 2023.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three months ended March 31, 2024, there was no sale of loans. During the three months ended March 31, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. For the three months ended March 31, 2024, the Company reversed $38,000 of valuation allowance for the servicing assets. There was no allowance provision for servicing assets for the three months ended March 31, 2023.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows as of the dates indicated:

	March 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$126,540	$126,540
Level 2 inputs:
Securities available for sale	24,349	24,349
Securities, restricted	4,203	4,203
Loans held for sale	22,794	24,942
Accrued interest receivable	5,019	5,019
Level 3 inputs:
Securities held to maturity	24,219	24,245
Securities not readily marketable	-	-
Loans, net	531,712	522,384
Servicing asset	304	304
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	64,705	64,705
Level 2 inputs:
Interest bearing deposits	556,152	557,562
Borrowed funds	21,000	21,000
Subordinated notes	12,000	12,000
Accrued interest payable	1,437	1,437

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$58,767	$58,767
Level 2 inputs:
Securities available for sale	22,977	22,977
Securities, restricted	4,176	4,176
Loans held for sale	26,573	28,671
Accrued interest receivable	4,829	4,829
Level 3 inputs:
Securities held to maturity	24,194	23,849
Securities not readily marketable	-	-
Loans, net	494,787	484,848
Servicing asset	321	321
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	68,433	68,433
Level 2 inputs:
Interest bearing deposits	458,458	459,549
Borrowed funds	21,000	21,000
Subordinated notes	12,000	12,000
Accrued interest payable	913	913

Note 16. Recent Accounting Pronouncements

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on our financial statements.

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our current views, expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2023 Form 10-K, including, but not limited to, the following:

●	potential recession in the United States and our market areas;
●

the impacts related to or resulting from bank failures and any continuation of uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by governmental agencies in response thereto;

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
●

risks associated with the persistent inflationary pressures, or the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

●	the adequacy of the allowance for credit losses;
●	the impact of changes in market interest rates, whether due to continued elevated interest rates or potential reduction in interest rates and a resulting decline in net interest income;
●	fluctuation in the value of our investment securities;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	increases in unemployment rates in the United States and our market areas;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	our ability to raise additional capital, particularly during times of stress;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
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
●

our ability to protect against and manage cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber attacks;

●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	severe weather, natural disasters and epidemics and pandemics;
●	the effects of acts of war or terrorism, or the threat thereof, geopolitical instability or other external events;
●	environmental liabilities;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	uncertainty regarding United States fiscal debt and budget matters;
●	political instability and changes in tariffs and trade barriers;
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
●

changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of ongoing quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

Due to these and other possible uncertainties and risks, the Company can give no assurance that the results contemplated in the forward-looking statements will be realized and readers are cautioned not to place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

The following discussion and analysis presents our consolidated financial condition as of March 31, 2024 and December 31, 2023, and our consolidated results of operations for the three months ended March 31, 2024 and 2023. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2023 Form 10-K.

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

As discussed in Note 1 – Organization and Significant Accounting Policies in the accompanying notes to consolidated financial statements, the Company adopted ASU 2016-13, Financial Instruments–- Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, effective on January 1, 2023, pursuant to the delayed adoption allowable for smaller reporting companies, and replaces allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies discussed in the 2023 Form 10-K. Upon adoption of the current expected credit loss (“CECL”) methodology, the Company recorded an increase of $1.4 million to the allowance for credit losses for loans and $237,505 to the allowance for credit losses for unfunded commitments. In addition, the Company recognized a cumulative effect reduction to retained earnings totaling $1.3 million, net of a recorded deferred tax asset of $341,662. See the discussion in Note 1–- Organization and Significant Accounting Policies and Note 3–- Loans and Allowance for Credit Losses in the accompanying notes to consolidated financial statements for more details on the impact of the Company’s adoption of the CECL methodology, including related accounting policies.

Performance Summary

Net income available to common shareholders decreased $1.6 million, or 37.2%, to $2.7 million for the three months ended March 31, 2024, compared to $4.3 million for the three months ended March 31, 2023. Earnings per diluted common share were $0.37 and $0.59 for the three months ended March 31, 2024 and 2023, respectively. The decrease in net income available to common shareholders for the three months ended March 31, 2024 was primarily the result of a $1.1 million increase in non-interest expense, an $839,000 increase in the provision for credit losses and a $203,000 decrease in non-interest income, partly offset by a $59,000 increase in net interest income and a $436,000 decrease in income tax expense. Details of the changes in the various components of net income are discussed below. For the three months ended March 31, 2024, annual return on average assets was 1.67%, compared to 2.87% for the same period in the prior year, and annual return on average equity was 11.50%, compared to 19.70% for the same period in the prior year.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity as of and for the periods indicated:

(Dollars in thousands)	As of and for the Three Months Ended March 31, 2024	As of and for the Three Months Ended March 31, 2023
Income available to common shareholders (a)	$2,673	$4,326

Average shareholders’ equity	$107,013	$97,055
Less: average goodwill	21,440	21,440
Less: average core deposit intangible	341	551
Less: average preferred stock	17,250	17,250
Average tangible common equity (b)	$67,982	$57,814
Annual return on average tangible common equity (a)/(b)	15.81%	30.35%

Total assets increased $100.3 million, or 14.8%, to $777.6 million as of March 31, 2024, from $677.3 million as of December 31, 2023. This increase was primarily due to increases of $67.8 million in cash and cash equivalents and $36.9 million in loans held for investment, partly offset by decreases of $3.8 million in loans held for sale. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $1.6 million, or 1.5%, to $108.5 million as of March 31, 2024, from $106.9 million as of December 31, 2023. See the analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included below.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

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

	Three Months Ended
	March 31, 2024 vs March 31, 2023
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$193	$65	$258
Securities	83	21	104
Loans, net of unearned discount (1)	1,597	1,426	3,023
Total earning assets	1,873	1,512	3,385

Savings and interest-bearing demand	3	(3)	-
Money market deposit accounts	512	370	882
Time deposits	1,204	1,010	2,214
FHLB and other borrowings	(9)	181	172
Subordinated notes	56	2	58
Total interest-bearing liabilities	1,766	1,560	3,326

Changes in net interest income	$107	$(48)	$59

(1)	Average loans include non-accrual.

Net interest income increased $59,000, or 0.8%, from $7.0 million for the three months ended March 31, 2023 to $7.1 million for the three months ended March 31, 2024. The increase in net interest income was primarily due to increases in the average volume of and average yield on loans, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and securities. The impact of these items was partly offset by increases in the average interest volume of and cost of interest-bearing liabilities. Net interest margin for the three months ended March 31, 2024 and 2023 was 4.13% and 4.58%, respectively, a decrease of 45 basis points.

The average volume of interest-earning assets increased $67.4 million, or 10.8%, from $624.0 million for the three months ended March 31, 2023, to $691.4 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2024 included a $61.5 million, or 12.8%, increase in the average volume of loans, a $4.1 million, or 4.2%, increase in the average volume of interest-bearing deposits and federal funds sold and a $1.8 million, or 3.5%, increase in securities.

The average yield on interest-earning assets increased 123 basis points from 7.09% for the three months ended March 31, 2023 to 8.32% for the three months ended March 31, 2024 due to the increasing market interest rate environment over the respective periods. The average yield for loans increased 129 basis points from 7.95% for the three months ended March 31, 2023 to 9.24% for the three months ended March 31, 2024. The average yield on interest-bearing deposits and fed funds sold increased 83 basis points from 4.67% for the three months ended March 31, 2023, to 5.50% for the three months ended March 31, 2024, and the average yield on securities increased 65 basis points from 3.46% for the three months ended March 31, 2023 to 4.11% for the three months ended March 31, 2024.

The average volume of interest-bearing liabilities increased $116.2 million, or 26.7%, from $434.6 million for the three months ended March 31, 2023, to $550.8 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2024 included a $101.5 million, or 24.4%, increase in the average volume of interest-bearing deposits and a $14.8 million, or 200.3%, increase in the average volume of FHLB and other borrowings. The average rate paid on interest-bearing liabilities increased 164 basis points from 3.61% for the three months ended March 31, 2023 to 5.25% for the three months ended March 31, 2024. The average interest rate paid on interest-bearing deposits increased 171 basis points from 3.43% for the three months ended March 31, 2023, to 5.14% for the three months ended March 31, 2024. The average volume of non-interest-bearing deposits decreased $61.0 million, or 48.9%, from $124.9 million for the three months ended March 31, 2023 to $63.9 million for the three months ended March 31, 2024. The average cost of FHLB and other borrowings decreased 48 basis points from 5.39% for the three months ended March 31, 2023 to 4.91% for the three months ended March 31, 2024 and the average cost of the subordinated debt increased 187 basis points from 8.96% for the three months ended March 31, 2023 to 10.83% for the three months ended March 31, 2024 due to the applicable interest rates on the outstanding subordinated debt transitioning from fixed to floating.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$97,996	$1,339	5.50%	$93,886	$1,081	4.67%
Securities	52,442	536	4.11	50,687	432	3.46
Loans, net of unearned discount (1)	540,998	12,423	9.24	479,498	9,400	7.95
Total earning assets	691,436	14,298	8.32	624,071	10,913	7.09
Cash and other assets	50,123			47,870
Allowance for credit losses	(6,299)			(4,964)
Total assets	$735,260			$666,977
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$9,872	12	0.47%	$12,664	12	0.37%
Money market deposit accounts	148,354	1,912	5.18	120,178	1,030	3.48
Time deposits	358,457	4,679	5.25	282,365	2,465	3.54
Total interest-bearing deposits	516,683	6,603	5.14	415,207	3,507	3.43
FHLB and other borrowings	22,126	270	4.91	7,369	98	5.39
Subordinated notes	12,000	323	10.83	12,000	265	8.96
Total interest-bearing liabilities	550,809	7,196	5.25	434,576	3,870	3.61
Non-interest-bearing deposits	63,886			124,927
Other liabilities	13,552			10,419
Total liabilities	628,247			569,922
Shareholders’ equity	107,013			97,055
Total liabilities and shareholders’ equity	$735,260			$666,977

Net interest income		$7,102			$7,043
Net interest spread			3.07%			3.48%
Net interest margin			4.13%			4.58%

(1)	Includes non-accrual loans.

Provision for Credit Losses

As discussed in Note 1–- Organization and Significant Accounting Policies in the accompanying notes to consolidated financial statements, the Company adopted the CECL accounting standard effective on January 1, 2023. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held-to-maturity debt securities, as well as off-balance sheet credit exposures. Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses for various types of financial instruments to bring the allowance for credit losses to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.

Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, forecasted economic conditions continue to remain uncertain due to the continued elevated interest rate environment and persistent inflationary pressures in the United States and our marker areas. Accordingly, future provisions to the allowance for credit losses may be necessary if economic conditions differ from the assumptions used in making the determination.

The following table presents the components of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Provision for credit losses related to:
Loans	$773	$43
Held to maturity securities	-	-
Off-balance sheet credit exposures	144	35
Total	$917	$78

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three months ended March 31, 2024 was driven by the loss rate and charge-offs. See “Allowance for Credit Losses,” below, for further analysis of our provision for credit losses related to loans.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates. The credit provision for the three months ended March 31, 2024 was due to decreased outstanding loan commitments to fund.

Non-Interest Income

The components of non-interest income were as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Trust income	$1,739	$1,513
Gain on sale of loans	-	581
Advisory income	3,938	3,451
Brokerage income	1,782	1,890
Service fees and other income	2,950	3,216
Rental income	89	50
Total	$10,498	$10,701

Total non-interest income for the three months ended March 31, 2024 decreased $203,000, or 1.9%, compared to the same period in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months ended March 31, 2024 increased $226,000, or 14.9%, compared to the same period in the prior year. The increase in trust income between the periods is due to an increase in the value of trust assets over the three months ended March 31, 2024 compared to the same period in the prior year. Volatility related to impacts of geo-political instability related to the wars in Ukraine and the Middle East, the potential for continued supply-chain disruptions, and regulatory action, including elevated market interest rates by the Federal Reserve aimed at tempering inflationary pressures in the United States, all of which are likely to impact the bond and equity markets, or other factors, could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Gain on sale of loans. The gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. For the three months ended March 31, 2024, gain on sale of loans decreased $581,000, or 100%, compared to the same period in the prior year, during which there was a gain on sale of loans resulting from the sale of $5.8 million of USDA loans. There were no loan sales, and therefore no gain on sale of loans, during the three months ended March 31, 2024.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. For the three months ended March 31, 2024, advisory income increased $487,000, or 14.1%, compared to the same period in the prior year. The increase in advisory income between the two periods is due to increases in advisory assets between the two periods from net inflows and market appreciation of our advisory assets. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. Volatility related to regulatory action, including the effects of the persistent inflationary pressures in the United States and of elevated market interest rates by the Federal Reserve aimed at tempering such inflationary pressures, as well as supply chain disruptions related to geo-political instability, including the ongoing wars in Ukraine and the Middle East, are likely to continue to put pressure on the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on asset volumes and interest rates. Brokerage income for the three months ended March 31, 2024 decreased $108,000, or 5.7%, compared to the same period in the prior year. The majority of the decrease was related primarily to a decrease of $278,000 in margin lending income, a decrease of $41,000 in insurance commissions, a decrease of $26,000 in other brokerage commissions, and a decrease in federates rebates of $11,000 during the three months ended March 31, 2024 over the same period in the prior year, offset by increases in fees from general over-the-counter trading of $212,000, in private placement commissions of $27,000, a decrease in losses from trading errors of $15,000, and other individually immaterial fluctuations netting to an increase of $6,000. Expectations of economic disruption related to geo-political factors and the potential for interest rates to remain elevated in the mid-term, among other factors, could lead to continued stagnant offering activity given price uncertainty in the face of volatile markets.

The table below reflects a rollforward of our client assets from December 31, 2022 through March 31, 2024, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2023 through March 31, 2024. Our brokerage and advisory assets experienced an increase of approximately $1.5 billion, or 25.8%, between March 31, 2023 and March 31, 2024, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2022	$5,199,471
Client inflows	619,906
Client outflows	(215,940)
Net flows	403,966
Market appreciation	243,679
As of March 31, 2023	$5,847,116
Client inflows	1,795,441
Client outflows	(1,330,343)
Net flows	465,098
Market appreciation	577,478
As of December 31, 2023	$6,889,692
Client inflows	473,804
Client outflows	(584,269)
Net flows	(110,465)
Market appreciation	578,423
As of March 31, 2024	$7,357,650

Service fees and other income. Service fees includes fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three months ended March 31, 2024 decreased $266,000, or 8.3%, compared to the same period in the prior year. The decrease was the result of decreases in other income from the recovery of unclaimed funds at Sanders Morris of $264,000 during the three months ended March 31, 2023, a decrease in pension administration fees of $14,000, a decrease in loan service fees of $28,000, and a decrease in consulting fees at Sanders Morris Harris of $13,000, offset by an increase in T Bank service fees of $48,000, primarily from the Bank’s Integra factoring division, and other immaterial fluctuations netting to an increase of $5,000.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three months ended March 31, 2024 increased $39,000, or 78.0%, compared to the same period in the prior year. The increase was related to concessions given to tenants during the three months ended March 31, 2023.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Salaries and employee benefits	$8,642	$7,863
Occupancy and equipment	533	470
Trust expenses	610	552
Brokerage and advisory direct costs	520	471
Professional fees	434	523
Data processing	282	208
Other	1,753	1,581
Total	$12,774	$11,668

Total non-interest expense for the three months ended March 31, 2024 increased $1.1 million, or 9.5%, compared to the same period in the prior year, due to increases in salaries and employee benefits, occupancy expense, trust expense, brokerage expense, data processing expense and other expenses, which were partially offset by decreases professional fees expense. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2024 increased $779,000, or 9.9%, compared to the same period in the prior year. The increase was primarily due to increases in salaries and related payroll expenses in our Banking segment of $782,000, due to increases in staff headcount and related signing bonuses, primarily in the Bank’s SBA division, as well as cost of living and merit increases. The increase in salaries and employee benefits in the HoldCo segment of $483,000 was partially offset by the decrease in Tectonic Advisors, within the Other Financial Services segment, of $427,000, which was due to the technology and accounting teams moving from Tectonic Advisors to HoldCo effective with the third quarter of 2023. The balance of the increase of approximately $56,000 is due to an increase in headcount and merit increases, and insurance benefit premiums. Within the Other Financial Services segment, salaries and employee benefits at the Bank’s trust department and Nolan division increased $85,000 and $138,000, respectively, due to an increase in headcount, staffing changes, and merit and cost of living increases, as well as increase in benefit premiums. These increases were offset by a decrease of $282,000 at Sanders Morris, due to a decrease in payroll taxes of $122,000, due to an over-accrual of payroll taxes at year-end, a decrease in commission and bonuses of $93,000, a decrease in other employee benefits of $41,000 and other net immaterial decreases of $26,000.

Occupancy and equipment expense. Occupancy and equipment expenses for the three months ended March 31, 2024 increased $63,000, or 13.4%, compared to the same period in the prior year. The increase was related to increases totaling $41,000 at the Holdco segment, primarily due to the technology team moving from the Other Financial Services segment to the Holdco segment effective with the third quarter of 2023. The increase in the Other Financial Services segment of $12,000 is due to an increase in rent and common area maintenance at Sanders Morris of $34,000, offset by a decrease in depreciation of $7,000, a decrease in parking expense of $2,000, and other immaterial decreases of $2,000.  This increase was offset by a decrease at the Bank’s Nolan division of $7,000 primarily from decreases in telephone and internet expense of $3,000 and in depreciation expense of $4,000, and at Tectonic Advisors of $5,000, from individually immaterial decreases. The increase in the Banking segment of $10,000 is due to an increase in depreciation of $5,000 and an increase is facility expenses of $6,000, offset by a decrease in telephone and internet expense of $2,000 for the three months ended March 31, 2024 over the same period in the prior year.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three months ended March 31, 2024 increased $58,000, or 10.5%, compared to the same period in the prior year due to an increase in the value of trust assets for the three months ended March 31, 2024 over the value during the same period in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three months ended March 31, 2024 increased $49,000, or 10.4%, compared to the same period in the prior year. The increase for the three months ended March 31, 2024 related primarily to increases in clearing fees and advisory clearing fees at Sanders Morris of $55,000, offset by a decrease in information services of $3,000 and other immaterial decreases of $3,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three months ended March 31, 2024 decreased $89,000, or 17.0%, compared to the same period in the prior year. The decreases were the result of increases of $64,000 and $29,000 in our Banking and HoldCo segments, respectively, offset by a decrease of $4,000 in our Other Financial Services segment. The decrease in the Banking segment was primarily due to a decrease in legal of $60,000, primarily for loan collections and various other matters, including our regulatory filings and a $6,000 decrease in audit and tax consulting fees, offset by an increase in professional fees of $2,000. The decrease in the Holdco segment was primarily due to a decrease in audit and tax consulting of $65,000, offset by an increase in professional fees of $36,000. The increase in our Other Financial Services segment was primarily due to an increase in professional fees of $9,000 and $6,000 at Tectonic and the Bank’s Nolan division, respectively, offset by a decrease in professional fees of $9,000 at Sanders Morris, as well as other immaterial fluctuations netting to a $2,000 increase compared to the same period in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expenses for the three months ended March 31, 2024 increased $74,000, or 35.6%, compared to the same period in the prior year. The increase was the result of a increase of $66,000 in our Banking segment and an increase of $8,000 in our Other Financial Services segment. The increase in our Banking segment resulted from a reduction of discounts provided by the Bank’s core system vendor related to the change in the core system during 2021. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s trust division of $8,000.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three months ended March 31, 2024 increased $172,000, or 10.9%, compared to the same period in the prior year. The increase included increases of $176,000 and $60,000 in our Banking and HoldCo segments, respectively, offset by a decrease in our Other Financial Services segment of $64,000. The increase of $176,000 in our in our Banking segment included an increase of $78,000 for advertising and marketing expense, an increase of $29,000 in software licenses, an increase of $26,000 in regulatory expenses, an increase of $17,000 in travel expenses, an increase of $16,000 in bank charges, and other immaterial increases of $9,000.  The increase of $60,000 in our Holdco segment was primarily the result of an increase of $26,000 in software licenses related to technology initiatives across the company, an increase of $14,000 in postage, related to SBA, an increase of $12,000 in travel expenses, as well as other immaterial fluctuations netting to a $7,000 increase compared to the same period in the prior year.  The decrease of $64,000 in the Other Financial Services segment was related to a decrease of $95,000 in advertising and marketing, due to changes in our fee sharing agreement with Cain Waters during 2023, a decrease of $35,000 in software, licenses, and computer services, a decrease of $26,000 in donations, a decrease of $14,000 in insurance premiums, offset by an increase in errors and commissions of $109,000, and a net decrease in immaterial accounts of $3,000.

Income Taxes

Income tax expense for the three months ended March 31, 2024 was approximately $848,000, for an effective income tax rate of 21.7%, compared to $1.3 million, for an effective income tax rate of 21.4% for the same period in the prior year. The effective tax rates is affected by the income tax effects of nondeductible expenses related to stock options among other things.

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

The following table presents key metrics related to our segments as of the periods indicated:

	Three Months Ended March 31, 2024
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue (1)	$7,789	$10,134	$(323)	$17,600
Income (Loss) Before Taxes	$1,804	$3,631	$(1,526)	$3,909

	Three Months Ended March 31, 2023
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Revenue (1)	$8,192	$9,817	$(265)	$17,744
Income (Loss) Before Taxes	$4,016	$2,895	$(913)	$5,998

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three months ended March 31, 2024 decreased $2.2 million, or 55.1%, compared to the same period in the prior year. The decrease was primarily the result of a $970,000 increase in non-interest expense, a $839,000 increase in the provision for credit losses and a $520,000 decrease in non-interest income, partly offset by a $117,000 increase net interest income.

Net interest income increased $117,000, or 1.6%, for the three months ended March 31, 2024, compared to the same period in the prior year. The increase in net interest income was primarily due to increases in the average volume of and average yield on loans, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and securities. The impact of these items was partly offset by increases in the average interest volume of and cost of interest-bearing liabilities. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See “Net Interest Income,” above, for further analysis of net interest income.

The provision for credit losses increased $839,000 for the three months ended March 31, 2024, compared to the same period in the prior year. The increase was primarily a result of increased specific reserves and net loan charge-offs during the three months ended March 31, 2024. See “Provision for Credit Losses,” above, and “Allowance for Credit Losses,” below, for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three months ended March 31, 2024 decreased $520,000, or 58.8%, compared to the same period in the prior year primarily due to a $581,000 gain on sale of a USDA loan during the three months ended March 31, 2023, partly offset by a $22,000 increase in deposit and factoring fees and a $39,000 increase in rental income related to concessions given to tenants during the three months ended March 31, 2023. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2024 increased $970,000, or 23.7%, compared to the same period in the prior year. Salaries and employee benefits increased $782,000 primarily related to increases in annual merit and market increases, and increases in staff due to the expansion of our SBA lending and Integra factoring. Occupancy and equipment expense increased $10,000 due primarily to increase in facilities repairs and maintenance and lease expense. Professional fees decreased $64,000 primarily due to higher legal fees expensed for the three months ended March 31, 2023 related to loan collections and various other matters. Data processing expense increased $66,000 as a result of a reduction of discounts provided by the Bank’s core system vendor related to the change in the core system during 2021. Other expenses increased $176,000 which included increases of $81,000 for advertising and marketing costs, $29,000 for software development primarily in our lending and Integra divisions and $28,000 for FDIC insurance premiums related to increase in the base rate during the second quarter of 2023, among other things. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

Other Financial Services

Income before taxes for the three months ended March 31, 2024 increased $736,000, or 25.4%, compared to the same period in the prior year. The increase was the result of an increase in noninterest income of $317,000 and a decrease in noninterest expense of $419,000 compared to the three months ended March 31, 2023.

Non-interest income for the three months ended March 31, 2024 increased $317,000, or 3.2% compared to the same period in the prior year. The increase for the three months ended March 31, 2024 was primarily the result of increases in Trust income and Advisory income of $226,000 and $487,000, respectively. The increases in trust and advisory income are related to increases in assets under management compared to those for the three months ended March 31, 2024, which were the result of net inflows of assets under custody and management, and increases in asset values from market appreciation. These increases were offset by decreases in brokerage income and service fees and other income of $108,000 and $288,000, respectively, compared to the same period in the prior year. The decrease in brokerage income was the result of a decrease of $275,000 in margin lending, a decrease of $41,000 in insurance commissions, and a decrease in federated rebates of $11,000, and other individually immaterial decreases of $8,000. These decreases were partially offset by increases in brokerage commissions from general over-the counter trading of $185,000, an increase in private placements of $27,000, a decrease in the cost of trading errors of $15,000. The decrease in service fees and other income is due to a decrease in third party administration fees from the Bank’s Nolan division of $14,000, and a decrease in consulting fees, primarily a Sanders Morris, of $13,000, and a recovery of unclaimed funds at Sanders Morris of $264,000 during the three months ended March 31, 2023, offset by an increase in other income of $3,000. See ”Non-Interest Income,” above, for further analysis of non-interest income.

Non-interest expense for the three months ended March 31, 2024 decreased $419,000, or 6.1%, compared to the same period in the prior year. The decrease was primarily related to decreases in salaries and employee benefits of $486,000 and in other expenses of $64,000. These decreases were offset by increases in trust expense of $58,000, in Brokerage and advisory direct costs of $49,000, and in occupancy and equipment expense of $12,000, as well as less material increases in professional fees and data processing expense, totaling $11,000. The decrease in salaries and employee benefits was related to a decrease of $427,000 at Tectonic Advisors primarily from the transition of accounting and technology personnel to Tectonic Financial within the HoldCo segment, and a decrease of $283,000 at Sanders Morris due to a decrease in salaries and incentive bonuses and stock compensation expense of $310,000 and a decrease in benefits expenses of $41,000, offset by an increase in bonus earnouts of $68,000. These decreases in salaries and benefits were offset by increases of $85,000 at the Bank’s trust department and of $138,000 at the Bank’s Nolan division. These increases related to an increase in headcount, staffing changes, and merit and cost of living increases, as well as increases in benefit premiums. The decrease in other expenses related to a decrease in marketing expense of $95,000, due to changes in our fee sharing agreement with Cain Watters during 2023, and decreases in software licenses of $20,000, and in computer services of $15,000, which were primarily the result of a shifting of these costs to the HoldCo division. Donations expense decreased by $26,000, related to timing differences, insurance expense decreased $14,000, related to decreases in premiums for certain of our business coverages, and there were $26,000 of other individually immaterial decreases. These decreases were offset by an increase in costs related to errors and omissions of $109,000 from a non-recurring trading error at Tectonic Advisors, as well as an increase in employee recruitment costs of $22,000 across Tectonic Advisors, Sanders Morris, and the Bank’s Nolan division. The increase in trust expense related to increases in assets under management, and the increase in brokerage and advisory direct costs was driven by an increase in clearing fees at Sanders Morris of $55,000, which was offset by individually immaterial decreases totaling $6,000. The decrease in occupancy and equipment expense of $12,000 was driven by an increase in rent expense at Sanders Morris. See ”Non-Interest Expense,” above, for further analysis of non-interest expense.

HoldCo

The loss before taxes for the three months ended March 31, 2024 increased $613,000, or 67.1%, compared to the same period in the prior year. Interest expense increased by $58,000, solely due to increases in interest rates on our subordinated debt. Non-interest expense increased $555,000 for the three months ended March 31, 2024, primarily due to increases in salaries and employee benefits of $483,000 related to the transition of accounting and technology personnel to Tectonic Financial, which is within the Company’s HoldCo segment, from Tectonic Advisors, whose activity is within the Company’s Other Financial Services segment, to better reflect the function of those personnel given they serve departments across the Company, as well as an increase in headcount. In addition, occupancy and equipment expense increased $41,000, and other expenses increased by $60,000, respectively. The increases in occupancy and equipment expense were related primarily to increases in rent and common area maintenance costs and parking expense at Tectonic Financial’s Houston office, as well as repairs and maintenance costs related to renovation of the technology team’s workspace. The decrease in the Holdco segment was primarily due to a decrease in audit and tax consulting of $65,000, related primarily to higher audit fees during the three months ended March 31, 2023 compared to the three months ended March 31, 2024, partially offset by an increase in professional fees of $36,000, primarily due to a reversal of a 2022 accrual for $20,000 that reduced professional fees for the three months ended March 31, 2023. See “Non-Interest Income,” above, and “Non-Interest Expense,” above, for further analyses of non-interest income and non-interest expense, respectively.

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

As of March 31, 2024, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Securities, restricted consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of March 31, 2024 and December 31, 2023, and FHLB stock, having an amortized cost and fair value of $2.0 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,928	$3,918	$3,906	$3,894
U.S. government agencies	15,630	13,529	15,644	13,627
Mortgage-backed securities	7,272	6,902	5,731	5,456
Total securities available for sale	$26,830	$24,349	$25,281	$22,977

Securities held to maturity:
Property assessed clean energy	$1,324	$1,347	$1,326	$1,254
Public improvement district/TIRZ	22,895	22,898	22,868	22,595
Total securities held to maturity	$24,219	$24,245	$24,194	$23,849

Securities, restricted:
Other	$4,203	$4,203	$4,176	$4,176

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses for available-for-sale securities was recognized as of March 31, 2024.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of March 31, 2024. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasuries	$3,928	4.20%	$-	-%	$-	-%	$-	-%	$3,928	4.20%
U.S. government agencies	-	-%	11,997	3.62%	590	1.68%	3,043	0.94%	15,630	0.94%
Mortgage-backed securities	10	3.32%	2,488	2.67%	1,170	4.90%	3,604	3.65%	7,272	3.79%
Total	$3,938	4.20%	$14,485	1.42%	$1,760	2.32%	$6,647	2.62%	$26,830	2.19%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$366	6.87%	$958	7.24%	$1,324	7.14%
Public improvement district/TIRZ	-	-%	1,447	4.12%	-	-%	21,448	6.27%	22,895	6.13%
Total	$-	-%	$1,447	4.12%	$366	6.87%	$22,406	6.32%	$24,219	6.19%

Loan Portfolio Composition

Total loans excluding allowance for credit losses, increased $37.3 million to $538.4 million at March 31, 2024, compared to $501.1 million at December 31, 2023. The increase includes $34.4 million for SBA loans, $4.7 million increase in factored receivables, partly offset by a $1.5 million decrease in real estate loans and $270,000 decrease in consumer loans. SBA loans comprise the largest group of loans in our portfolio totaling $303.4 million, or 56.3%, of the total loans at March 31, 2024, compared to $268.9 million, or 53.7% of the total loans at December 31, 2023. Real estate loans totaled $120.1 million, or 22.3%, of the total loans at March 31, 2024, compared to $121.7 million, or 24.3% of the total loans at December 31, 2023.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

(In thousands, except percentages)	March 31, 2024		December 31, 2023
Commercial and industrial	$82,491	15.3%	$82,483	16.5%
Consumer installment	630	0.1	900	0.2
Real estate – residential	9,260	1.7	8,181	1.6
Real estate – commercial	73,683	13.7	68,792	13.7
Real estate – construction and land	37,153	7.0	44,663	8.9
SBA 7(a) guaranteed	179,007	33.2	162,144	32.4
SBA 7(a) unguaranteed	68,504	12.7	64,858	12.9
SBA 504	55,854	10.4	41,906	8.4
USDA	2,125	0.4	2,124	0.4
Factored Receivables	29,735	5.5	25,044	5.0
Total Loans	$538,442	100.0%	$501,095	100.0%

	Maturity Distribution of Loan Portfolio at March 31, 2024
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$5,722	$13,159	$63,610	$-	$82,491
Consumer installment	155	475	-	-	630
Real estate – residential	200	7,851	-	1,209	9,260
Real estate – commercial	32,966	34,986	5,731	-	73,683
Real estate – construction and land	35,952	1,201	-	-	37,153
SBA 7(a) guaranteed	160,820	15,999	1,309	879	179,007
SBA 7(a) unguaranteed	60,442	7,208	320	534	68,504
SBA 504	29,621	23,747	2,486	-	55,854
USDA	2,125	-	-	-	2,125
Factored Receivables	29,735	-	-	-	29,735
Total	$357,738	$104,626	$73,456	$2,622	$538,442

	Loans Due After One Year at March 31, 2024
(In thousands)	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$74,405	$2,364	$76,769
Consumer installment	475	-	475
Real estate – residential	7,600	1,460	9,060
Real estate – commercial	7,320	33,397	40,717
Real estate – construction and land	993	208	1,201
SBA 7(a) guaranteed	3,997	14,190	18,187
SBA 7(a) unguaranteed	1,578	6,484	8,062
SBA 504	-	26,233	26,233
USDA	-	-	-
Factored Receivables	-	-	-
Total	$96,368	$84,336	$180,704

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	March 31, 2024		December 31, 2023
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$691	0.13%	$93	0.02%
Real estate–- residential	125	0.02	128	0.02
SBA guaranteed	3,238	0.60	1,951	0.39
SBA unguaranteed	910	0.17	251	0.05
Total non-accrual loans	4,964	0.92	2,423	0.48
Real estate – residential past due 90 days	-	-	-	-
Factored receivables past due 90 days	139	0.03	147	0.03
Foreclosed assets	-	-	-	-
Total non-performing assets	$5,103	0.95%	$2,570	0.51%

Allowance for Credit Losses

As discussed in Note 1 – Organization and Significant Accounting Policies in the accompanying notes to consolidated financial statements, our policies and procedures related to accounting for credit losses changed on January 1, 2023 in connection with the adoption of the CECL methodology as codified in ASC 326. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with ASC 326, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. When management deems all or a portion of a loan to be uncollectible, the appropriate amount is charged-off against the allowance. Subsequent recoveries, if any, are credited to the allowance. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance account represents management’s best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Organization and Significant Accounting Policies and Note 3–- Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics. See the discussion of “Q-Factors,” below.

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

The following table sets forth the allocation of the allowance for credit losses as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the dates indicated:

(In thousands, except percentages)	March 31, 2024		December 31, 2023
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$2,231	15.3%	$2,495	16.5%
Consumer installment	15	0.1	18	0.2
Real estate – residential	91	1.7	71	1.6
Real estate – commercial	746	13.7	616	13.7
Real estate – construction and land	142	7.0	143	8.9
SBA	2,814	56.3	2,484	53.7
USDA	22	0.4	19	0.4
Factored Receivables	669	5.5	462	5.0
Total allowance for credit losses	$6,730	100.0%	$6,308	100.0%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	As of and for the Three Months Ended
	March 31,
(In thousands, except percentages)	2024	2023
Average total loans outstanding	$540,998	$479,498
Gross loans held for investment outstanding at end of period	$538,442	$455,186
Allowance for credit losses at beginning of period	$6,308	$4,513
Impact of adopting ASC 326	-	1,390
Provision for credit losses	773	43
Charge offs:
SBA 7(a)	56	-
Factored receivables	357	109
Total charge-offs	413	109
Recoveries:
SBA 7(a)	13	4
Factored receivables	49	32
Total recoveries	62	36
Net charge-offs	(351)	(73)
Allowance for credit losses at end of period	$6,730	$5,873
Ratio of allowance for loans to end of period loans	1.25%	1.29%
Ratio of net charge-offs to average loans	0.07%	0.02%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of March 31, 2024, deposits includes a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $94.0 million, or 17.8%, to $620.9 million as of March 31, 2024, as compared to $526.9 million as of December 31, 2023. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the three months ended March 31,
	2024			2023
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$63,886	11.0%	0.00%	$124,927	23.1%	0.00%
Savings and interest-bearing demand	9,872	1.7	0.47	12,664	2.3	0.37
Money market accounts	148,354	25.6	5.18	120,178	22.3	3.48
Time deposits	358,457	61.7	5.25	282,365	52.3	3.54
Total deposits	$580,569	100.00%	4.57%	$540,134	100.00%	2.63%

The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250,000 as of March 31, 2024:

(In thousands)	Over $250,000
Maturing
Three months or less	$18,446
Over three months to six months	15,722
Over six months to 12 months	50,771
Over 12 months	13,330
Total	$98,269

Estimated amount of uninsured deposits totaled approximately $59.5 million, or 9.6% of total deposits as of March 31, 2024.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Borrowings:
FHLB borrowings	$-	$-
FRB borrowings	21,000	-
Subordinated notes	12,000	12,000
Total	$33,000	$12,000

The Company has a credit line with the FHLB with borrowing capacity of $54.9 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2024 and December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $41.3 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of March 31, 2024 and December 31, 2023.

As part of the BTFP, the FRB offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $21.2 million to provide additional liquidity to meet the needs of depositors as of March 31, 2024. The Company had $21.0 million borrowings related to the BTFP as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month CME Term SOFR plus a spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of three-month CME Term SOFR plus a spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $1.6 million, or 1.5%, to $108.5 million as of March 31, 2024, from $106.9 million as of December 31, 2023. The increase included net income of $3.1 million and $21,000 related to stock compensation expenses. The increases were partly offset by a $140,000 net after-tax increase in accumulated other comprehensive loss, the repurchase of common stock in the amount of $249,000 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $388,000 and $710,000, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	March 31, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$88,636	12.39%	$86,847	13.97%
Common Equity Tier 1 (to Risk Weighted Assets)	71,386	15.24	69,597	15.74
Tier 1 Capital (to Risk Weighted Assets)	88,636	18.92	86,847	19.65
Total Capital (to Risk Weighted Assets)	94,506	20.18	92,385	20.90

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$89,972	12.72%	$87,488	14.26%
Common Equity Tier 1 (to Risk Weighted Assets)	89,972	19.43	87,488	20.04
Tier 1 Capital (to Risk Weighted Assets)	89,972	19.43	87,488	20.04
Total Capital (to Risk Weighted Assets)	95,777	20.68	92,957	21.29

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of March 31, 2024, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of March 31, 2024 the Company had approximately $118.8 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of March 31, 2024, the Company’s borrowing capacity with the FHLB was $54.9 million based upon loan collateral pledged to the FHLB, of which none was utilized as of March 31, 2024.

The borrowing capacity on the discount line of credit with the FRB was $41.3 million, of which none was utilized as of March 31, 2024. During March 2023, the Federal Reserve created the BTFP, which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of March 31, 2024, securities with a par value of $21.2 million were pledged to the Federal Reserve under this program, of which $21.0 million was borrowed against. In addition, the Company has approximately $177.1 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of March 31, 2024, we had commitments to extend credit and standby letters of credit of approximately $59.3 million and $162,000, respectively.

Allowance For Credit Losses–- Off-Balance-Sheet Credit Exposures. The allowance for credit losses for off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding commitments to extend credit and letters of credit detailed above. The allowance for credit losses for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. Upon adoption of ASC 326 on January 1, 2023, the impact of adoption was $238,000 to the allowance for credit losses for off-balance-sheet credit exposure. The allowance for credit losses on off-balance-sheet credit exposures totaled $337,000 and $192,000 at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, we recognized a credit loss expense related to off-balance-sheet credit exposures totaling $144,000 and $35,000, respectively. Further information regarding our policies and methodology used to estimate the allowance for credit losses for off-balance-sheet credit exposures is presented in Note 11 – Commitments and Contingencies in the accompanying notes to consolidated financial statements.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of March 31, 2024:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	10.85
+100	5.47
-100	(6.15)
-200	(11.32)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) were effective at the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed under Item 1A., “Risk Factors,” of the Company’s 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

TECTONIC FINANCIAL, INC.

Date: May 15, 2024	By:	/s/ A. Haag Sherman
A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage
Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer