Form 10-Q
period 2024-06-30
Tectonic Financial, Inc.
filed 2024-08-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of August 13, 2024 was 7,070,330 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$5,802	$5,016
Interest-bearing deposits	61,496	52,481
Federal funds sold	962	1,270
Total cash and cash equivalents	68,260	58,767
Securities available for sale	23,446	22,977
Securities held to maturity	23,054	24,194
Securities, restricted at cost	4,229	4,176
Loans held for sale	47,917	26,573
Loans, net of allowance for credit losses of $8,276 and $6,308, respectively	567,367	494,787
Bank premises and equipment, net	4,836	4,758
Core deposit intangible, net	254	359
Goodwill	21,440	21,440
Deferred tax asset	1,179	889
Other assets	15,125	18,426
Total assets	$777,107	$677,346

LIABILITIES
Demand deposits:
Non-interest-bearing	$63,671	$68,433
Interest-bearing	154,839	150,023
Time deposits	400,573	308,435
Total deposits	619,083	526,891
Borrowed funds	20,000	21,000
Subordinated notes	12,000	12,000
Other liabilities	15,607	10,598
Total liabilities	666,690	570,489
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 9.00% fixed to floating rate Series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, issued and outstanding at each of June 30, 2024 and December 31, 2023)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,186,453 shares issued and 7,076,180 shares outstanding at June 30, 2024 and 7,186,453 shares issued and 7,102,680 shares outstanding at December 31, 2023	72	72
Additional paid-in capital	51,288	51,246
Treasury stock, at cost; 110,273 shares and 83,773 shares as of June 30, 2024, and December 31, 2023	(2,073)	(1,575)
Retained earnings	62,929	58,917
Accumulated other comprehensive loss	(1,816)	(1,820)
Total shareholders’ equity	110,417	106,857
Total liabilities and shareholders’ equity	$777,107	$677,346

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and share amounts)	2024	2023	2024	2023
Interest Income
Loan, including fees	$13,553	$10,037	$25,976	$19,438
Securities	588	582	1,124	1,014
Federal funds sold	13	10	26	19
Interest-bearing deposits	1,473	625	2,799	1,696
Total interest income	15,627	11,254	29,925	22,167
Interest Expense
Deposits	7,211	4,133	13,814	7,640
Borrowed funds	584	298	1,177	661
Total interest expense	7,795	4,431	14,991	8,301
Net interest income	7,832	6,823	14,934	13,866
Provision for credit losses	1,660	691	2,577	770
Net interest income after provision for credit losses	6,172	6,132	12,357	13,096
Non-interest Income
Trust income	1,843	1,586	3,582	3,099
Gain on sale of loans	-	-	-	581
Advisory income	4,120	3,709	8,058	7,160
Brokerage income	2,128	1,889	3,910	3,779
Service fees and other income	2,563	2,172	5,513	5,389
Rental income	88	76	177	126
Total non-interest income	10,742	9,432	21,240	20,134
Non-interest Expense
Salaries and employee benefits	8,891	7,641	17,533	15,503
Occupancy and equipment	485	476	1,018	946
Trust expenses	580	511	1,190	1,063
Brokerage and advisory direct costs	517	472	1,037	943
Professional fees	468	539	902	1,062
Data processing	289	198	571	406
Other	1,685	1,867	3,438	3,449
Total non-interest expense	12,915	11,704	25,689	23,372
Income before Income Taxes	3,999	3,860	7,908	9,858
Income tax expense	853	839	1,701	2,123
Net Income	3,146	3,021	6,207	7,735
Preferred stock dividends	388	388	776	776
Net income available to common stockholders	$2,758	$2,633	$5,431	$6,959

Earnings per common share:
Basic	$0.39	$0.37	$0.77	$0.98
Diluted	0.38	0.36	0.75	0.95

Weighted average common shares outstanding	7,082,576	7,065,961	7,092,337	7,067,414
Weighted average diluted shares outstanding	7,242,663	7,295,499	7,252,424	7,296,953

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net Income	$3,146	$3,021	$6,207	$7,735
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	182	(114)	5	314
Tax effect	38	(24)	1	66
Other comprehensive income (loss)	144	(90)	4	248
Comprehensive Income	$3,290	$2,931	$6,211	$7,983

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2023	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498
Cumulative change in accounting principle (adoption of ASC 326)	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,714	-	4,714
Other comprehensive income	-	-	-	-	-	338	338
Stock based compensation	-	-	75	-	-	-	75
Balance at March 31, 2023	$17	$71	$50,820	$(481)	$51,162	$(2,030)	$99,559
Purchase of treasury stock at cost	-	-	-	(100)	-	-	(100)
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	3,021	-	3,021
Other comprehensive loss	-	-	-	-	-	(90)	(90)
Stock based compensation	-	-	75	-	-	-	75
Balance at June 30, 2023	$17	$71	$50,945	$(581)	$53,353	$(2,120)	$101,685

Balance at January 1, 2024	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(710)	-	(710)
Net income	-	-	-	-	3,061	-	3,061
Other comprehensive loss	-	-	-	-	-	(140)	(140)
Stock based compensation	-	-	21	-	-	-	21
Balance at March 31, 2024	$17	$72	$51,267	$(1,824)	$60,880	$(1,960)	$108,452
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(709)	-	(709)
Net income	-	-	-	-	3,146	-	3,146
Other comprehensive income	-	-	-	-	-	144	144
Stock based compensation	-	-	21	-	-	-	21
Balance at June 30, 2024	$17	$72	$51,288	$(2,073)	$62,929	$(1,816)	$110,417

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$6,207	$7,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	2,577	770
Depreciation and amortization	121	118
Amortization of premium (accretion of discount) on loans	39	(9)
Core deposit intangible amortization	105	105
Securities discount accretion, net	(41)	(31)
Origination of loans held for sale	(51,017)	(24,623)
Proceeds from payments and sales of loans held for sale	266	6,514
Gain on sale of loans	-	(581)
Stock based compensation	42	150
Deferred income taxes	(292)	(55)
Servicing assets, net	51	(7)
Net change in:
Other assets	3,251	(482)
Other liabilities	4,827	(907)
Net cash used in operating activities	(33,864)	(11,303)
Cash Flows from Investing Activities
Purchase of securities available for sale	(203,554)	(202,892)
Principal payments, calls and maturities of securities available for sale	203,144	202,037
Principal payments of securities held to maturity	1,127	1,067
Purchase of securities, restricted	(5,043)	(6,384)
Proceeds from sale of securities, restricted	4,990	5,755
Net change in loans	(45,606)	11,795
Purchases of premises and equipment	(199)	(297)
Net cash (used in) provided by investing activities	(45,141)	11,081
Cash Flows from Financing Activities
Net change in demand deposits	53	(1,772)
Net change in time deposits	92,138	6,757
Proceeds from borrowed funds	205,100	245,800
Repayment of borrowed funds	(206,100)	(245,800)
Dividends paid on common stock	(1,419)	(884)
Dividends paid on Series B preferred stock	(776)	(776)
Repayments on note receivable utilized to exercise stock options	-	100
Purchase of treasury stock at cost	(498)	(100)
Net cash provided by financing activities	88,498	3,325
Net change in cash and cash equivalents	9,493	3,103
Cash and cash equivalents at beginning of period	58,767	42,155
Cash and cash equivalents at end of period	$68,260	$45,258

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$29,407	$27,681
Lease liabilities incurred in exchange for right-of-use assets	$117	$45
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14,307	$8,214
Income taxes	$675	$2,300

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

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“TBI”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the registered bank holding company for T Bank, N.A., a national banking association (the “Bank”), (ii) Sanders Morris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and registered investment advisor with the U.S. Securities and Exchange Commission (“SEC”), (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of results that may be expected for the full year ending December 31, 2024.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. Upon adoption, the Company determined that an allowance for credit losses for debt securities was not required. At June 30, 2024 and December 31, 2023, no allowance for credit losses - available-for-sale securities was recorded.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$2,758	$2,633	$5,431	$6,959
Weighted average shares outstanding	7,083	7,066	7,092	7,067
Effect of dilutive shares	160	229	160	230

Weighted average diluted shares outstanding	7,243	7,295	7,252	7,297

Basic earnings per share	$0.39	$0.37	$0.77	$0.98
Diluted earnings per share	$0.38	$0.36	$0.75	$0.95

As of June 30, 2024, options to purchase 167,500 shares of common stock, with a weighted average exercise price of $5.51, were included in the computation of diluted net earnings per share. In addition, as of June 30, 2024, 78,000 shares of restricted stock grants with a grant date fair value of $4.81 per share which vest from 2024 through 2025 were included in the diluted earnings per share calculation.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$2,945	$-	$7	$-	$2,938
U.S. government agencies	15,606	-	1,943	-	13,663
Mortgage-backed securities	7,194	-	349	-	6,845
Total securities available for sale	$25,745	$-	$2,299	$-	$23,446

Securities held to maturity:
Property assessed clean energy	$1,322	$23	$-	$-	$1,345
Public improvement district/tax increment reinvestment zone	21,732	233	213	-	21,752
Total securities held to maturity	$23,054	$256	$213	$-	$23,097

Securities, restricted:
Other	$4,229	$-	$-	$-	$4,229

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,906	$-	$12	$-	$3,894
U.S. government agencies	15,644	-	2,017	-	13,627
Mortgage-backed securities	5,731	-	275	-	5,456
Total securities available for sale	$25,281	$-	$2,304	$-	$22,977

Securities held to maturity:
Property assessed clean energy	$1,326	$-	$72	$-	$1,254
Public improvement district/tax increment reinvestment zone	22,868	592	865	-	22,595
Total securities held to maturity	$24,194	$592	$937	$-	$23,849

Securities, restricted:
Other	$4,176	$-	$-	$-	$4,176

Securities available for sale consist of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and Public Improvement District/Tax Increment Reinvestment Zone (“PID/TIRZ”) investments. These investment contracts or bonds are located in Texas, California and Florida, and originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property. Securities, restricted consist of Federal Reserve Bank of Dallas (“FRB”) and Federal Home Loan Bank of Dallas (“FHLB”) stock, each of which are carried at cost.

During each of the three and six months ended June 30, 2024 and 2023, no securities available for sale were sold, and there were no realized gains or losses recorded on sales for each of the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, securities available for sale with a fair value of $978,000 and $988,000, respectively, were pledged against trust deposit balances held at the Bank. In March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the par value of available for sale securities to be included as the collateral value. As of June 30, 2024, securities with a par value of $20.1 million were pledged to the Federal Reserve under the BTFP, of which $20.0 million was borrowed against. As of June 30, 2024, there were no securities pledged to secure borrowings at the FHLB.

As of June 30, 2024 and December 31, 2023, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $2.0 million as of June 30, 2024 and December 31, 2023, all of which were classified as securities, restricted.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of June 30, 2024:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Treasuries	$2,938	$7	$-	$-	$2,938	$7
U.S. government agencies	-	-	13,663	1,943	13,663	1,943
Mortgage-backed securities	2,610	34	4,235	315	6,845	349
Total	$5,548	$41	$17,898	$2,258	$23,446	$2,299

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses in accordance with ASC 326. The Company had a total of twenty-four (24) investment positions in the unrealized loss position as of June 30, 2024. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of June 30, 2024, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of June 30, 2024 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,945	$2,938	$-	$-
Due after one year through five years	11,998	10,816	663	656
Due after five years through ten years	578	475	365	367
Due after ten years	3,030	2,372	22,026	22,074
Mortgage-backed securities	7,194	6,845	-	-
Total	$25,745	$23,446	$23,054	$23,097

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$79,768	$82,483
Consumer installment	626	900
Real estate – residential	9,177	8,181
Real estate – commercial	67,232	68,792
Real estate – construction and land	37,367	44,663
SBA:
SBA 7(a) guaranteed	186,015	162,144
SBA 7(a) unguaranteed	78,986	64,858
SBA 504	77,682	41,906
USDA	2,123	2,124
Factored Receivables	36,667	25,044
Gross Loans	575,643	501,095
Less:
Allowance for credit losses	8,276	6,308
Net loans	$567,367	$494,787

As of June 30, 2024, our loan portfolio included $74.6 million of loans, or approximately 13.0%, of our total funded loans to the dental industry, as compared to $78.2 million of loans, or 15.6% of total funded loans, as of December 31, 2023. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $3.7 million and $3.1 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

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

The Company had $47.9 million and $26.6 million of SBA/USDA loans held for sale as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, there were no sales of loans. During the six months ended June 30, 2023, the Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale of loans of $581,000. There were no loan sales during the three months ended June 30, 2023. For the three and six months ended June 30, 2024, the Company elected to reclassify $29.4 million of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. As of June 30, 2024 and December 31, 2023, the total amount of loans that we sold in the secondary market yet retained the servicing of such loans was $37.6 million and $37.9 million, respectively.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

	June 30, 2024		December 31, 2023
(In thousands)	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$2,470	$1,783	$-	$-
Real estate - residential	122	122	221	221
SBA guaranteed	6,245	6,245	1,951	1,951
SBA unguaranteed	1,780	1,121	251	251
Total	$10,617	$9,271	$2,423	$2,423

The Company did not recognize any interest income on non-accrual loans during the three and six months ended June 30, 2024 and 2023.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the six months ended June 30, 2024, there were no loan modifications of significance. There were no loans that were modified due to the borrowers experiencing financial difficulty in the preceding twelve months that were past due for the three and six months ended June 30, 2024.

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

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans, which along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific reserve primarily based on the value of the collateral securing the loan or when the discounted cash flows for the loan is lower than the carrying value of that loan. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis.

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

Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation.

The Bank had no collateral-dependent loans as of June 30, 2024. The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2023:

(In thousands)	Real Estate	Business Assets	Total
December 31, 2023
Real estate - residential	$221	$-	$221
SBA unguaranteed	251	-	251
Total	$472	$-	$472

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

						Total 90
	30-89 Days	90 Days or	Total	Total	Total	Days or More Past Due
(In thousands)	Past Due	More Past Due	Past Due	Current	Loans	Still Accruing
June 30, 2024
Commercial and industrial	$30	$604	$634	$79,134	$79,768	$-
Consumer installment	-	-	-	626	626	-
Real estate – residential	-	-	-	9,177	9,177	-
Real estate – commercial	-	-	-	67,232	67,232	-
Real estate – construction and land	-	-	-	37,367	37,367	-
SBA	897	314	1,211	341,472	342,683	-
USDA	-	-	-	2,123	2,123	-
Factored receivables	802	49	851	35,816	36,667	49
Total	$1,729	$967	$2,696	$572,947	$575,643	$49

December 31, 2023
Commercial and industrial	$30	$-	$30	$82,453	$82,483	$-
Consumer installment	-	-	-	900	900	-
Real estate – residential	93	-	93	8,088	8,181	-
Real estate – commercial	-	-	-	68,792	68,792	-
Real estate – construction and land	-	-	-	44,663	44,663	-
SBA	-	1,167	1,167	267,741	268,908	-
USDA	-	-	-	2,124	2,124	-
Factored receivables	879	147	1,026	24,018	25,044	147
Total	$1,002	$1,314	$2,316	$498,779	$501,095	$147

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of June 30, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$3,166	$12,147	$22,727	$15,563	$7,249	$12,185	$2,206	$75,243
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	1,504	-	326	332	1,676	-	3,838
Doubtful	-	-	604		83	-	-	687
Total	$3,166	$13,651	$23,331	$15,889	$7,664	$13,861	$2,206	$79,768
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$22	$113	$108	$177	$-	$146	$60	$626
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$22	$113	$108	$177	$-	$146	$60	$626
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$-	$470	$4,684	$2,052	$920	$620	$-	$8,746
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	308	-	-	-	-	123	-	431
Doubtful	-	-	-	-	-	-	-	-
Total	$308	$470	$4,684	$2,052	$920	$743	$-	$9,177
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$4,712	$6,756	$12,437	$18,702	$4,436	$20,189	$-	$67,232
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,712	$6,756	$12,437	$18,702	$4,436	$20,189	$-	$67,232
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$7,591	$12,672	$17,104	$-	$-	$-	$-	$37,367
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$7,591	$12,672	$17,104	$-	$-	$-	$-	$37,367
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a
Pass	$25,541	$58,214	$48,130	$54,825	$20,323	$43,855	$-	$250,888
Pass-watch	-	-	197	85	-	578	-	860
Special mention	-	1,035	2,125	390	293	217	-	4,060
Substandard	517	1,699	1,184	1,211	825	3,670	-	9,106
Doubtful	-	-	87	-	-	-	-	87
Loss	-	-	-	-	-	-	-	-
Total	$26,058	$60,948	$51,723	$56,511	$21,441	$48,320	$-	$265,001
Current period gross write-offs	$-	$-	$-	$-	$-	$56	$-	$56
SBA 504
Pass	$8,469	$27,176	$10,024	$2,636	$6,002	$12,024	$-	$66,331
Pass-watch	-	-	7,349	-	-	-	-	7,349
Special mention	-	-	-	-	-	637	-	637
Substandard	-	-	-	-	-	3,365	-	3,365
Doubtful	-	-	-	-	-	-	-	-
Total	$8,469	$27,176	$17,373	$2,636	$6,002	$16,026	$-	$77,682
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
USDA
Pass	$-	$-		$-	$-	$800	$-	$800
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,323	-	-	-	-	1,323
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,323	$-	$-	$800	$-	$2,123
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$36,667	$-	$-	$-	$-	$-	$-	$36,667
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$36,667	$-	$-	$-	$-	$-	$-	$36,667
Current period gross write-offs	$357	$207	$5	$-	$-	$-	$-	$569
Total
Pass	$86,168	$117,548	$115,214	$93,955	$38,930	$89,819	$2,266	$543,900
Pass-watch	-	-	7,546	85	-	578	-	8,209
Special mention	-	1,035	2,125	390	293	854	-	4,697
Substandard	825	3,203	2,507	1,537	1,157	8,834	-	18,063
Doubtful	-	-	691	-	83	-	-	774
Loss	-	-	-	-	-	-		-
Total	$86,993	$121,786	$128,083	$95,967	$40,463	$100,085	$2,266	$575,643
Current period gross write-offs	$357	$207	$5	$-	$-	$56	$-	$625

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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2024 and 2023.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
June 30, 2024
Beginning Balance	$2,231	$15	$91	$746	$142	$2,814	$22	$669	$6,730
Provision for credit losses	203	(1)	(1)	(64)	46	1,372	-	67	1,622
Charge-offs	-	-	-	-	-	-	-	(212)	(212)
Recoveries	-	-	-	-	-	17	-	119	136
Net recoveries (charge-offs)	-	-	-	-	-	17	-	(93)	(76)
Ending balance	$2,434	$14	$90	$682	$188	$4,203	$22	$643	$8,276

June 30, 2023
Beginning Balance	$2,344	$27	$47	$591	$112	$2,160	$18	$574	$5,873
Provision for credit losses	110	(6)	10	22	(61)	484	-	158	717
Charge-offs	-	-	-	-	-	(328)	-	(190)	(518)
Recoveries	-	-	-	-	-	13	-	53	66
Net charge-offs	-	-	-	-	-	(315)	-	(137)	(452)
Ending balance	$2,454	$21	$57	$613	$51	$2,329	$18	$595	$6,138

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Six months ended:
June 30, 2024
Beginning Balance	$2,495	$18	$71	$616	$143	$2,484	$19	$462	$6,308
Provision for credit losses	(61)	(4)	19	66	45	1,745	3	582	2,395
Charge-offs	-	-	-	-	-	(56)	-	(569)	(625)
Recoveries	-	-	-	-	-	30	-	168	198
Net charge-offs	-	-	-	-	-	(26)	-	(401)	(427)
Ending balance	$2,434	$14	$90	$682	$188	$4,203	$22	$643	$8,276

June 30, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adoption ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	110	(6)	10	22	(61)	484	-	201	760
Charge-offs	-	-	-	-	-	(328)	-	(298)	(626)
Recoveries	-	-	-	-	-	17	-	84	101
Net charge-offs	-	-	-	-	-	(311)	-	(214)	(525)
Ending balance	$2,454	$21	$57	$613	$51	$2,329	$18	$595	$6,138

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of June 30, 2024 and December 31, 2023, right-of-use assets totaled $2.2 million and $2.6 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of June 30, 2024 and December 31, 2023 totaled $2.3 million and $2.7 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheets. As of June 30, 2024, the weighted average remaining lease term is sixty-two (62) months, and the weighted average discount rate is 4.03%.

As of June 30, 2024, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2024	$367
2025	769
2026	509
2027	228
2028	178
2029 and thereafter	524
Total minimum rental payments	2,575
Less: Interest	(282)
Present value of lease liabilities	$2,293

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of June 30, 2024 through 2031 were as follows:

(In thousands)
2024	$178
2025	372
2026	303
2027	236
2028	122
2029 and thereafter	148
Total minimum rental payments	$1,359

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Goodwill	$21,440	$21,440
Core deposit intangible, net	254	359

Core deposit intangible is amortized on a straight-line basis over the initial estimated lives of the deposits, which range from five (5) to twelve (12) years. The core deposit intangible amortization totaled $52,000 and $105,000 for the three and six months ended June 30, 2024 and 2023, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of June 30, 2024 and December 31, 2023 were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,454)	(1,349)
Net carrying amount	$254	$359

The estimated amortization expense of the core deposit intangible remaining as of June 30, 2024 is as follows:

(In thousands)
2024	$105
2025	149
Total	$254

Note 6. Deposits

Deposits were as follows as of the dates indicated:

(In thousands, except percentages)	June 30, 2024		December 31, 2023
Non-interest bearing demand	$63,671	10%	$68,433	13%
Interest-bearing demand (NOW)	4,439	1	4,295	1
Money market accounts	144,885	23	139,596	25
Savings accounts	5,515	1	6,132	2
Time deposits	400,573	65	308,435	59
Total	$619,083	100%	$526,891	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of June 30, 2024 and December 31, 2023 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $54.5 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2024 and December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $38.8 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of June 30, 2024 and December 31, 2023.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $20.1 million to provide additional liquidity to meet the needs of depositors as of June 30, 2024. Borrowings related to the BTFP was $20.0 million and $21.0 million as of June 30, 2024 and December 31, 2023, respectively, with an interest rate of 4.85% and maturing on December 26, 2024.

As of June 30, 2024 and December 31, 2023, T Bancshares had outstanding subordinated notes for $8.0 million issued in 2017 (the “2017 Notes”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of June 30, 2024 and December 31, 2023, the interest rate on the 2017 Notes was 10.70% and 10.78%, respectively. T Bancshares also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of June 30, 2024 and December 31, 2023, the interest rate on the 2018 Note was 9.93% and 10.00%, respectively. Each of the 2017 Notes and the 2018 Note are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the plan participant’s compensation, and 50% of the plan participant’s contribution on the next 5% of the plan participant’s compensation. An eligible plan participant may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to plan participants in the proportion of plan participant contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and six months ended June 30, 2024 and 2023.

The amount of employer contributions charged to expense under the two plans was $228,000 and $460,000 for the three and six months ended June 30, 2024, respectively, and $175,000 and 383,000 for the three and six months ended June 30, 2023, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There were no accruals payable to the plans as of June 30, 2024 and December 31, 2023.

Note 9. Income Taxes

Income tax expense was approximately $853,000 and $1.7 million for the three and six months ended June 30, 2024, respectively, and $839,000 and $2.1 million for the three and six months ended June 30, 2023, respectively. The Company’s effective income tax rate was 21.3% and 21.5% for the three and six months ended June 30, 2024, respectively, and 21.7% and 21.5% for the three and six months ended June 30, 2023, respectively. The effective tax rate is affected by the income tax effects of nondeductible expenses related to stock options among other things.

Net deferred tax assets totaled $1.2 million and $889,000 at June 30, 2024 and December 31, 2023, respectively. The Company files U.S. federal and state income tax returns.

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

There were no stock options exercised, granted, vested, or forfeited during each of the three and six months ended June 30, 2024 and 2023, respectively.

The number of options outstanding at each of June 30, 2024 and December 31, 2023 was 167,500, and the weighted average exercise price at each of June 30, 2024 and December 31, 2023 was $5.51. The weighted average contractual life as of June 30, 2024 and December 31, 2023 was 2.87 years and 3.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of June 30, 2024 and December 31, 2023 was $1.98.

As of June 30, 2024, all 167,500 stock options outstanding were vested, and there was no unrecognized compensation cost. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded no salaries and employee benefits expense on our consolidated statements of income in connection with the Plan for the three and six months ended June 30, 2024, and recorded expense of $20,000 and $40,000 for the three and six months ended June 30, 2023, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of June 30, 2024, 78,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the outstanding restricted stock awards were vested as of June 30, 2024 and December 31, 2023. The weighted average contractual life as of June 30, 2024 and December 31, 2023 was 0.68 years and 1.18 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $21,000 and $42,000 for the three and six months ended June 30, 2024, respectively, and $55,000 and $110,000 for the three and six months ended June 30, 2023, respectively, related to the restricted stock awards. As of June 30, 2024, there was $56,000 of unrecognized compensation cost related to the restricted stock awards.

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

The following table summarizes loan commitments as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Undisbursed loan commitments	$66,836	$45,743
Standby letters of credit	162	162
Total	$66,998	$45,905

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

The following table details activity in the allowance for credit losses for off-balance-sheet commitments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$336	$273	$192	$-
Impact of adopting ASC 326	-	-	-	238
Provision for off-balance sheet credit losses	38	(25)	182	10
Ending balance	$374	$248	$374	$248

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of June 30, 2024 and December 31, 2023.

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $75,000 and $121,000 during the three and six months ended June 30, 2024, respectively, and $28,000 and $53,000 for the three and six months June 30, 2023, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. The Company had $195,000 and $95,000 in fees payable related to these services at each of June 30, 2024 and December 31, 2023, which is included in other liabilities on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $217,000 and $215,000 payable to Cain Watters related to this agreement at June 30, 2024 and December 31, 2023, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $5.8 million and $7.7 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of June 30, 2024 and December 31, 2023.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of June 30, 2024 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well-capitalized” under the FDIC’s prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of June 30, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company and the Bank are as follows as of the dates indicated:

	Actual		Minimum Capital Required–- Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$96,891	19.09%	$53,306	10.50%	$50,768	10.00%
T Bank, N.A.	97,617	19.43	52,751	10.50	50,239	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	90,517	17.83	43,153	8.50	40,614	8.00
T Bank, N.A.	91,308	18.17	42,703	8.50	40,191	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	73,267	14.43	35,538	7.00	32,999	6.50
T Bank, N.A.	91,308	18.17	35,167	7.00	32,655	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	90,517	11.78	30,748	4.00	38,435	5.00
T Bank, N.A.	91,308	12.01	30,405	4.00	38,007	5.00

As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$92,385	20.90%	$46,415	10.50%	$44,205	10.00%
T Bank, N.A.	92,957	21.29	45,835	10.50	43,652	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	86,847	19.65	37,574	8.50	35,364	8.00
T Bank, N.A.	87,488	20.04	37,105	8.50	34,922	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	69,597	15.74	30,944	7.00	28,733	6.50
T Bank, N.A.	87,488	20.04	30,557	7.00	28,374	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	86,847	13.97	24,861	4.00	31,076	5.00
T Bank, N.A.	87,488	14.26	24,534	4.00	30,667	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of June 30, 2024, approximately $28.5 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well-capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2024
Income Statement
Total interest income	$15,627	$-	$-	$15,627
Total interest expense	7,473	-	322	7,795
Provision for credit losses	1,660	-	-	1,660
Net interest income (loss) after provision for credit losses	6,494	-	(322)	6,172
Non-interest income	388	10,354	-	10,742
Depreciation and amortization expense	102	8	3	113
All other non-interest expense	5,116	6,495	1,191	12,802
Income (loss) before income tax	$1,664	$3,851	$(1,516)	$3,999

Goodwill and other intangibles	$19,344	$2,350	$-	$21,694
Total assets	$763,652	$12,815	$640	$777,107

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2024
Income Statement
Total interest income	$29,925	$-	$-	$29,925
Total interest expense	14,347	-	644	14,991
Provision for credit losses	2,577	-	-	2,577
Net interest income (loss) after provision for credit losses	13,001	-	(644)	12,357
Non-interest income	752	20,488	-	21,240
Depreciation and amortization expense	204	17	5	226
All other non-interest expense	10,083	12,988	2,392	25,463
Income (loss) before income tax	$3,466	$7,483	$(3,041)	$7,908

Goodwill and other intangibles	$19,344	$2,350	$-	$21,694
Total assets	$763,652	$12,815	$640	$777,107

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended June 30, 2023
Income Statement
Total interest income	$11,254	$-	$-	$11,254
Total interest expense	4,149	-	282	4,431
Provision for credit losses	691	-	-	691
Net interest income (loss) after provision for credit losses	6,414	-	(282)	6,132
Non-interest income	376	9,056	-	9,432
Depreciation and amortization expense	102	9	-	111
All other non-interest expense	4,207	6,638	748	11,593
Income (loss) before income tax	$2,481	$2,409	$(1,030)	$3,860

Goodwill and other intangibles	$19,554	$2,350	$-	$21,904
Total assets	$608,982	$12,042	$1,024	$622,048

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Six Months Ended June 30, 2023
Income Statement
Total interest income	$22,167	$-	$-	$22,167
Total interest expense	7,754	-	547	8,301
Provision for credit losses	770	-	-	770
Net interest income (loss) after provision for credit losses	13,643	-	(547)	13,096
Non-interest income	1,261	18,873	-	20,134
Depreciation and amortization expense	198	25	-	223
All other non-interest expense	8,209	13,544	1,396	23,149
Income (loss) before income tax	$6,497	$5,304	$(1,943)	$9,858

Goodwill and other intangibles	$19,554	$2,350	$-	$21,904
Total assets	$608,982	$12,042	$1,024	$622,048

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as of the dates indicated:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2024
Securities available for sale:
U.S. Treasuries	$-	$2,938	$-	$2,938
U.S. government agencies	-	13,663	-	13,663
Mortgage-backed securities	-	6,845	-	6,845
As of December 31, 2023
Securities available for sale:
U.S. Treasuries	$-	$3,894	$-	$3,894
U.S. government agencies	-	13,627	-	13,627
Mortgage-backed securities	-	5,456	-	5,456

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and six months ended June 30, 2024 and 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of June 30, 2024 and December 31, 2023, there were no foreclosed assets. There were no foreclosed assets re-measured during each of the three and six months ended June 30, 2024 and 2023.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three and six months ended June 30, 2024, there was no sale of loans. During the six months ended June 30, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. For the six months ended June 30, 2024, the Company reversed $38,000 of valuation allowance for the servicing assets (recorded during the three months ended March 31, 2024). There was no allowance provision for servicing assets for each of the three and six months ended June 30, 2023.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows as of the dates indicated:

	June 30, 2024
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$68,260	$68,260
Level 2 inputs:
Securities available for sale	23,446	23,446
Securities, restricted	4,229	4,229
Loans held for sale	47,917	52,203
Accrued interest receivable	4,527	4,527
Level 3 inputs:
Securities held to maturity	23,054	23,097
Loans, net	567,367	558,337
Servicing asset	290	290
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	63,671	63,671
Level 2 inputs:
Interest bearing deposits	555,412	556,197
Borrowed funds	20,000	20,000
Subordinated notes	12,000	12,000
Accrued interest payable	1,597	1,597

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$58,767	$58,767
Level 2 inputs:
Securities available for sale	22,977	22,977
Securities, restricted	4,176	4,176
Loans held for sale	26,573	28,671
Accrued interest receivable	4,829	4,829
Level 3 inputs:
Securities held to maturity	24,194	23,849
Loans, net	494,787	484,848
Servicing asset	321	321
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	68,433	68,433
Level 2 inputs:
Interest bearing deposits	458,458	459,549
Borrowed funds	21,000	21,000
Subordinated notes	12,000	12,000
Accrued interest payable	913	913

Note 16. Recent Accounting Pronouncements

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. The Company will update its segment related disclosures upon adoption.

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. The Company will update its income tax disclosures upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

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
●

our ability to protect against and manage cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber attacks;

●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	severe weather, natural disasters and epidemics and pandemics;
●

the effects of acts of war or terrorism, or the threat thereof, geopolitical instability, outbreaks of hostilities, other international or domestic calamities, and other external events or matters beyond our control;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2023 Form 10-K. Due to these and other possible uncertainties and risks, the Company can give no assurance that the results contemplated in the forward-looking statements will be realized and readers are cautioned not to place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

The following discussion and analysis presents our consolidated financial condition as of June 30, 2024 and December 31, 2023, and our consolidated results of operations for the three and six months ended June 30, 2024 and 2023. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2023 Form 10-K.

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

As discussed in Note 1 – Organization and Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements, the Company adopted ASU 2016-13, Financial Instruments–- Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, effective on January 1, 2023, pursuant to the delayed adoption allowable for smaller reporting companies, and replaces allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies discussed in the 2023 Form 10-K. Upon adoption of the current expected credit loss (“CECL”) methodology, the Company recorded an increase of $1.4 million to the allowance for credit losses for loans and $237,505 to the allowance for credit losses for unfunded commitments. In addition, the Company recognized a cumulative effect reduction to retained earnings totaling $1.3 million, net of a recorded deferred tax asset of $341,662. See the discussion in Note 1–- Organization and Significant Accounting Policies and Note 3–- Loans and Allowance for Credit Losses in the accompanying notes to the Company’s consolidated financial statements for more details on the impact of the Company’s adoption of the CECL methodology, including related accounting policies.

Performance Summary

Net income available to common shareholders increased $125,000, or 4.7%, to $2.76 million for the three months ended June 30, 2024, compared to $2.63 million for the three months ended June 30, 2023. Earnings per diluted common share were $0.38 and $0.36 for the three months ended June 30, 2024 and 2023, respectively. Net income available to common shareholders decreased $1.5 million, or 22.0%, to $5.43 million for the six months ended June 30, 2024, compared to $6.96 million for the six months ended June 30, 2023. Earnings per diluted common share were $0.75 and $0.95 for the six months ended June 30, 2024 and 2023, respectively. The increase in net income available to common shareholders for the three months ended June 30, 2024 was primarily the result of a $1.0 million increase in net interest income and a $1.3 million increase in non-interest income, partly offset by a $969,000 increase in the provision for credit losses, a $1.2 million increase in non-interest expense and a $14,000 increase in income tax expense. The decrease in net income available to common shareholders for the six months ended June 30, 2024 was primarily the result of a $1.8 million increase in the provision for credit losses and a $2.3 million increase in non-interest expense, partly offset by a $1.1 million increase in net interest income, a $1.1 million increase in non-interest income and a $422,000 decrease in income tax expense. Details of the changes in the various components of net income are discussed below.

For the three months ended June 30, 2024, annual return on average assets was 1.61%, compared to 1.95% for the same period in the prior year, and annual return on average equity was 11.59%, compared to 12.08% for the same period in the prior year. For the six months ended June 30, 2024, annual return on average assets was 1.64%, compared to 2.42% for the same period in the prior year, and annual return on average equity was 11.57%, compared to 15.76% for the same period in the prior year.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity as of and for the periods indicated:

(Dollars in thousands)	As of and for the Three Months Ended June 30, 2024	As of and for the Three Months Ended June 30, 2023	As of and for the Six Months Ended June 30, 2024	As of and for the Six Months Ended June 30, 2023
Income available to common shareholders (a)	$2,758	$2,633	$5,431	$6,959

Average shareholders’ equity	$109,136	$100,331	$107,842	$98,950
Less: average goodwill	21,440	21,440	21,440	21,440
Less: average core deposit intangible	288	498	314	524
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$70,158	$61,143	$68,838	$59,736
Annual return on average tangible common equity (a)/(b)	15.81%	17.27%	15.87%	23.49%

Total assets increased $99.8 million, or 14.7%, to $777.1 million as of June 30, 2024, from $677.3 million as of December 31, 2023. This increase was primarily due to increases of $72.6 million in loans held for investment, $21.3 million in loans held for sale and $9.5 million in cash and cash equivalents, offset by decreases of $3.3 million in other assets and $1.1 million in securities held to maturity. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

Shareholders’ equity increased $3.5 million, or 3.3%, to $110.4 million as of June 30, 2024, from $106.9 million as of December 31, 2023. See the analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included below.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

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

Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30, 2024 vs June 30, 2023
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$44	$807	$851
Securities	(16)	22	6
Loans, net of unearned discount (1)	1,090	2,426	3,516
Total earning assets	1,118	3,255	4,373

Savings and interest-bearing demand	(1)	(2)	(3)
Money market deposit accounts	195	298	493
Time deposits	887	1,701	2,588
FHLB and other borrowings	(2)	248	246
Subordinated notes	40	-	40
Total interest-bearing liabilities	1,119	2,245	3,364

Changes in net interest income	$(1)	$1,010	$1,009

(1)	Average loans include non-accrual.

Net interest income increased $1.0 million, or 14.8%, from $6.8 million for the three months ended June 30, 2023 to $7.8 million for the three months ended June 30, 2024. The increase in net interest income was primarily due to increases in the average volume of and yield on loans and an increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by increases in the average volume and cost of time deposits. Net interest margin for the three months ended June 30, 2024 and 2023 was 4.22% and 4.73%, respectively, a decrease of 51 basis points.

The average volume of interest-earning assets increased $167.3 million, or 28.9%, from $578.8 million for the three months ended June 30, 2023, to $746.1 million for the three months ended June 30, 2024. The increase for the three months ended June 30, 2024 included a $105.9 million, or 22.1%, increase in the average volume of loans, a $59.2 million, or 119.5%, increase in the average volume of interest-bearing deposits and federal funds sold and a $2.1 million, or 4.2%, increase in securities.

The average yield on interest-earning assets increased 62 basis points from 7.80% for the three months ended June 30, 2023 to 8.42% for the three months ended June 30, 2024 due to the increasing market interest rate environment over the respective periods. The average yield for loans increased 92 basis points from 8.41% for the three months ended June 30, 2023 to 9.33% for the three months ended June 30, 2024. The average yield on interest-bearing deposits and fed funds sold increased 36 basis points from 5.14% for the three months ended June 30, 2023, to 5.50% for the three months ended June 30, 2024, and the average yield on securities decreased 12 basis points from 4.60% for the three months ended June 30, 2023 to 4.48% for the three months ended June 30, 2024.

The average volume of interest-bearing liabilities increased $171.8 million, or 40.7%, from $422.7 million for the three months ended June 30, 2023, to $594.5 million for the three months ended June 30, 2024. The increase for the three months ended June 30, 2024 included a $151.6 million, or 37.0%, increase in the average volume of interest-bearing deposits and a $20.3 million, or 1,779.0%, increase in the average volume of FHLB and other borrowings. The increase in borrowings is related to the $21 million advance from FRB for the BTFP. The average rate paid on interest-bearing liabilities increased 107 basis points from 4.20% for the three months ended June 30, 2023 to 5.27% for the three months ended June 30, 2024. The average interest rate paid on interest-bearing deposits increased 112 basis points from 4.05% for the three months ended June 30, 2023, to 5.17% for the three months ended June 30, 2024. The average volume of non-interest-bearing deposits decreased $16.9 million, or 19.5%, from $86.3 million for the three months ended June 30, 2023 to $69.4 million for the three months ended June 30, 2024. The average cost of FHLB and other borrowings decreased 71 basis points from 5.63% for the three months ended June 30, 2023 to 4.92% for the three months ended June 30, 2024 and the average cost of the subordinated debt increased 136 basis points from 9.43% for the three months ended June 30, 2023 to 10.79% for the three months ended June 30, 2024 due to the applicable interest rates on the outstanding subordinated debt transitioning from fixed to floating.

Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30, 2024 vs June 30, 2023
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$243	$867	$1,110
Securities	69	41	110
Loans, net of unearned discount (1)	2,687	3,851	6,538
Total earning assets	2,999	4,759	7,758

Savings and interest-bearing demand	3	(6)	(3)
Money market deposit accounts	714	661	1,375
Time deposits	2,110	2,692	4,802
FHLB and other borrowings	(10)	429	419
Subordinated notes	97	-	97
Total interest-bearing liabilities	2,914	3,776	6,690

Changes in net interest income	$85	$983	$1,068

(1)	Average loans include non-accrual.

Net interest income increased $1.0 million or 7.2%, from $13.9 million for the six months ended June 30, 2023 to $14.9 million for the six months ended June 30, 2024. The increase in net interest income was primarily due to increases in the average volume and yield on loans and to a lesser extent an increase in the average volume and the average interest yield of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by increases in the average volume and cost of time deposits and money market deposits and an increase in the average volume of borrowings. Net interest margin for the six months ended June 30, 2024 and 2023 was 4.18% and 4.65%, respectively, a decrease of 47 basis points.

The average volume of interest-earning assets increased $117.5 million, or 19.5%, from $601.3 million for the six months ended June 30, 2023, to $718.8 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2024 included an $83.7 million, or 17.5%, increase in the average volume of loans, a $31.8 million, or 44.4%, increase in the average volume of interest-bearing deposits and federal funds sold and a $1.9 million, or 3.8%, increase in securities.

The average yield on interest-earning assets increased 94 basis points from 7.43% for the six months ended June 30, 2023 to 8.37% for the six months ended June 30, 2024 due to the increasing market interest rate environment over the respective periods. The average yield for loans increased 110 basis points from 8.18% for the six months ended June 30, 2023 to 9.28% for the six months ended June 30, 2024. The average yield on interest-bearing deposits and fed funds sold increased 67 basis points from 4.83% for the six months ended June 30, 2023, to 5.50% for the six months ended June 30, 2024, and the average yield on securities increased 26 basis points from 4.03% for the six months ended June 30, 2023 to 4.29% for the six months ended June 30, 2024.

The average volume of interest-bearing liabilities increased $144.1 million, or 33.6%, from $428.6 million for the six months ended June 30, 2023, to $572.7 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2024 included a $126.5 million, or 30.7%, increase in the average volume of interest-bearing deposits and a $17.5 million, or 413.7%, increase in the average volume of FHLB and other borrowings. The average rate paid on interest-bearing liabilities increased 135 basis points from 3.91% for the six months ended June 30, 2023 to 5.26% for the six months ended June 30, 2024. The average interest rate paid on interest-bearing deposits increased 141 basis points from 3.74% for the six months ended June 30, 2023, to 5.15% for the six months ended June 30, 2024. The average volume of non-interest-bearing deposits decreased $38.9 million, or 36.9%, from $105.5 million for the six months ended June 30, 2023 to $66.6 million for the six months ended June 30, 2024. The average cost of FHLB and other borrowings decreased 51 basis points from 5.43% for the six months ended June 30, 2023 to 4.92% for the six months ended June 30, 2024 and the average cost of the subordinated debt increased 160 basis points from 9.19% for the six months ended June 30, 2023 to 10.79% for the six months ended June 30, 2024 due to the applicable interest rates on the outstanding subordinated debt transitioning from fixed to floating.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024			2023
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$108,740	$1,486	5.50%	$49,531	$635	5.14%
Securities	52,837	588	4.48	50,717	582	4.60
Loans, net of unearned discount (1)	584,521	13,553	9.33	478,586	10,037	8.41
Total earning assets	746,098	15,627	8.42	578,834	11,254	7.80
Cash and other assets	48,845			47,350
Allowance for credit losses	(6,793)			(5,849)
Total assets	$788,150			$620,335
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$10,595	12	0.46%	$12,602	15	0.48%
Money market deposit accounts	145,033	1,864	5.17	121,513	1,371	4.53
Time deposits	405,474	5,335	5.29	275,417	2,747	4.00
Total interest-bearing deposits	561,102	7,211	5.17	409,532	4,133	4.05
FHLB and other borrowings	21,402	262	4.92	1,139	16	5.63
Subordinated notes	12,000	322	10.79	12,000	282	9.43
Total interest-bearing liabilities	594,504	7,795	5.27	422,671	4,431	4.20
Non-interest-bearing deposits	69,408			86,274
Other liabilities	15,102			11,059
Total liabilities	679,014			520,004
Shareholders’ equity	109,136			100,331
Total liabilities and shareholders’ equity	$788,150			$620,335

Net interest income		$7,832			$6,823
Net interest spread			3.15%			3.60%
Net interest margin			4.22%			4.73%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024			2023
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$103,368	$2,825	5.50%	$71,586	$1,715	4.83%
Securities	52,640	1,124	4.29	50,702	1,014	4.03
Loans, net of unearned discount (1)	562,759	25,976	9.28	479,040	19,438	8.18
Total earning assets	718,767	29,925	8.37	601,328	22,167	7.43
Cash and other assets	49,456			47,897
Allowance for credit losses	(6,546)			(5,409)
Total assets	$761,677			$643,816
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$10,234	24	0.47%	$12,633	27	0.43%
Money market deposit accounts	146,694	3,776	5.18	120,849	2,401	4.01
Time deposits	381,966	10,014	5.27	278,872	5,212	3.77
Total interest-bearing deposits	538,894	13,814	5.15	412,354	7,640	3.74
FHLB and other borrowings	21,764	533	4.92	4,237	114	5.43
Subordinated notes	12,000	644	10.79	12,000	547	9.19
Total interest-bearing liabilities	572,658	14,991	5.26	428,591	8,301	3.91
Non-interest-bearing deposits	66,647			105,496
Other liabilities	14,530			10,779
Total liabilities	653,835			544,866
Shareholders’ equity	107,842			98,950
Total liabilities and shareholders’ equity	$761,677			$643,816

Net interest income		$14,934			$13,866
Net interest spread			3.11%			3.53%
Net interest margin			4.18%			4.65%

Provision for Credit Losses

As discussed in Note 1 – Organization and Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements, the Company adopted the CECL accounting standard effective on January 1, 2023. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held-to-maturity debt securities, as well as off-balance sheet credit exposures. Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses for various types of financial instruments to bring the allowance for credit losses to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.

Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, forecasted economic conditions continue to remain uncertain due to the continued elevated interest rate environment and persistent inflationary pressures in the United States and our market areas. Accordingly, future provisions to the allowance for credit losses may be necessary if economic conditions differ from the assumptions used in making the determination.

The following table presents the components of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Provision for credit losses related to:
Loans	$1,622	$717	$2,395	$760
Off-balance sheet credit exposures	38	(26)	182	10
Total	$1,660	$691	$2,577	$770

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and six months ended June 30, 2024 was driven by increased loan volume and required specific reserves. See “Allowance for Credit Losses,” below, for further analysis of our provision for credit losses related to loans.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates.

Non-Interest Income

The components of non-interest income were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Trust income	$1,843	$1,586	$3,582	$3,099
Gain on sale of loans	-	-	-	581
Advisory income	4,120	3,709	8,058	7,160
Brokerage income	2,128	1,889	3,910	3,779
Service fees and other income	2,563	2,172	5,513	5,389
Rental income	88	76	177	126
Total	$10,742	$9,432	$21,240	$20,134

Total non-interest income for the three and six months ended June 30, 2024 increased $1.3 million, or 13.9%, and $1.1 million, or 5.5%, respectively, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and six months ended June 30, 2024 increased $257,000, or 16.2% and $483,000, or 15.6%, respectively, compared to the same periods in the prior year. The increase in trust income between the periods is due to an increase in the value of trust assets over the three and six months ended June 30, 2024 compared to the same periods in the prior year. Volatility related to overall economic expectations, impacts of geo-political instability related to the wars in Ukraine and the Middle East, the potential for continued supply-chain disruptions, and regulatory action, including continued elevated market interest rates by the Federal Reserve aimed at tempering the persistent inflationary pressures in the United States, all of which are likely to impact the bond and equity markets, or other factors, could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Gain on sale of loans. The gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. There were no loan sales, and therefore no gain on sale of loans, during the three months ended June 30, 2024. For the six months ended June 30, 2024, gain on sale of loans decreased $581,000, or 100%, compared to the same period in the prior year, during which there was a gain on sale of loans resulting from the sale of $5.8 million of USDA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. For the three and six months ended June 30, 2024, advisory income increased $411,000, or 11.1% and $898,000, or 12.5%, respectively, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to increases in advisory assets between the two periods from net inflows and market appreciation of our advisory assets. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. In addition to volatility related to general economic expectations, regulatory action, including the effects of the persistent inflationary pressures in the United States and of elevated market interest rates by the Federal Reserve aimed at tempering such inflationary pressures, as well as supply chain disruptions related to geo-political instability, including the ongoing wars in Ukraine and the Middle East, are likely to continue to put pressure on the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on asset volumes and interest rates. Brokerage income for the three and six months ended June 30, 2024, increased $239,000, or 12.7% and $131,000, or 3.5%, respectively, compared to the same periods in the prior year. The majority of the increase was related primarily to an increase of $367,000 and $578,000 in over-the-counter commissions during the three and six months ended June 30, 2024, respectively, over the same periods in the prior year, combined with an increase of $49,000 in syndicate income during each the three and six months ended June 30, 2024 over the same periods in the prior year. These increases were partially offset by decreases in income from margin participation interest of $185,000 and $459,000 during the three and six months ended June 30, 2024, respectively, and a decrease in insurance commissions of $16,000 and $58,000, respectively, and other immaterial increases of $25,000 and $21,000, respectively, during the three and six months ended June 30, 2024. Expectations of economic disruption related to regulatory action with respect to interest rates and to geo-political factors, among other factors, could lead to continued stagnant offering activity given price uncertainty in the face of volatile markets and the potential for interest rates to remain elevated in the mid-term, which amount to additional risks for companies considering offering activity.

The table below reflects a rollforward of our client assets from December 31, 2022 through June 30, 2024, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2023 through June 30, 2024. Our brokerage and advisory assets experienced an increase of approximately $872 million, or 13.6%, between June 30, 2023 and June 30, 2024, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2022	$5,199,471
Client inflows	1,190,825
Client outflows	(764,419)
Net flows	426,406
Market appreciation	769,386
As of June 30, 2023	$6,395,263
Client inflows	1,224,522
Client outflows	(781,864)
Net flows	442,658
Market appreciation	51,771
As of December 31, 2023	$6,889,692
Client inflows	834,301
Client outflows	(976,377)
Net flows	(142,076)
Market appreciation	520,130
As of June 30, 2024	$7,267,746

Service fees and other income. Service fees include fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three and six months ended June 30, 2024 increased $391,000, or 18.0%, and $124,000, or 2.3%, respectively, compared to the same periods in the prior year. The increases were primarily the result of increases in pension administration fees of $383,000 and $369,000, related to increases in the amount of work billed during the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. In addition, during the three and six months ended June 30, 2024, interest income on Sanders Morris Pershing accounts increased $20,000 and $35,000, respectively. Offsetting these increases, during the three and six months ended June 30, 2024, consulting fees at Sanders Morris decreased $14,000 and $28,000, respectively, and service fees, including loan servicing fees, decreased $1,000 during the three months ended June 30, 2024, and increased $19,000 during the six months ended June 30, 2024. In addition, during the six months ended June 30, 2023, other income decreased from the recovery of unclaimed funds at Sanders Morris of $264,000 during the first quarter of 2023. Other immaterial fluctuations netted to an increase of $3,000 for the three months ended June 30, 2024 and a decrease of $7,000 for the six months ended June 30, 2024, respectively, compared to the same periods in the prior year.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and six months ended June 30, 2024 increased $12,000, or 15.8% and $51,000, or 40.5%, respectively, compared to the same periods in the prior year. The increase was related to concessions given to tenants during the three and six months ended June 30, 2023.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Salaries and employee benefits	$8,891	$7,641	$17,533	$15,503
Occupancy and equipment	485	476	1,018	946
Trust expenses	580	511	1,190	1,063
Brokerage and advisory direct costs	517	472	1,037	943
Professional fees	468	539	902	1,062
Data processing	289	198	571	406
Other	1,685	1,867	3,438	3,449
Total	$12,915	$11,704	$25,689	$23,372

Total non-interest expense for the three and six months ended June 30, 2024 increased $1.2 million, or 10.3% and $2.3 million, or 9.9%, respectively, compared to the same periods in the prior year, due to increases in salaries and employee benefits, occupancy expense, trust expense, brokerage expense, and data processing expense, which were partially offset by decreases professional fees expense and other expense. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2024 increased $1.3 million, or 16.4%, and $2.0 million, or 13.1%, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in salaries and related payroll expenses in our Banking segment of $794,000 and $1.6 million, respectively, due to increases in staff headcount and related signing bonuses, primarily in the Bank’s SBA division, as well as cost of living and merit increases. The increase in salaries and employee benefits in the HoldCo segment of $485,000 and $968,000, respectively, was partially offset by the decrease in Tectonic Advisors, within the Other Financial Services segment, of $386,000 and $813,000, respectively. Effective with the third quarter 2023, the technology and accounting teams were moved from Tectonic Advisors to HoldCo, which accounted for a portion of these variances. The balance of the increases in our HoldCo segment for the three and six months ended June 30, 2024, approximately $357,000 and $245,000, respectively, is due to an increase in headcount and merit increases, as well as increases in insurance benefit premiums. Within the Other Financial Services segment, in addition to the variances at Tectonic Advisors discussed above, salaries and employee benefits for the three and six months ended June 30, 2024 at the Bank’s trust department increased $64,000 and $149,000, respectively, and at the Bank’s Nolan division increased $105,000 and $244,000, respectively, due to an increase in headcount, staffing changes, and merit and cost of living increases, as well as increases in benefit premiums. The increase at Sanders Morris for the three months ended June 30, 2024 of $188,000 was due to an increase in bonuses earned on commissions, syndicate and private placement deals related to the increase in brokerage revenue between the two periods. The decrease at Sanders Morris for the six months ended June 30, 2024 of $95,000 was due to a decrease in payroll taxes of $126,000 due to an over-accrual of payroll taxes at year end and a decrease in other employee benefits expense, including stock compensation recognized, of $81,000, offset by an increase in commission and bonuses of $112,000, related to the increase in brokerage revenue over the six months ended June 30, 2024 compared to the same period in the prior year.

Occupancy and equipment expense. Occupancy and equipment expenses for the three and six months ended June 30, 2024 increased $9,000, or 1.9% and $72,000, or 7.6%, respectively, compared to the same periods in the prior year. The increases were related to increases totaling $27,000 and $68,000, respectively, at the HoldCo segment, primarily due to the technology team moving from the Other Financial Services segment to the HoldCo segment effective with the third quarter of 2023, which were partially offset by resulting decreases in the Other Financial Services segment of $19,000 and $7,000, respectively, for the three and six months ended June 30, 2024. The net increase for these two segments combined relates to the movement of our Plano office to Frisco, Texas in March of 2023. In our Banking segment, there was a net immaterial increase of $1,000 for the three months ended June 30, 2024, where an increase in Bank facilities expense offset a decrease in telephone expense, and a net increase of $11,000 for the six months ended, June 30, 2024, where an increase in Bank facilities of $18,000 and an increase in depreciation of $6,000 were partially offset by a decrease in telephone expense of $13,000.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and six months ended June 30, 2024 increased $69,000, or 13.5% and $127,000, or 11.9%, respectively, compared to the same periods in the prior year due to an increase in the value of trust assets for the three and six months ended June 30, 2024 over the value during the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and six months ended June 30, 2024 increased $45,000, or 9.5% and $94,000, or 10%, respectively, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2024 related primarily to increases in clearing fees, service fees and information service fees at Sanders Morris and Tectonic Advisors of $47,000 and $98,000, respectively, offset by other immaterial decreases of $2,000 and $4,000, respectively.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and six months ended June 30, 2024, decreased $71,000, or 13.2% and $160,000, or 15.1%, respectively, compared to the same periods in the prior year. The decreases were the result of decreases of $58,000 and $87,000, respectively, in our HoldCo segment, decreases of $17,000 and $80,000, respectively, in our Banking segment, offset by increases of $4,000 and $8,000, respectively, in our Other Financial Services segment. The decreases in the HoldCo segment for the three and six months ended June 30, 2024, were primarily due to a decrease in professional fees of $179,000 and $142,000, respectively, related to technology platform work in 2023 using robotic process automation, which carries a higher cost, but led to significant and ongoing time savings for our Trust team, offset by an increase in audit and tax consulting of $117,000 and $52,000, respectively, related to an increase in our audit fees and differences in timing recognition, and increases in legal fees of $4,000 for each the three and six months ended June 30, 2024. The decreases in the Banking segment for the three and six months ended June 30, 2024, were primarily due to decreases in legal fees of $17,000 and $77,000, respectively, primarily related to loan collections activity in 2023 and various other matters, including our regulatory filings, and decreases of $7,000 and $13,000, respectively, in audit and tax consulting fees, offset by increases in professional fees of $7,000 and $10,000, respectively. The increases for the three and six months ended June 30, 2024, in our Other Financial Services segment was primarily due to an increase in professional fees of $39,000 and $43,000, respectively, related to technology work on our investment services portal, offset by decreases in legal fees of $19,000 and $20,000, respectively, and decreases in audit and tax consulting fees of $14,000 and $16,000, respectively, compared to the same periods in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expenses for the three and six months ended June 30, 2024, increased $91,000, or 46.0% and $165,000, or 40.6%, respectively, compared to the same periods in the prior year. The increases were the result of increases of $78,000 and $144,000, respectively, in our Banking segment and increases of $13,000 and $21,000, respectively, in the Trust and Nolan divisions within our Other Financial Services segment. The increases in our Banking segment resulted from discounts provided by the Bank’s core system vendor related to the change in the core system during 2021, which discounts were exhausted in Q1 2023. The increase in our Other Financial Services segment was related primarily to an increase in costs at the Bank’s trust division of $10,000 and $18,000, and at the Nolan division of $4,000 and $3,000, for the three and six months ended June 30, 2024, respectively.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and six months ended June 30, 2024 decreased $182,000, or 9.7% and $11,000, or 0.3%, respectively, compared to the same periods in the prior year. The decreases for the three and six months ended June 30, 2024 included decreases of $227,000 and $292,000 in our Other Financial Services segment, which were partially offset by increases in our Banking segment of $53,000 and $229,000, respectively. Other operating expenses in the HoldCo segment decreased $8,000 for the three months ended June 30, 2024 and increased $52,000 for the six months ended June 30, 2024. The decreases in the Other Financial Services segment were related to decreases of $189,000 and $284,000, respectively, in advertising and marketing, due to changes in our fee sharing agreement with Cain Waters during 2023, decreases of $29,000 and $65,000, respectively, in software, licenses, and computer services, and decreases of $15,000 and $27,000 in travel expenses, offset by increases in errors and omissions of $18,000 and $127,000, respectively, primarily from a relatively large trading error during the first three months of 2024, and other individually immaterial decreases of $12,000 and $43,000, respectively. The increases for the three and six months ended June 30, 2024 in our Banking segment of $53,000 and $229,000, respectively, included increases of $59,000 and $138,000, respectively, for advertising and marketing expense, related to our radio marketing and increasing social media based marketing, increases of $102,000 and $131,000, respectively, in software development for the Bank’s lending and Integra divisions, increases of $5,000 and $21,000, respectively, in bank charges, increases of $8,000 and $15,000, respectively, in travel and lodging, increases of $6,000 and $13,000, respectively, payroll processing fees, offset by decreases of $139,000 and $138,000, respectively, in recruitment fees, and other immaterial increases of $11,000 and $50,000, respectively. The decrease of $8,000 for the three months ended June 30, 2024 in our HoldCo segment was primarily the result of a decrease of $35,000 in marketing expenses, a decrease of $14,000 in computer supplies, a decrease of $13,000 in insurance expense, offset by an increase of $27,000 in software licenses related to technology initiatives across the company, an increase of $15,000 in travel and lodging, and a net increase in individually immaterial expenses of $12,000, compared to the same period in the prior year. The increase of $52,000 for the six months ended June 30, 2024 in our HoldCo segment was primarily the result of an increase of $53,000 in software licenses related to technology initiatives across the company, an increase of $27,000 in travel and lodging, and an increase of $15,000 in postage related to marketing, offset by a decrease of $35,000 in other marketing expenses, a decrease of $17,000 in computer services, and a net increase in immaterial accounts of $9,000, compared to the same period in the prior year.

Income Taxes

Income tax expense for the three and six months ended June 30, 2024 was approximately $853,000 and $1.7 million, respectively, compared to $839,000 and $2.1 million, respectively, for the same periods in the prior year. The effective income tax rate was 21.3% and 21.5%, for the three and six months ended June 30, 2024, respectively, compared to 21.7% and 21.6%, respectively, for the same periods in the prior year. The effective tax rates are affected by the income tax effects of nondeductible expenses related to stock options among other things.

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

The following table presents key metrics related to our segments as of the periods indicated:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$8,542	$10,354	$(322)	$18,574	$16,330	$20,488	$(644)	$36,174
Income (Loss ) Before Taxes	$1,664	$3,851	$(1,516)	$3,999	$3,466	$7,483	$(3,041)	$7,908

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,481	$9,056	$(282)	$16,255	$15,674	$18,873	$(547)	$34,000
Income (Loss ) Before Taxes	$2,481	$2,409	$(1,030)	$3,860	$6,497	$5,304	$(1,943)	$9,858

(1)	Net interest income plus non-interest income

Banking

Income before taxes for the three and six months ended June 30, 2024 decreased $817,000, or 32.9%, and $3.0 million, or 46.7%, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2024 was primarily the result of a $969,000 increase in the provision for credit losses and a $909,000 increase in non-interest expense, partly offset by a $1.0 million increase net interest income and a $12,000 increase in non-interest income. The decrease for the six months ended June 30, 2024 was primarily the result of a $1.8 million increase in the provision for credit losses, a $1.9 million increase in non-interest expense and a $509,000 decrease in non-interest income, partly offset by a $1.2 million increase net interest income.

Net interest income for the three and six months ended June 30, 2024 increased $1.0 million, or 14.8%, and $1.2 million, or 8.1%, respectively, compared to the same periods in the prior year. The increase in net interest income was primarily due to increases in the average volume of and yield on loans and an increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by increases in the average interest volume of and cost of interest-bearing liabilities. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See “Net Interest Income,” above, for further analysis of net interest income.

The provision for credit losses for the three and six months ended June 30, 2024 totaled $1.7 million and $2.6 million, respectively, compared $691,000 and $770,000, respectively, for the same periods in the prior year. The increase was primarily a result of increased loan volume and required specific reserves. See “Provision for Credit Losses,” above, and “Allowance for Credit Losses,” below, for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three months ended June 30, 2024 increased $12,000, or 3.2%, respectively, compared to the same period in the prior year which was entirely due to an increase in rental income. Non-interest income for the six months ended June 30, 2024 decreased $509,000, or 40.4%, compared to the same period in the prior year which due to a $581,000 gain on sale of a USDA loan during the three months ended March 31, 2023, partly offset by a $21,000 increase in deposit and factoring fees and a $51,000 increase in rental income related to concessions given to tenants during the six months ended June 30, 2023. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2024 increased $909,000, or 21.1% and $1.9 million, or 22.4%, respectively, compared to the same periods in the prior year, respectively. Salaries and employee benefits increased $794,000 and $1.6 million for the three and six months ended June 30, 2024, compared to the same periods in the prior year respectively, primarily due to increases in staff with the expansion of our SBA lending and Integra factoring along with increases in annual merit and market increases. Occupancy and equipment expense increased $1,000 and $10,000 for the three and six months ended June 30, 2024, compared to the same periods in the prior year, respectively, primarily due to increase in facilities repairs and maintenance expense. Professional fees decreased $17,000 and $81,000 for the three and six months ended June 30, 2024, compared to the same periods in the prior years, respectively, primarily due to higher legal fees expensed for the three and six months ended June 30, 2023 related to loan collections and various other matters, along with lower audit fees recorded during the three and six months ended June 30, 2024. Data processing expense increased $78,000 and $144,000 for the three and six months ended June 30, 2024, compared to the same periods in the prior years, respectively, as a result of a reduction of discounts provided by the Bank’s core system vendor related to the change in the core system during 2021, along with normal annual increase in data processing costs. Other expenses increased $53,000 and $229,000 for the three and six months ended June 30, 2024, compared to the same periods in the prior years, respectively, which included increases of $59,000 $138,000 for advertising and marketing costs primarily in our Integra division, $102,000 and $131,000 for software development in our lending and Integra divisions, $8,000 and $26,000 for travel and meals, and decreases of $139,000 and $138,000 in employee recruitment fees, for the three and six months ended June 30, 2024 compared to the same periods in the prior year, respectively, among other things. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

Other Financial Services

Income before taxes for the three and six months ended June 30, 2024 increased $1.4 million, or 59.9%, and $2.2 million, or 41.1%, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2024 were the result of increases in noninterest income of $1.3 and $1.6 million, respectively, and decreases in noninterest expense of $144,000 and $564,000, respectively, compared to the same periods in the prior year.

Non-interest income for the three and six months ended June 30, 2024 increased $1.3 million, or 14.3%, and $1.6 million, or 8.6%, respectively, compared to the same periods in the prior year. The increases were due to increases in advisory income of $411,000 and $898,000, respectively, and increases in trust income of $257,000 and $483,000, respectively, both of which were related to market increases in asset values and net asset inflows to our investment platform. Service fees and other income increased by $391,000 and $103,000, respectively, between the two periods, primarily related to increases in third party pension administration fees from the Bank’s Nolan division of $383,000 and $369,000, respectively, which were partially offset for the six months ended June 30, 2024 by a decrease in miscellaneous income related to a recovery of unclaimed funds at Sanders Morris of $264,000 during the first quarter 2023. In addition, brokerage income for the three and six months ended June 30, 2024 increased by $239,000 and $131,000, respectively, with the majority of the increase relating primarily to increases of $367,000 and $578,000 in over-the-counter commissions during the three and six months ended June 30, 2024, respectively, over the same periods in the prior year, combined with a modest increase in syndicate income and other immaterial increases. These increases were partially offset by decreases in income from margin participation interest of $185,000 and $459,000 during the three and six months ended June 30, 2024, respectively, related to the decreased appetite for margin lending given persistently high interest rates, and a modest decrease in insurance commission. See “Non-Interest Income,” above for further analysis of non-interest income.

Non-interest expense for the three and six months ended June 30, 2024 decreased $144,000, or 2.2%, and $564,000, or 4.2%, respectively, compared to the same periods in the prior year. The decreases for the three and six months ended June 30, 2024 were primarily related to decreases in salaries and employee benefits of $29,000 and $515,000, respectively, and other operating costs of $227,000 and $292,000, respectively, and in occupancy and equipment expense of $19,000 and $7,000, respectively. These decreases were partially offset by increases for the three and six months ended June 30, 2024 in trust expense of $69,000 and $127,000, in brokerage and advisory direct costs of $45,000 and $94,000, respectively, as well as increases in professional fees of $4,000 and $8,000, respectively, and in data processing expense of $13,000 and $21,000, respectively. The decreases in salaries and employee benefits expense for the three and six months ended June 30, 2024 was related to decreases of $386,000 and $813,000, respectively, at Tectonic Advisors primarily from the transition of accounting and technology personnel to Tectonic Financial within the HoldCo segment, which were partially offset for the three and six months ended June 30, 2024 by increases at the Bank’s Trust and Nolan divisions of $64,000 and $105,000, respectively, related to increases in salary expense from merit increases and in increased benefits expense, and for the three months ended June 30, 2024, by an increase at Sanders Morris of $188,000 related to increases in commissions and bonuses related to syndicated offering activity and increases in general brokerage activity, which increased commissions expense. Salary and benefits expense at Sanders Morris decreased by $95,000 for the six months ended June 30, 2024 related to a decrease in payroll taxes of $126,000 due to an over-accrual of payroll taxes at year end 2023, offset by an increase in commission and bonuses of $112,000, related to the increase in brokerage revenue over the six months ended June 30, 2024 compared to the same period in the prior year. The decreases in other operating costs for the three and six months ended June 30, 2024 were primarily related to decreases in marketing expense related to the change in our fee sharing agreement with Cain Watters, and to an increase in expense related to trading errors, particularly for the six months ended June 30, 2024 related to a trading error during the first quarter 2024. The increases in trust expense related to increases in the value of trust assets at the Bank, on which those fees are based, from market appreciation and positive net flows, compared to the same periods in the prior year. The increase in brokerage and advisory direct costs were primarily the result of increase in brokerage and offering activity at Sanders Morris, which increased clearing and service fees and execution charges, and increases in information services fees primarily related to an increase in headcount at Tectonic Advisors. There were less material increases to data processing expense and professional fees. See “Non-Interest Expense,” above, for further analysis of non-interest.

HoldCo

The loss before taxes for the three and six months ended June 30, 2024 increased $486,000, or 47.2% and $1.1 million, or 56.5%, respectively, compared to the same periods in the prior year. Interest expense increased $40,000 and $97,000, respectively, solely due to increases in interest rates on our subordinated debt. Non-interest expense increased $446,000 and $1.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year, primarily due to increases in salaries and employee benefits of $485,000 and $968,000, respectively, related to the transition of accounting and technology personnel to Tectonic Financial, which is within the Company’s HoldCo segment, from Tectonic Advisors, whose activity is within the Company’s Other Financial Services segment, to better reflect the function of those personnel given they serve departments across the Company, as well as an increase in headcount. In addition, occupancy and equipment expense increased $27,000 and $68,000 related primarily to increases in rent, common area maintenance and parking totaling $24,000 and $52,000 from increases in headcount on our technology team, which offices in our Houston office, as well as the buildout of the technology team’s space in Houston, which increased depreciation expense and repairs and maintenance expense for the three and six months ended June 30, 2024. These increases were offset by a decrease in professional fees for the three and six months ended June 30, 2024 of $58,000 and $87,000, respectively, driven by professional fees related to projects involving robotic process automation. Other operating expense decreased $8,000 and increased $52,000 for the three and six months ended June 30, 2024, respectively, related to increases in software and software license expense and in postage expense related to marketing campaigns during the six months ended June 30, 2024. These increases were offset by decreases in marketing expense and insurance expense of $35,000 and $13,000, respectively, for each the three and six months ended June 30, 2024. See “Non-Interest Income,” above, and “Non-Interest Expense,” above, for further analyses of non-interest income and non-interest expense included in the respectively titled sections above.

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

As of June 30, 2024, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Securities, restricted consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of June 30, 2024 and December 31, 2023, and FHLB stock, having an amortized cost and fair value of $2.0 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$2,945	$2,938	$3,906	$3,894
U.S. government agencies	15,606	13,663	15,644	13,627
Mortgage-backed securities	7,194	6,845	5,731	5,456
Total securities available for sale	$25,745	$23,446	$25,281	$22,977

Securities held to maturity:
Property assessed clean energy	$1,322	$1,345	$1,326	$1,254
Public improvement district/TIRZ	21,732	21,752	22,868	22,595
Total securities held to maturity	$23,054	$23,097	$24,194	$23,849

Securities, restricted:
Other	$4,229	$4,229	$4,176	$4,176

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S. government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses for available-for-sale securities was recognized as of June 30, 2024.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of June 30, 2024. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasuries	$2,945	4.73%	$-	-%	$-	-%	$-	-%	$2,945	4.73%
U.S. government agencies	-	-%	11,999	3.62%	75	1.35%	3,532	5.40%	15,606	0.93%
Mortgage-backed securities	5	3.30%	2,479	2.64%	893	4.89%	3,817	4.10%	7,194	3.80%
Total	$2,950	4.73%	$14,478	1.42%	$968	2.77%	$7,349	2.53%	$25,745	2.17%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$365	6.87%	$957	7.24%	$1,322	7.14%
Public improvement district/TIRZ	-	-%	663	4.12%	-	-%	21,069	6.27%	21,732	6.20%
Total	$-	-%	$663	4.12%	$365	6.87%	$22,026	6.31%	$23,054	6.26%

Loan Portfolio Composition

Total loans excluding allowance for credit losses, increased $74.5 million to $575.6 million at June 30, 2024, compared to $501.1 million at December 31, 2023. The increase includes $73.8 million for SBA loans, $11.6 million increase in factored receivables, partly offset by a $7.9 million decrease in real estate loans, $2.7 million decrease in commercial and industrial loans and $274,000 decrease in consumer loans. SBA loans comprise the largest group of loans in our portfolio totaling $342.7 million, or 59.5%, of the total loans at June 30, 2024, compared to $268.9 million, or 53.7% of the total loans at December 31, 2023. Real estate loans totaled $113.8 million, or 19.8%, of the total loans at June 30, 2024, compared to $121.7 million, or 24.3% of the total loans at December 31, 2023.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

(In thousands, except percentages)	June 30, 2024		December 31, 2023
Commercial and industrial	$79,768	13.8%	$82,483	16.5%
Consumer installment	626	0.1	900	0.2
Real estate – residential	9,177	1.6	8,181	1.6
Real estate – commercial	67,232	11.7	68,792	13.7
Real estate – construction and land	37,367	6.5	44,663	8.9
SBA 7(a) guaranteed	186,015	32.3	162,144	32.4
SBA 7(a) unguaranteed	78,986	13.7	64,858	12.9
SBA 504	77,682	13.5	41,906	8.4
USDA	2,123	0.4	2,124	0.4
Factored Receivables	36,667	6.4	25,044	5.0
Total Loans	$575,643	100.0%	$501,095	100.0%

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	June 30, 2024		December 31, 2023
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$2,470	0.43%	$93	0.02%
Real estate–- residential	122	0.02	128	0.02
SBA guaranteed	6,245	1.08	1,951	0.39
SBA unguaranteed	1,780	0.31	251	0.05
Total non-accrual loans	10,617	1.84	2,423	0.48
Factored receivables past due 90 days	49	0.01	147	0.03
Total non-performing assets	$10,666	1.85%	$2,570	0.51%

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

The following table sets forth the allocation of the allowance for credit losses as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the dates indicated:

(In thousands, except percentages)	June 30, 2024		December 31, 2023
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$2,434	13.8%	$2,495	16.5%
Consumer installment	14	0.1	18	0.2
Real estate – residential	90	1.6	71	1.6
Real estate – commercial	682	11.7	616	13.7
Real estate – construction and land	188	6.5	143	8.9
SBA	4,203	59.5	2,484	53.7
USDA	22	0.4	19	0.4
Factored Receivables	643	6.4	462	5.0
Total allowance for credit losses	$8,276	100.0%	$6,308	100.0%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30		June 30
(In thousands, except percentages)	2024	2023	2024	2023
Average loans outstanding	$584,521	$478,586	$562,759	$479,040
Gross loans held for investment outstanding at end of period	$575,643	$465,703	$575,643	$465,703
Allowance for credit losses at beginning of period	$6,730	$5,873	$6,308	$4,513
Impact of adopting ASC 326	-	-	-	1,390
Provision for credit losses	1,622	717	2,395	760
Charge offs:
Commercial and industrial	-	-	-	-
SBA 7(a)	-	328	56	328
Factored Receivables	212	190	569	298
Total charge-offs	212	518	625	626
Recoveries:
SBA 7(a)	17	13	30	17
Factored Receivables	119	53	168	84
Total recoveries	136	66	198	101
Net charge-offs	(76)	(452)	(427)	(525)
Allowance for credit losses at end of period	$8,276	$6,138	$8,276	$6,138
Ratio of allowance for loans to end of period loans	1.44%	1.32%	1.44%	1.32%
Ratio of net charge-offs to average loans	0.01%	0.09%	0.08%	0.11%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of June 30, 2024, deposits include a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $92.2 million, or 17.5%, to $619.1 million as of June 30, 2024, as compared to $526.9 million as of December 31, 2023. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the six months ended June 30,
	2024			2023
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$66,647	11.0%	0.00%	$105,496	20.4%	0.00%
Savings and interest-bearing demand	10,234	1.7	0.47	12,633	2.4	0.43
Money market accounts	146,694	24.2	5.18	120,849	23.3	4.01
Time deposits	381,966	63.1	5.27	278,872	53.9	3.77
Total deposits	$605,541	100.00%	4.59%	$517,850	100.00%	2.98%

The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250,000 as of June 30, 2024:

(In thousands)	Over $250,000
Maturing
Three months or less	$15,857
Over three months to six months	15,125
Over six months to 12 months	65,643
Over 12 months	7,862
Total	$104,487

Estimated amount of uninsured deposits totaled approximately $57.6 million, or 9.3% of total deposits, as of June 30, 2024.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Borrowings:
FHLB borrowings	$-	$-
FRB borrowings	20,000	-
Subordinated notes	12,000	12,000
Total	$32,000	$12,000

The Company has a credit line with the FHLB with borrowing capacity of $54.5 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2024 and December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $38.8 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of June 30, 2024 and December 31, 2023.

As part of the BTFP, the FRB offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $20.1 million to provide additional liquidity to meet the needs of depositors as of June 30, 2024. The Company had $20.0 million borrowings related to the BTFP as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company also had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing a fixed interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $3.5 million, or 3.3%, to $110.4 million as of June 30, 2024, from $106.9 million as of December 31, 2023. The increase included net income of $6.2 million, $42,000 related to stock compensation expenses and $4,000 net after-tax increase in accumulated other comprehensive loss. The increases were partly offset by the repurchase of common stock in the amount of $498,000 and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $776,000 and $1.4 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands, except percentages)	June 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$90,517	11.78%	$86,847	13.97%
Common Equity Tier 1 (to Risk Weighted Assets)	73,267	14.43	69,597	15.74
Tier 1 Capital (to Risk Weighted Assets)	90,517	17.83	86,847	19.65
Total Capital (to Risk Weighted Assets)	96,891	19.09	92,385	20.90

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$91,308	12.01%	$87,488	14.26%
Common Equity Tier 1 (to Risk Weighted Assets)	91,308	18.17	87,488	20.04
Tier 1 Capital (to Risk Weighted Assets)	91,308	18.17	87,488	20.04
Total Capital (to Risk Weighted Assets)	97,617	19.43	92,957	21.29

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of June 30, 2024, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of June 30, 2024, the Company had approximately $61.5 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of June 30, 2024, the Company’s borrowing capacity with the FHLB was $54.5 million based upon loan collateral pledged to the FHLB, of which none was utilized as of June 30, 2024.

The borrowing capacity on the discount line of credit with the FRB was $38.8 million, of which none was utilized as of June 30, 2024. During March 2023, the Federal Reserve created the BTFP, which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of June 30, 2024, securities with a par value of $20.1 million were pledged to the Federal Reserve under this program, of which $20.0 million was borrowed against. In addition, the Company has approximately $183.4 million of SBA guaranteed loans held for investment that could be sold to investors.

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

As of June 30, 2024, we had commitments to extend credit and standby letters of credit of approximately $66.8 million and $162,000, respectively.

Allowance For Credit Losses–- Off-Balance-Sheet Credit Exposures. The allowance for credit losses for off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding commitments to extend credit and letters of credit detailed above. The allowance for credit losses for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. Upon adoption of ASC 326 on January 1, 2023, the impact of adoption was $238,000 to the allowance for credit losses for off-balance-sheet credit exposure. The allowance for credit losses on off-balance-sheet credit exposures totaled $374,000 and $192,000 at June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, we recognized a credit loss expense related to off-balance-sheet credit exposures totaling $38,000 and $182,000, respectively. During the three months ended June 30, 2023, we reversed $25,000 credit loss expense, and during the six months ended June 30, 2023, we recognized a credit loss expense totaling $10,000. Further information regarding our policies and methodology used to estimate the allowance for credit losses for off-balance-sheet credit exposures is presented in Note 11 – Commitments and Contingencies in the accompanying notes to consolidated financial statements.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of June 30, 2024:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	6.84
+100	3.40
-100	(4.06)
-200	(7.08)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed under Item 1A., “Risk Factors,” of the Company’s 2023 Form 10-K. The risks described in our 2023 Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

TECTONIC FINANCIAL, INC.

Date: August 14, 2024	By:	/s/ A. Haag Sherman
A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage
Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer