Form 10-Q
period 2024-09-30
Tectonic Financial, Inc.
filed 2024-11-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of November 13, 2024 was 7,057,080 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,756	$5,016
Interest-bearing deposits	94,815	52,481
Federal funds sold	1,194	1,270
Total cash and cash equivalents	102,765	58,767
Securities available for sale	24,106	22,977
Securities held to maturity	22,670	24,194
Securities, restricted at cost	4,256	4,176
Loans held for sale	38,250	26,573
Loans, net of allowance for credit losses of $8,736 and $6,308, respectively	612,013	494,787
Bank premises and equipment, net	4,790	4,758
Core deposit intangible, net	201	359
Goodwill	21,440	21,440
Deferred tax asset	1,110	889
Other assets	15,902	18,426
Total assets	$847,503	$677,346

LIABILITIES
Demand deposits:
Non-interest-bearing	$62,341	$68,433
Interest-bearing	174,982	150,023
Time deposits	448,775	308,435
Total deposits	686,098	526,891
Borrowed funds	20,000	21,000
Subordinated notes	12,000	12,000
Other liabilities	16,597	10,598
Total liabilities	734,695	570,489
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred Stock 9.00% fixed to floating rate series B non-cumulative, perpetual ($.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at September 30, 2024 and December 31, 2023)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,186,453 shares issued and 7,057,080 shares outstanding at September 30, 2024 and 7,186,453 shares issued and 7,102,680 shares outstanding at December 31, 2023	72	72
Additional paid-in capital	49,980	51,246
Treasury stock, at cost; 129,373 shares and 83,773 shares as of September 30, 2024, and December 31, 2023	(2,432)	(1,575)
Retained earnings	66,419	58,917
Accumulated other comprehensive loss	(1,248)	(1,820)
Total shareholders’ equity	112,808	106,857
Total liabilities and shareholders’ equity	$847,503	$677,346

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and share amounts)	2024	2023	2024	2023
Interest Income
Loan, including fees	$15,002	$10,590	$40,978	$30,028
Securities	558	513	1,682	1,527
Federal funds sold	14	12	40	31
Interest-bearing deposits	1,214	578	4,013	2,274
Total interest income	16,788	11,693	46,713	33,860
Interest Expense
Deposits	7,829	4,788	21,642	12,428
Borrowed funds	586	339	1,762	1,000
Total interest expense	8,415	5,127	23,404	13,428
Net interest income	8,373	6,566	23,309	20,432
Provision for credit losses	606	(38)	3,184	732
Net interest income after provision for credit losses	7,767	6,604	20,125	19,700
Non-interest Income
Trust income	1,901	1,664	5,483	4,764
Gain on sale of loans	234	-	234	581
Advisory income	4,361	3,643	12,419	10,803
Brokerage income	1,770	1,986	5,680	5,765
Service fees and other income	2,820	2,740	8,333	8,129
Rental income	90	92	267	218
Total non-interest income	11,176	10,125	32,416	30,260
Non-interest Expense
Salaries and employee benefits	8,900	7,614	26,433	23,117
Occupancy and equipment	503	499	1,521	1,445
Trust expenses	669	648	1,859	1,711
Brokerage and advisory direct costs	521	497	1,558	1,440
Professional fees	478	367	1,380	1,428
Data processing	300	241	871	647
Other	1,880	1,537	5,319	4,987
Total non-interest expense	13,251	11,403	38,941	34,775
Income before Income Taxes	5,692	5,326	13,600	15,185
Income tax expense	952	1,156	2,653	3,280
Net Income	4,740	4,170	10,947	11,905
Preferred stock dividends	543	388	1,319	1,164
Net income available to common stockholders	$4,197	$3,782	$9,628	$10,741

Earnings per common share:
Basic	$0.59	$0.54	$1.36	$1.52
Diluted	0.58	0.52	1.33	1.47

Weighted average common shares outstanding	7,064,006	7,063,564	7,083,795	7,066,117
Weighted average diluted shares outstanding	7,223,366	7,296,069	7,244,396	7,298,622

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net Income	$4,740	$4,170	$10,947	$11,905
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	719	(361)	724	(47)
Tax effect	151	(76)	152	(10)
Other comprehensive income (loss)	568	(285)	572	(37)
Comprehensive Income	$5,308	$3,885	$11,519	$11,868

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2023	$17	$71	$50,695	$(481)	$48,564	$(2,368)	$96,498
Cumulative change in accounting principle (adoption of ASC 326)	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	4,714	-	4,714
Other comprehensive income	-	-	-	-	-	338	338
Stock based compensation	-	-	75	-	-	-	75
Balance at March 31, 2023	$17	$71	$50,820	$(481)	$51,162	$(2,030)	$99,559
Purchase of treasury stock at cost	-	-	-	(100)	-	-	(100)
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(442)	-	(442)
Net income	-	-	-	-	3,021	-	3,021
Other comprehensive loss	-	-	-	-	-	(90)	(90)
Stock based compensation	-	-	75	-	-	-	75
Balance at June 30, 2023	$17	$71	$50,945	$(581)	$53,353	$(2,120)	$101,685
Repayments of note receivable utilized to exercise options	-	-	50	-	-	-	50
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(441)	-	(441)
Net income	-	-	-	-	4,170	-	4,170
Other comprehensive loss	-	-	-	-	-	(285)	(285)
Stock based compensation	-	-	76	-	-	-	76
Balance at September 30, 2023	$17	$71	$50,071	$(581)	$56,694	$(2,405)	$104,867

Balance at January 1, 2024	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(710)	-	(710)
Net income	-	-	-	-	3,061	-	3,061
Other comprehensive loss	-	-	-	-	-	(140)	(140)
Stock based compensation	-	-	21	-	-	-	21
Balance at March 31, 2024	$17	$72	$51,267	$(1,824)	$60,880	$(1,960)	$108,452
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(709)	-	(709)
Net income	-	-	-	-	3,146	-	3,146
Other comprehensive income	-	-	-	-	-	144	144
Stock based compensation	-	-	21	-	-	-	21
Balance at June 30, 2024	$17	$72	$51,288	$(2,073)	$62,929	$(1,816)	$110,417
Purchase of treasury stock at cost	-	-	-	(359)	-	-	(359)
Repurchase of stock options	-	-	(1,329)	-	-	-	(1,329)
Dividends paid on Series B preferred stock	-	-	-	-	(543)	-	(543)
Dividends paid on common stock	-	-	-	-	(707)	-	(707)
Net income	-	-	-	-	4,740	-	4,740
Other comprehensive income	-	-	-	-	-	568	568
Stock based compensation	-	-	21	-	-	-	21
Balance at September 30, 2024	$17	$72	$49,980	$(2,432)	$66,419	$(1,248)	$112,808

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$10,947	$11,905
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	3,184	732
Depreciation and amortization	181	183
Amortization of premium (accretion of discount) on loans	45	(14)
Core deposit intangible amortization	158	157
Securities discount accretion, net	(44)	(61)
Origination of loans held for sale	(83,035)	(34,859)
Proceeds from payments and sales of loans held for sale	4,507	6,565
Gain on sale of loans	(234)	(581)
Stock based compensation	63	226
Deferred income taxes	(373)	(13)
Servicing assets, net	61	4
Net change in:
Other assets	2,527	(1,299)
Other liabilities	5,677	589
Net cash used in operating activities	(56,336)	(16,466)
Cash Flows from Investing Activities
Purchase of securities available for sale	(303,539)	(302,877)
Principal payments, calls and maturities of securities available for sale	303,214	302,119
Principal payments of securities held to maturity	1,489	1,115
Purchase of securities, restricted	(7,536)	(8,957)
Proceeds from sale of securities, restricted	7,455	8,303
Purchase of securities not readily marketable	-	(217)
Net change in loans	(53,111)	17,830
Purchases of premises and equipment	(213)	(383)
Net cash (used in) provided by investing activities	(52,241)	16,933
Cash Flows from Financing Activities
Net change in demand deposits	18,867	11,962
Net change in time deposits	140,339	(4,411)
Proceeds from borrowed funds	307,600	348,400
Repayment of borrowed funds	(308,600)	(348,400)
Dividends paid on common stock	(2,126)	(1,325)
Dividends paid on Series B preferred stock	(1,319)	(1,164)
Repayments on note receivable utilized to exercise stock options	-	150
Purchase of treasury stock at cost	(857)	(100)
Repurchase of stock options	(1,329)	-
Net cash provided by financing activities	152,575	5,112
Net change in cash and cash equivalents	43,998	5,579
Cash and cash equivalents at beginning of period	58,767	42,155
Cash and cash equivalents at end of period	$102,765	$47,734

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$67,022	$47,305
Lease liabilities incurred in exchange for right-of-use assets	$117	$61
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,389	$13,365
Income taxes	$2,775	$2,500

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of results that may be expected for the full year ending December 31, 2024.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. Upon adoption, the Company determined that an allowance for credit losses for debt securities was not required. At September 30, 2024 and December 31, 2023, no allowance for credit losses - available-for-sale securities was recorded.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$4,197	$3,782	$9,628	$10,741
Weighted average shares outstanding	7,064	7,064	7,084	7,066
Effect of dilutive shares:	159	232	160	233

Weighted average diluted shares outstanding	7,223	7,296	7,244	7,299

Basic earnings per share	$0.59	$0.54	$1.36	$1.52
Diluted earnings per share	$0.58	$0.52	$1.33	$1.47

Subsequent Events. The Company has evaluated subsequent events and transactions from September 30, 2024 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$2,981	$-	$1	$-	$2,980
U.S. government agencies	15,591	-	1,466	-	14,125
Mortgage-backed securities	7,114	52	165	-	7,001
Total securities available for sale	$25,686	$52	$1,632	$-	$24,106

Securities held to maturity:
Property assessed clean energy	$934	$16	$-	$-	$950
Public improvement district/tax increment reinvestment zone	21,736	233	213	-	21,756
Total securities held to maturity	$22,670	$249	$213	$-	$22,706

Securities, restricted:
Other	$4,256	$-	$-	$-	$4,256

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,906	$-	$12	$-	$3,894
U.S. government agencies	15,644	-	2,017	-	13,627
Mortgage-backed securities	5,731	-	275	-	5,456
Total securities available for sale	$25,281	$-	$2,304	$-	$22,977

Securities held to maturity:
Property assessed clean energy	$1,326	$-	$72	$-	$1,254
Public improvement district/tax increment reinvestment zone	22,868	592	865	-	22,595
Total securities held to maturity	$24,194	$592	$937	$-	$23,849

Securities, restricted:
Other	$4,176	$-	$-	$-	$4,176

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

During each of the three and nine months ended September 30, 2024 and 2023, no securities available for sale were sold, and there were no realized gains or losses recorded on sales for each of the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, securities available for sale with a fair value of $992,000 and $988,000, respectively, were pledged against trust deposit balances held at the Bank. In March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the par value of available for sale securities to be included as the collateral value. As of September 30, 2024, securities with a par value of $20.0 million were pledged to the Federal Reserve under the BTFP, of which $20.0 million was borrowed against. As of September 30, 2024, there were no securities pledged to secure borrowings at the FHLB.

As of each of September 30, 2024 and December 31, 2023, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $2.0 million as of each of September 30, 2024 and December 31, 2023, all of which were classified as securities, restricted.

The table below indicates the length of time individual investment securities have been in a continuous loss position as of September 30, 2024:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Treasuries	$2,980	$1	$-	$-	$2,980	$1
U.S. government agencies	-	-	14,125	1,466	14,125	1,466
Mortgage-backed securities	-	-	4,305	165	4,305	165
Total	$2,980	$1	$18,430	$1,631	$21,410	$1,632

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses in accordance with ASC 326. The Company had a total of twenty-one (21) investment positions in the unrealized loss position as of September 30, 2024. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of September 30, 2024, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of September 30, 2024 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,981	$3,946	$-	$-
Due after one year through five years	10,998	10,191	672	665
Due after five years through ten years	75	73	339	341
Due after ten years	3,518	2,895	21,659	21,700
Mortgage-backed securities	7,114	7,001	-	-
Total	$25,686	$24,106	$22,670	$22,706

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$78,149	$82,483
Consumer installment	619	900
Real estate – residential	9,868	8,181
Real estate – commercial	72,647	68,792
Real estate – construction and land	39,982	44,663
SBA:
SBA 7(a) guaranteed	212,826	162,144
SBA 7(a) unguaranteed	87,749	64,858
SBA 504	83,018	41,906
USDA	2,122	2,124
Factored receivables	33,769	25,044
Gross loans	620,749	501,095
Less:
Allowance for credit losses	8,736	6,308
Net loans	$612,013	$494,787

As of September 30, 2024, our loan portfolio included $74.7 million of loans, or approximately 11.9%, of our total funded loans held for investment to the dental industry, as compared to $78.2 million of loans, or 15.6% of total funded loans held for investment, as of December 31, 2023. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $4.1 million and $3.1 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

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

The Company had $38.3 million and $26.6 million of SBA/USDA loans held for sale as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company sold the guaranteed portion of one SBA 7(a) loan totaling $3.8 million, resulting in a gain on sale of loans of $234,000. During the nine months ended September 30, 2023, the Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale of loans of $581,000. There were no loan sales during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the Company elected to reclassify $37.6 million and $67.0 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion). The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market. As of September 30, 2024 and December 31, 2023, the total amount of loans that the Company sold in the secondary market yet retained the servicing of such loans was $39.9 million and $37.9 million, respectively.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

	September 30, 2024		December 31, 2023
(In thousands)	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses
Commercial and industrial	$2,346	$1,714	$-	$-
Real estate - residential	120	120	221	221
SBA guaranteed	9,212	9,212	1,951	1,951
SBA unguaranteed	2,760	1,943	251	251
Total	$14,438	$12,989	$2,423	$2,423

The Company recognized $188,000 of interest income on non-accrual loans during the three and nine months ended September 30, 2024. The Company did not recognize any interest income on non-accrual loans during the three and nine months ended September 30, 2023.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the three and nine months ended September 30, 2024, there was one SBA 7(a) loan with a balance of $798,000, or 0.13% of total loans as of September 30, 2024 that included a modification for an interest rate reduction. The financial effects of the loan modification made to borrowers experiencing financial difficulty were not significant during the nine months ended September 30, 2024. There were no loans that were modified due to the borrowers experiencing financial difficulty in the preceding twelve months that were past due for each of the three and nine months ended September 30, 2024 and 2023.

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

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2024 and December 31, 2023:

(In thousands)	Real Estate	Business Assets	Total
September 30, 2024
SBA guaranteed	$1,141	$1,182	$2,323
SBA unguaranteed	380	323	703
Total	$1,521	$1,505	$3,026

December 31, 2023
Real estate - residential	$221	$-	$221
SBA unguaranteed	251	-	251
Total	$472	$-	$472

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

						Total 90
		90 Days				Days or More
	30-89 Days	or More	Total	Total	Total	Past Due
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Still Accruing
September 30, 2024
Commercial and industrial	$19	$586	$605	$77,544	$78,149	$-
Consumer installment	-	-	-	619	619	-
Real estate – residential	63	-	63	9,805	9,868	-
Real estate – commercial	-	-	-	72,647	72,647	-
Real estate – construction and land	6,849	-	6,849	33,133	39,982	-
SBA	6,945	1,835	8,780	374,813	383,593	-
USDA	-	-	-	2,122	2,122	-
Factored receivables	1,246	39	1,285	32,484	33,769	39
Total	$15,122	$2,460	$17,582	$603,167	$620,749	$39

December 31, 2023
Commercial and industrial	$30	$-	$30	$82,453	$82,483	$-
Consumer installment	-	-	-	900	900	-
Real estate – residential	93	-	93	8,088	8,181	-
Real estate – commercial	-	-	-	68,792	68,792	-
Real estate – construction and land	-	-	-	44,663	44,663	-
SBA	-	1,167	1,167	267,741	268,908	-
USDA	-	-	-	2,124	2,124	-
Factored receivables	879	147	1,026	24,018	25,044	147
Total	$1,002	$1,314	$2,316	$498,779	$501,095	$147

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of September 30, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$5,092	$11,160	$22,082	$6,078	$6,432	$10,400	$1,622	$62,866
Pass-watch	1,415	-	-	-	525	-	-	1,940
Special mention	-	-	-	8,955	-	-	-	8,955
Substandard	-	1,504	-	317	328	1,607	-	3,756
Doubtful	-	-	553		79	-	-	632
Total	$6,507	$12,664	$22,635	$15,350	$7,364	$12,007	$1,622	$78,149
Current period gross write-offs	$-	$-	$-	$4	$-	$-	$-	$4
Consumer installment
Pass	$37	$109	$100	$171	$-	$142	$60	$619
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$37	$109	$100	$171	$-	$142	$60	$619
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$677	$469	$4,723	$2,043	$914	$614	$-	$9,440
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	308	-	-	-	-	120	-	428
Doubtful	-	-	-	-	-	-	-	-
Total	$985	$469	$4,723	$2,043	$914	$734	$-	$9,868
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$13,872	$7,260	$12,341	$14,759	$4,410	$20,005	$-	$72,647
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$13,872	$7,260	$12,341	$14,759	$4,410	$20,005	$-	$72,647
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$8,545	$13,179	$11,464	$-	$-	$-	$-	$33,188
Pass-watch	-	-	6,794	-	-	-	-	6,794
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$8,545	$13,179	$18,258	$-	$-	$-	$-	$39,982
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7(a)
Pass	$66,292	$59,663	$48,446	$55,694	$16,865	$41,380	$-	$288,340
Pass-watch	103	195	196	-	-	-	-	494
Special mention	336	1,102	897	389	-	-	-	2,724
Substandard	517	1,706	1,175	853	1,102	3,058	-	8,411
Doubtful	-	-	283	323	-	-	-	606
Loss	-	-	-	-	-	-	-	-
Total	$67,248	$62,666	$50,997	$57,259	$17,967	$44,438	$-	$300,575
Current period gross write-offs	$-	$-	$-	$-	$-	$56	$-	$56
SBA 504
Pass	$10,638	$24,119	$10,055	$2,619	$5,967	$11,909	$-	$65,307
Pass-watch	-	2,546	7,349	3,834	-	-	-	13,729
Special mention	-	-	-	-	-	638	-	638
Substandard	-	-	-	-	-	3,344	-	3,344
Doubtful	-	-	-	-	-	-	-	-
Total	$10,638	$26,665	$17,404	$6,453	$5,967	$15,891	$-	$83,018
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
USDA
Pass	$-	$-	-	$-	$-	$798	$-	$798
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,324	-	-	-	-	1,324
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,324	$-	$-	$798	$-	$2,122
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$33,769	$-	$-	$-	$-	$-	$-	$33,769
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$33,769	$-	$-	$-	$-	$-	$-	$33,769
Current period gross write-offs	$454	$221	$5	$-	$-	$-	$-	$680
Total
Pass	$138,922	$115,959	$109,211	$81,364	$34,588	$85,248	$1,682	$566,974
Pass-watch	1,518	2,741	14,339	3,834	525	-	-	22,957
Special mention	336	1,102	897	9,344	-	638	-	12,317
Substandard	825	3,210	2,499	1,170	1,430	8,129	-	17,263
Doubtful	-	-	836	323	79	-	-	1,238
Loss	-	-	-	-	-	-		-
Total	$141,601	$123,012	$127,782	$96,035	$36,622	$94,015	$1,682	$620,749
Current period gross write-offs	$454	$221	$5	$4	$-	$56	$-	$740

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
SBA 7(a)
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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Three months ended:
September 30, 2024
Beginning Balance	$2,434	$14	$90	$682	$188	$4,203	$22	$643	$8,276
Provision for credit losses	(167)	1	7	55	(62)	633	-		467
Charge-offs	(4)	-	-	-	-	-	-	(111)	(115)
Recoveries	-	-	-	-	-	23	-	85	108
Net (charge-offs) recoveries	(4)	-	-	-	-	23	-	(26)	(7)
Ending balance	$2,263	$15	$97	$737	$126	$4,859	$22	$617	$8,736

September 30, 2023
Beginning Balance	$2,454	$21	$57	$613	$51	$2,329	$18	$595	$6,138
Provision for credit losses	-	-	-	-	-	-	-	(38)	(38)
Charge-offs	(14)	-	-	-	-	-	-	(155)	(169)
Recoveries	-	-	-	-	-	15	-	52	67
Net (charge-offs) recoveries	(14)	-	-	-	-	15	-	(103)	(102)
Ending balance	$2,440	$21	$57	$613	$51	$2,344	$18	$454	$5,998

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total
Nine months ended:
September 30, 2024
Beginning Balance	$2,495	$18	$71	$616	$143	$2,484	$19	$462	$6,308
Provision for credit losses	(228)	(3)	26	121	(17)	2,378	3	582	2,862
Charge-offs	(4)	-	-	-	-	(56)	-	(680)	(740)
Recoveries	-	-	-	-	-	53	-	253	306
Net charge-offs	(4)	-	-	-	-	(3)	-	(427)	(434)
Ending balance	$2,263	$15	$97	$737	$126	$4,859	$22	$617	$8,736

September 30, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adoption ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	110	(6)	10	22	(61)	483	-	164	722
Charge-offs	(14)	-	-	-	-	(328)	-	(454)	(796)
Recoveries	-	-	-	-	-	33	-	136	169
Net charge-offs	(14)	-	-	-	-	(295)	-	(318)	(627)
Ending balance	$2,440	$21	$57	$613	$51	$2,344	$18	$454	$5,998

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of September 30, 2024 and December 31, 2023, right-of-use assets totaled $2.0 million and $2.6 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of September 30, 2024 and December 31, 2023 totaled $2.1 million and $2.7 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheets. As of September 30, 2024, the weighted average remaining lease term is sixty-one (61) months, and the weighted average discount rate is 4.03%.

As of September 30, 2024, the minimum rental commitments under these non-cancelable operating leases as of September 30, 2024 through 2031 were as follows:

(In thousands)
2024	$190
2025	769
2026	509
2027	228
2028	178
2029 and thereafter	524
Total minimum rental payments	2,398
Less: Interest	(258)
Present value of lease liabilities	$2,140

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of September 30, 2024 through 2031 were as follows:

(In thousands)
2024	$92
2025	382
2026	303
2027	236
2028	122
2029 and thereafter	149
Total minimum rental payments	$1,284

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Goodwill	$21,440	$21,440
Core deposit intangible, net	201	359

Core deposit intangible is amortized on a straight-line basis over the initial estimated lives of the deposits, which range from five (5) to twelve (12) years. The core deposit intangible amortization totaled $53,000 for each of the three months ended September 30, 2024 and 2023, and $158,000 and $157,000 for the nine months ended September 30, 2024 and 2023, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of September 30, 2024 and December 31, 2023 were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,507)	(1,349)
Net carrying amount	$201	$359

The estimated amortization expense of the core deposit intangible remaining as of September 30, 2024 was as follows:

(In thousands)
2024	$52
2025	149
Total	$201

Note 6. Deposits

Deposits were as follows as of the dates indicated:

(In thousands, except percentages)	September 30, 2024		December 31, 2023
Non-interest bearing demand	$62,341	9%	$68,433	13%
Interest-bearing demand (NOW)	4,339	1	4,295	1
Money market accounts	165,645	24	139,596	25
Savings accounts	4,998	1	6,132	2
Time deposits	448,775	65	308,435	59
Total	$686,098	100%	$526,891	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of September 30, 2024 and December 31, 2023 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $60.2 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of each of September 30, 2024 and December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $40.4 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of each of September 30, 2024 and December 31, 2023.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $20.0 million to provide additional liquidity to meet the needs of depositors as of September 30, 2024. Borrowings related to the BTFP was $20.0 million and $21.0 million as of September 30, 2024 and December 31, 2023, respectively, with an interest rate of 4.85% and maturing on December 26, 2024.

As of September 30, 2024 and December 31, 2023, TBI had outstanding subordinated notes for $8.0 million issued in 2017 (the “2017 Notes”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of September 30, 2024 and December 31, 2023, the interest rate on the 2017 Notes was 10.67% and 10.78%, respectively. TBI also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of September 30, 2024 and December 31, 2023, the interest rate on the 2018 Note was 9.90% and 10.00%, respectively. Each of the 2017 Notes and the 2018 Note are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second plan covering substantially all employees of Sanders Morris, Tectonic Advisors and the Company.

Under the plans, the Company matches 100% of the employee’s contribution on the first 1% of the plan participant’s compensation, and 50% of the plan participant’s contribution on the next 5% of the plan participant’s compensation. An eligible plan participant may contribute up to the annual maximum contribution allowed for a given year under guidance from the Internal Revenue Service. At its discretion, the Company may also make additional annual contributions to the plans. Any discretionary contributions are allocated to plan participants in the proportion of plan participant contributions to the total contributions of all participants in the plans. No discretionary contributions were made during the three and nine months ended September 30, 2024 and 2023.

The amount of employer contributions charged to expense under the two plans was $169,000 and $630,000 for the three and nine months ended September 30, 2024, respectively, and $150,000 and $533,000 for the three and nine months ended September 30, 2023, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There were no accruals payable to the plans as of each of September 30, 2024 and December 31, 2023.

Note 9. Income Taxes

Income tax expense was approximately $952,000 and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. The Company’s effective income tax rate was 16.7% and 19.5% for the three and nine months ended September 30, 2024, respectively, and 21.7% and 21.6% for the three and nine months ended September 30, 2023, respectively. The effective tax rate is affected by the income tax effects of nondeductible expenses related to stock options among other things.

Net deferred tax assets totaled $1.1 million and $889,000 at September 30, 2024 and December 31, 2023, respectively. The Company files U.S. federal and state income tax returns.

Note 10. Stock Compensation Plans

The Company’s board of directors and common stock shareholders adopted the Tectonic Financial, Inc. 2017 Equity Incentive Plan (the “Plan”) in May 2017 in connection with the Company’s acquisition of TBI. The Plan was amended and restated by the Company’s board of directors and common stock shareholders effective March 27, 2019 in connection with the Company’s initial public offering of its shares of Series B preferred stock. The Plan is administered by the Compensation Committee of the Company’s board of directors and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each stock option is no longer than 10 years from the date of the grant.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 per share and an intrinsic value of $6.92 per share were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under this note receivable. The shares were subject to a right of repurchase by the Company under certain circumstances, which right expired on December 31, 2023.

During the three and nine months ended September 30, 2024, the Company repurchased 100,000 fully vested stock options for consideration equal to $18.80 per share less the option exercise price applicable to the stock options, which was an average of $5.70 per share. The effect of the repurchase on the Company’s financial statements was substantially similar to the effect had the options been exercised in a cashless exercise, with the exception that due to the options not having been exercised, they were returned to the authorized shares available under the Plan.

The number of options outstanding at September 30, 2024 and December 31, 2023 was 67,500 and 167,500, respectively, and the weighted average exercise price at September 30, 2024 and December 31, 2023 was $5.23 and $5.51, respectively. The weighted average contractual life as of September 30, 2024 and December 31, 2023 was 2.62 years and 3.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at September 30, 2024 and December 31, 2023 was $1.90 and $1.98, respectively.

As of September 30, 2024, all 67,500 stock options outstanding were vested, and there was no unrecognized compensation cost. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded no salaries and employee benefits expense on our consolidated statements of income in connection with the Plan for the three and nine months ended September 30, 2024, and recorded expense of $20,000 and $61,000 for the three and nine months ended September 30, 2023, respectively, related to the stock options.

The Company granted restricted stock awards totaling 210,000 shares of common stock on September 30, 2020. The vesting schedules vary by award, with all of the awards vesting over a three-year period from 2023 through 2025.

As of September 30, 2024, 78,000 awarded shares of restricted stock were outstanding, and the grant date fair value was $4.81. None of the outstanding restricted stock awards were vested as of September 30, 2024 and December 31, 2023. The weighted average contractual life as of September 30, 2024 and December 31, 2023 was 0.43 years and 1.18 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the Plan of approximately $21,000 and $63,000 for the three and nine months ended September 30, 2024, respectively, and $20,000 and $61,000 for the three and nine months ended September 30, 2023, respectively, related to the restricted stock awards. As of September 30, 2024, there was $34,000 of unrecognized compensation cost related to the restricted stock awards.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for credit losses on the Company’s consolidated statements of income. The following table summarizes loan commitments as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Undisbursed loan commitments	$77,641	$45,743
Standby letters of credit	162	162
Total	$77,803	$45,905

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

The following table details activity in the allowance for credit losses for off-balance-sheet commitments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$374	$248	$192	$-
Impact of adopting ASC 326	-	-	-	238
Provision for off-balance sheet credit losses	139	-	321	10
Ending balance	$513	$248	$513	$248

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of September 30, 2024 and December 31, 2023.

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 30% of the voting ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $93,000 and $214,000 during the three and nine months ended September 30, 2024, respectively, and $86,000 and $139,000 for the three and nine months September 30, 2023, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. In a given period, fees are received from custodians by both Cain Watters and Tectonic Advisors under the various agreements, and at times, these amounts are in excess of amounts payable under the Tectonic Advisors-CWA Services Agreement, such that amounts may be payable back to Cain Watters. The Company had $222,000 and $95,000 in fees payable related to these services at September 30, 2024 and December 31, 2023, respectively, which is included in other liabilities on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $234,000 and $215,000 payable to Cain Watters related to this agreement at September 30, 2024 and December 31, 2023, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $5.3 million and $7.7 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of each of September 30, 2024 and December 31, 2023.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of September 30, 2024 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well-capitalized” under the FDIC’s prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of September 30, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company, on a consolidated basis, and the Bank, on a bank-only basis, are as follows as of the dates indicated:

	Actual		Minimum Capital Required–- Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$99,026	18.59%	$55,943	10.50%	$53,279	10.00%
T Bank, N.A. (bank only)	101,465	19.18	55,551	10.50	52,905	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	92,335	17.33	45,287	8.50	42,623	8.00
T Bank, N.A. (bank only)	94,819	17.92	44,970	8.50	42,324	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	75,085	14.09	37,295	7.00	34,631	6.50
T Bank, N.A. (bank only)	94,819	17.92	37,034	7.00	34,389	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	92,335	11.48	32,186	4.00	40,232	5.00
T Bank, N.A. (bank only)	94,819	11.91	31,851	4.00	39,814	5.00

As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$92,385	20.90%	$46,415	10.50%	$44,205	10.00%
T Bank, N.A. (bank only)	92,957	21.29	45,835	10.50	43,652	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	86,847	19.65	37,574	8.50	35,364	8.00
T Bank, N.A. (bank only)	87,488	20.04	37,105	8.50	34,922	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	69,597	15.74	30,944	7.00	28,733	6.50
T Bank, N.A. (bank only)	87,488	20.04	30,557	7.00	28,374	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	86,847	13.97	24,861	4.00	31,076	5.00
T Bank, N.A. (bank only)	87,488	14.26	24,534	4.00	30,667	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of September 30, 2024, approximately $32.0 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well-capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2024
Income Statement
Total interest income	$16,788	$-	$-	$16,788
Total interest expense	8,090	-	325	8,415
Provision for credit losses	606	-	-	606
Net interest income (loss) after provision for credit losses	8,092	-	(325)	7,767
Non-interest income	646	10,530	-	11,176
Depreciation and amortization expense	102	8	3	113
All other non-interest expense	5,606	6,375	1,157	13,138
Income (loss) before income tax	$3,030	$4,147	$(1,485)	$5,692

Goodwill and other intangibles	$19,291	$2,350	$-	$21,641
Total assets	$833,796	$13,164	$543	$847,503

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2024
Income Statement
Total interest income	$46,713	$-	$-	$46,713
Total interest expense	22,435	-	969	23,404
Provision for credit losses	3,184	-	-	3,184
Net interest income (loss) after provision for credit losses	21,094	-	(969)	20,125
Non-interest income	1,398	31,018	-	32,416
Depreciation and amortization expense	306	24	8	338
All other non-interest expense	15,690	19,364	3,549	38,603
Income (loss) before income tax	$6,496	$11,630	$(4,526)	$13,600

Goodwill and other intangibles	$19,291	$2,350	$-	$21,641
Total assets	$833,796	$13,164	$543	$847,503

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Three Months Ended September 30, 2023
Income Statement
Total interest income	$11,693	$-	$-	$11,693
Total interest expense	4,804	-	323	5,127
Provision for credit losses	(38)	-	-	(38)
Net interest income (loss) after provision for credit losses	6,927	-	(323)	6,604
Non-interest income	403	9,722	-	10,125
Depreciation and amortization expense	104	14	-	118
All other non-interest expense	4,345	5,783	1,157	11,285
Income (loss) before income tax	$2,881	$3,925	$(1,480)	$5,326

Goodwill and other intangibles	$19,502	$2,350	$-	$21,852
Total assets	$615,659	$12,775	$858	$629,292

(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated
Nine Months Ended September 30, 2023
Income Statement
Total interest income	$33,860	$-	$-	$33,860
Total interest expense	12,558	-	870	13,428
Provision for credit losses	732	-	-	732
Net interest income (loss) after provision for credit losses	20,570	-	(870)	19,700
Non-interest income	1,664	28,596	-	30,260
Depreciation and amortization expense	302	39	-	341
All other non-interest expense	12,554	19,328	2,552	34,434
Income (loss) before income tax	$9,378	$9,229	$(3,422)	$15,185

Goodwill and other intangibles	$19,502	$2,350	$-	$21,852
Total assets	$615,659	$12,775	$858	$629,292

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as of the dates indicated:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2024
Securities available for sale:
U.S. Treasuries	$-	$2,980	$-	$2,980
U.S. government agencies	-	14,125	-	14,125
Mortgage-backed securities	-	7,001	-	7,001
As of December 31, 2023
Securities available for sale:
U.S. Treasuries	$-	$3,894	$-	$3,894
U.S. government agencies	-	13,627	-	13,627
Mortgage-backed securities	-	5,456	-	5,456

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and nine months ended September 30, 2024 and 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of each of September 30, 2024 and December 31, 2023, there were no foreclosed assets. There were no foreclosed assets re-measured during each of the three and nine months ended September 30, 2024 and 2023.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three and nine months ended September 30, 2024, the Company added servicing assets totaling $63,000 in connection with the sale of a $3.8 million SBA 7(a) loan. During the nine months ended September 30, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. For the nine months ended September 30, 2024, the Company reversed $38,000 of valuation allowance for the servicing assets (recorded during the three months ended March 31, 2024). There was no allowance provision for servicing assets for each of the three and nine months ended September 30, 2023.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows as of the dates indicated:

	September 30, 2024
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$102,765	$102,765
Level 2 inputs:
Securities available for sale	24,106	24,106
Securities, restricted	4,256	4,256
Loans held for sale	38,250	41,381
Accrued interest receivable	5,315	5,315
Level 3 inputs:
Securities held to maturity	22,670	22,706
Loans, net	612,013	606,250
Servicing asset	344	344
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	62,341	62,341
Level 2 inputs:
Interest bearing deposits	623,757	631,177
Borrowed funds	20,000	20,000
Subordinated notes	12,000	12,000
Accrued interest payable	1,928	1,928

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$58,767	$58,767
Level 2 inputs:
Securities available for sale	22,977	22,977
Securities, restricted	4,176	4,176
Loans held for sale	26,573	28,671
Accrued interest receivable	4,829	4,829
Level 3 inputs:
Securities held to maturity	24,194	23,849
Loans, net	494,787	484,848
Servicing asset	321	321
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	68,433	68,433
Level 2 inputs:
Interest bearing deposits	458,458	459,549
Borrowed funds	21,000	21,000
Subordinated notes	12,000	12,000
Accrued interest payable	913	913

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

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
●

the impacts related to or resulting from bank failures and any uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by governmental agencies in response thereto;

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
●

risks associated with any resurgence of elevated levels of inflation or inflationary pressures in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

●	the adequacy of the allowance for credit losses;
●

the impact of changes in market interest rates, whether due to continued elevated interest rates or further reductions in interest rates, which could negatively impact the pricing of our loans and deposits and decrease our net interest income or compress net interest margin;

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

●	environmental liabilities;
●	the impact of changes in U.S. presidential administrations or Congress;
●	regulation of the financial services industry;
●	legislative changes or the adoption of tax reform policies;
●	uncertainty regarding United States fiscal debt, deficit and budget matters;
●	political instability and changes in tariffs and trade barriers;
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
●

changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of ongoing quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the administration of President Biden or the administration of President-elect Trump.

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

The following discussion and analysis presents our consolidated financial condition as of September 30, 2024 and December 31, 2023, and our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2023 Form 10-K.

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

Performance Summary

Net income available to common shareholders increased $416,000, or 11.0%, to $4.2 million for the three months ended September 30, 2024, compared to $3.8 million for the three months ended September 30, 2023. Earnings per diluted common share were $0.58 and $0.52 for the three months ended September 30, 2024 and 2023, respectively. Net income available to common shareholders decreased $1.1 million, or 10.4%, to $9.6 million for the nine months ended September 30, 2024, compared to $10.7 million for the nine months ended September 30, 2023. Earnings per diluted common share were $1.33 and $1.47 for the nine months ended September 30, 2024 and 2023, respectively. The increase in net income available to common shareholders for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily the result of a $1.8 million increase in net interest income and a $1.1 million increase in non-interest income, partly offset by a $644,000 increase in the provision for credit losses, a $1.8 million increase in non-interest expense and a $204,000 decrease in income tax expense. The decrease in net income available to common shareholders for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily the result of a $2.5 million increase in the provision for credit losses and a $4.2 million increase in non-interest expense, partly offset by a $2.9 million increase in net interest income, a $2.2 million increase in non-interest income and a $627,000 decrease in income tax expense. Details of the changes in the various components of net income are discussed below.

For the three months ended September 30, 2024, annual return on average assets was 2.29%, compared to 2.62% for the same period in the prior year, and annual return on average equity was 16.89%, compared to 16.22% for the same period in the prior year. For the nine months ended September 30, 2024, annual return on average assets was 1.87%, compared to 2.49% for the same period in the prior year, and annual return on average equity was 13.41%, compared to 15.93% for the same period in the prior year.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity as of and for the periods indicated:

(Dollars in thousands)	As of and for the Three Months Ended September 30, 2024	As of and for the Three Months Ended September 30, 2023	As of and for the Nine Months Ended September 30, 2024	As of and for the Nine Months Ended September 30, 2023
Income available to common shareholders (a)	$4,197	$3,782	$9,628	$10,741

Average shareholders’ equity	$111,633	$102,017	$109,049	$99,926
Less: average goodwill	21,440	21,440	21,440	21,440
Less: average core deposit intangible	236	446	288	498
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$72,707	$62,881	$70,071	$60,738
Annual return on average tangible common equity (a)/(b)	22.96%	23.86%	18.35%	23.64%

Total assets increased $170.2 million, or 25.1%, to $847.5 million as of September 30, 2024, from $677.3 million as of December 31, 2023. This increase was primarily due to increases of $117.2 million in loans held for investment, $11.7 million in loans held for sale and $44.0 million in cash and cash equivalents, offset by a decrease of $2.5 million in other assets.

Shareholders’ equity increased $5.9 million, or 5.5%, to $112.8 million as of September 30, 2024, from $106.9 million as of December 31, 2023. See the analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included below.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Details of the changes in the various components of net income are discussed below.

Net Interest Income

Net interest income is the difference between interest income on interest-earning assets, such as loans, investment securities, and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in net interest income result from changes in volume and spread, and are reflected in net interest margin, as well as changes in average interest rates. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

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

Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30, 2024 vs September 30, 2023
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$1	$637	$638
Securities	40	5	45
Loans, net of unearned discount (1)	978	3,434	4,412
Total earning assets	1,019	4,076	5,095

Savings and interest-bearing demand	(1)	(2)	(3)
Money market deposit accounts	6	113	119
Time deposits	646	2,279	2,925
FHLB and other borrowings	(2)	247	245
Subordinated notes	2	-	2
Total interest-bearing liabilities	651	2,637	3,288

Changes in net interest income	$368	$1,439	$1,807

(1)	Average loans include non-accrual.

Net interest income increased $1.8 million, or 27.5%, from $6.6 million for the three months ended September 30, 2023 to $8.4 million for the three months ended September 30, 2024. The increase in net interest income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to increases in the average volume of and yield on loans and an increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by increases in the average volume and cost of time deposits. Net interest margin for the three months ended September 30, 2024 and 2023 was 4.25% and 4.43%, respectively, a decrease of 18 basis points.

The average volume of interest-earning assets increased $195.9 million, or 33.3%, from $578.8 million for the three months ended September 30, 2023, to $784.3 million for the three months ended September 30, 2024. The increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 included a $148.4 million, or 30.0%, increase in the average volume of loans, a $46.9 million, or 108.4%, increase in the average volume of interest-bearing deposits and federal funds sold and a $616,000, or 1.2%, increase in securities.

The average yield on interest-earning assets increased 64 basis points from 7.88% for the three months ended September 30, 2023 to 8.52% for the three months ended September 30, 2024 due to the increasing market interest rate environment over the respective periods. The average yield for loans increased 79 basis points from 8.50% for the three months ended September 30, 2023 to 9.29% for the three months ended September 30, 2024. The average yield on interest-bearing deposits and fed funds sold increased just 1 basis point from 5.41% for the three months ended September 30, 2023, to 5.42% for the three months ended September 30, 2024, and the average yield on securities increased 31 basis points from 3.98% for the three months ended September 30, 2023 to 4.29% for the three months ended September 30, 2024.

The average volume of interest-bearing liabilities increased $198.5 million, or 45.8%, from $433.8 million for the three months ended September 30, 2023, to $632.3 million for the three months ended September 30, 2024. The increase for the three months ended September 30, 2024 included a $178.6 million, or 42.4%, increase in the average volume of interest-bearing deposits and a $20.0 million, or 1,793.6%, increase in the average volume of FHLB and other borrowings. The increase in borrowings is related to a $20.0 million advance from FRB for the BTFP. The average rate paid on interest-bearing liabilities increased 60 basis points from 4.69% for the three months ended September 30, 2023 to 5.29% for the three months ended September 30, 2024. The average interest rate paid on interest-bearing deposits increased 68 basis points from 4.52% for the three months ended September 30, 2023, to 5.20% for the three months ended September 30, 2024. The average volume of non-interest-bearing deposits decreased $18.5 million, or 22.2%, from $83.4 million for the three months ended September 30, 2023 to $64.9 million for the three months ended September 30, 2024. The average cost of FHLB and other borrowings decreased 78 basis points from 5.69% for the three months ended September 30, 2023 to 4.92% for the three months ended September 30, 2024 and the average cost of the subordinated debt increased 9 basis points from 10.68% for the three months ended September 30, 2023 to 10.77% for the three months ended September 30, 2024.

Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	September 30, 2024 vs September 30, 2023
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$235	$1,513	$1,748
Securities	106	49	155
Loans, net of unearned discount (1)	3,604	7,346	10,950
Total earning assets	3,945	8,908	12,853

Savings and interest-bearing demand	1	(7)	(6)
Money market deposit accounts	709	784	1,493
Time deposits	2,740	4,987	7,727
FHLB and other borrowings	(13)	676	663
Subordinated notes	99	-	99
Total interest-bearing liabilities	3,536	6,440	9,976

Changes in net interest income	$409	$2,468	$2,877

(1)	Average loans include non-accrual.

Net interest income increased $2.9 million or 14.1%, from $20.4 million for the nine months ended September 30, 2023 to $23.3 million for the nine months ended September 30, 2024. The increase in net interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to increases in the average volume and yield on loans and to a lesser extent an increase in the average volume and the average interest yield of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by increases in the average volume and cost of time deposits and money market deposits and an increase in the average volume of borrowings. Net interest margin for the nine months ended September 30, 2024 and 2023 was 4.20% and 4.58%, respectively, a decrease of 38 basis points.

The average volume of interest-earning assets increased $143.8 million, or 24.1%, from $597.0 million for the nine months ended September 30, 2023, to $740.8 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 included an $105.4 million, or 21.8%, increase in the average volume of loans, a $36.9 million, or 59.5%, increase in the average volume of interest-bearing deposits and federal funds sold and a $1.5 million, or 2.9%, increase in securities.

The average yield on interest-earning assets increased 84 basis points from 7.58% for the nine months ended September 30, 2023 to 8.42% for the nine months ended September 30, 2024 due to the increasing market interest rate environment over the respective periods. The average yield for loans increased 100 basis points from 8.29% for the nine months ended September 30, 2023 to 9.29% for the nine months ended September 30, 2024. The average yield on interest-bearing deposits and fed funds sold increased 50 basis points from 4.97% for the nine months ended September 30, 2023, to 5.47% for the nine months ended September 30, 2024, and the average yield on securities increased 27 basis points from 4.02% for the nine months ended September 30, 2023 to 4.29% for the nine months ended September 30, 2024.

The average volume of interest-bearing liabilities increased $162.4 million, or 37.7%, from $430.3 million for the nine months ended September 30, 2023, to $592.7 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2024 included a $144.0 million, or 34.7%, increase in the average volume of interest-bearing deposits and a $18.4 million, or 576.5%, increase in the average volume of FHLB and other borrowings. The average rate paid on interest-bearing liabilities increased 110 basis points from 4.17% for the nine months ended September 30, 2023 to 5.27% for the nine months ended September 30, 2024. The average interest rate paid on interest-bearing deposits increased 117 basis points from 4.00% for the nine months ended September 30, 2023, to 5.17% for the nine months ended September 30, 2024. The average volume of non-interest-bearing deposits decreased $32.1 million, or 32.7%, from $98.2 million for the nine months ended September 30, 2023 to $66.1 million for the nine months ended September 30, 2024. The average cost of FHLB and other borrowings decreased 54 basis points from 5.46% for the nine months ended September 30, 2023 to 4.92% for the nine months ended September 30, 2024 and the average cost of the subordinated debt increased 110 basis points from 9.69% for the nine months ended September 30, 2023 to 10.79% for the nine months ended September 30, 2024 due to the applicable interest rates on the outstanding subordinated debt transitioning from fixed to floating.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024			2023
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$90,116	$1,228	5.42%	$43,243	$590	5.41%
Securities	51,723	558	4.29	51,107	513	3.98
Loans, net of unearned discount (1)	642,450	15,002	9.29	494,053	10,590	8.50
Total earning assets	784,289	16,788	8.52	588,403	11,693	7.88
Cash and other assets	48,579			48,382
Allowance for credit losses	(8,282)			(6,150)
Total assets	$824,586			$630,635
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$10,100	12	0.47%	$11,703	15	0.51%
Money market deposit accounts	151,627	1,963	5.15	142,477	1,844	5.13
Time deposits	437,498	5,854	5.32	266,484	2,929	4.36
Total interest-bearing deposits	599,225	7,829	5.20	420,664	4,788	4.52
FHLB and other borrowings	21,114	261	4.92	1,115	16	5.69
Subordinated notes	12,000	325	10.77	12,000	323	10.68
Total interest-bearing liabilities	632,339	8,415	5.29	433,779	5,127	4.69
Non-interest-bearing deposits	64,908			83,434
Other liabilities	15,706			11,405
Total liabilities	712,953			528,618
Shareholders’ equity	111,633			102,017
Total liabilities and shareholders’ equity	$824,586			$630,635

Net interest income		$8,373			$6,566
Net interest spread			3.23%			3.19%
Net interest margin			4.25%			4.43%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024			2023
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$98,919	$4,053	5.47%	$62,035	$2,305	4.97%
Securities	52,332	1,682	4.29	50,839	1,527	4.02
Loans, net of unearned discount (1)	589,517	40,978	9.29	484,099	30,028	8.29
Total earning assets	740,768	46,713	8.42	596,973	33,860	7.58
Cash and other assets	49,158			48,110
Allowance for credit losses	(7,129)			(5,659)
Total assets	$782,797			$639,424
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$10,189	36	0.47%	$12,319	42	0.46%
Money market deposit accounts	148,350	5,738	5.17	128,138	4,245	4.43
Time deposits	400,612	15,868	5.29	274,697	8,141	3.96
Total interest-bearing deposits	559,151	21,642	5.17	415,154	12,428	4.00
FHLB and other borrowings	21,546	793	4.92	3,185	130	5.46
Subordinated notes	12,000	969	10.79	12,000	870	9.69
Total interest-bearing liabilities	592,697	23,404	5.27	430,339	13,428	4.17
Non-interest-bearing deposits	66,063			98,171
Other liabilities	14,988			10,987
Total liabilities	673,748			539,497
Shareholders’ equity	109,049			99,927
Total liabilities and shareholders’ equity	$782,797			$639,424

Net interest income		$23,309			$20,432
Net interest spread			3.15%			3.41%
Net interest margin			4.20%			4.58%

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

The following table presents the components of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Provision for credit losses related to:
Loans	$467	$(38)	$2,862	$722
Off-balance sheet credit exposures	139	-	322	10
Total	$606	$(38)	$3,184	$732

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and nine months ended September 30, 2024 was driven by increased loan volume and required specific reserves. See “Allowance for Credit Losses,” below, for further analysis of our provision for credit losses related to loans.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates.

Non-Interest Income

The components of non-interest income were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Trust income	$1,901	$1,664	$5,483	$4,764
Gain on sale of loans	234	-	234	581
Advisory income	4,361	3,643	12,419	10,803
Brokerage income	1,770	1,986	5,680	5,765
Service fees and other income	2,820	2,740	8,333	8,129
Rental income	90	92	267	218
Total	$11,176	$10,125	$32,416	$30,260

Total non-interest income for the three and nine months ended September 30, 2024 increased $1.1 million, or 10.4%, and $2.2 million, or 7.1%, respectively, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and nine months ended September 30, 2024 increased $237,000, or 14.2% and $719,000, or 15.1%, respectively, compared to the same periods in the prior year. The increase in trust income between the periods is due to an increase in the value of trust assets over the three and nine months ended September 30, 2024 compared to the same periods in the prior year. Volatility related to overall economic expectations, impacts of geo-political instability related to the wars in the Middle East and Ukraine, the potential for continued or increasing supply-chain disruptions, and regulatory action, including elevated market interest rates aimed at tempering the inflationary pressures in the United States, and expectations around further decreases in rates by the Federal Reserve from recent highs, all of which are likely to impact the bond and equity markets, or other factors, could result in future net decreases in the average values of our assets held in custody, and/or in a decrease in net flows to our assets held in custody, decreasing our trust income.

Gain on sale of loans. The gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. For the three and nine months ended September 30, 2024, gain on sale of loans increased $234,000, or 100%, and decreased $347,000, or 59.7%, respectively, compared to the same period in the prior year.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. For the three and nine months ended September 30, 2024, advisory income increased $718,000, or 19.7% and $1.6 million, or 15.0%, respectively, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to increases in advisory assets between the two periods from market appreciation of our advisory assets, and to a lesser extent, net inflows. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. In addition to volatility related to general economic expectations, including the recent 0.5% reduction in the benchmark interest rate by the Federal Reserve from recent highs, given signs of stabilizing inflation, expectations of further rate reductions, the potential for renewed inflationary pressures, as well as supply chain disruptions related to geo-political instability, including the ongoing wars in the Middle East and Ukraine, are likely to continue to put pressure on the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on asset volumes and interest rates. Brokerage income for the three and nine months ended September 30, 2024, decreased $216,000, or 10.9% and $85,000, or 1.5%, respectively, compared to the same periods in the prior year. The majority of the decrease was related primarily to a decrease of $104,000 and $563,000 in margin participation interest during the three and nine months ended September 30, 2024, respectively, over the same periods in the prior year, combined with a decrease of $454,000 and $393,000, respectively, in syndicate and private placement income, and a decrease in insurance commissions of $5,000 and $63,000, respectively, during the three and nine months ended September 30, 2024 over the same periods in the prior year. These decreases were partially offset by increases in over-the-counter commissions of $324,000 and $903,000 during the three and nine months ended September 30, 2024, respectively, due to increases in general brokerage activity and trading volumes, and other immaterial increases of $23,000 and $31,000, respectively, during the three and nine months ended September 30, 2024. Economic disruption related to regulatory action by the Federal Reserve with respect to interest rates, including further reductions in rates, or the expectation thereof, and to geo-political factors, among other factors, could lead to renewed stagnation in offering activity given price uncertainty in the face of volatile markets and the potential for interest rates to remain somewhat elevated in the mid-term, which amount to additional risks for companies considering offering activity.

The table below reflects a rollforward of our client assets from December 31, 2022 through September 30, 2024, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2022 through September 30, 2024. Our brokerage and advisory assets experienced an increase of approximately $1.6 billion, or 26.2%, between September 30, 2023 and September 30, 2024, related to market appreciation, and to a lesser extent, net inflows.

(In thousands)	Client Assets
As of December 31, 2022	$5,199,471
Client inflows	1,851,073
Client outflows	(1,192,958)
Net flows	658,115
Market appreciation	244,137
As of September 30, 2023	$6,101,723
Client inflows	564,274
Client outflows	(353,325)
Net flows	210,949
Market appreciation	577,020
As of December 31, 2023	$6,889,692
Client inflows	1,252,348
Client outflows	(1,402,216)
Net flows	(149,868)
Market appreciation	962,761
As of September 30, 2024	$7,702,585

Service fees and other income. Service fees include fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three and nine months ended September 30, 2024 increased $80,000, or 2.9%, and $204,000, or 2.5%, respectively, compared to the same periods in the prior year. The increases were primarily the result of increases in pension administration fees of $80,000 and $449,000, related to increases in the amount of work billed during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. In addition, during the three and nine months ended September 30, 2024, service fees, including loan servicing fees, increased $14,000 and $33,000, respectively, and margin interest income on Sanders Morris Pershing accounts increased $9,000 and $44,000, respectively. Offsetting these increases, during the three and nine months ended September 30, 2024, other income decreased $14,000 and $285,000, respectively, with the large decrease for the nine months ended September 30, 2024 related to the recovery of unclaimed funds at Sanders Morris of $264,000 during the first quarter of 2023. In addition, consulting fees at Sanders Morris decreased $16,000 and $43,000, respectively. Other immaterial fluctuations netted to increases of $7,000 and $6,000 for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year.

Rental income. The Company receives monthly rental income from tenants leasing space in the Bank building. Rental income for the three and nine months ended September 30, 2024 decreased $2,000, or 2.2% and increased $49,000, or 22.5%, respectively, compared to the same periods in the prior year. The increase was related to concessions given to tenants during the three and nine months ended September 30, 2023.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Salaries and employee benefits	$8,900	$7,614	$26,433	$23,117
Occupancy and equipment	503	499	1,521	1,445
Trust expenses	669	648	1,859	1,711
Brokerage and advisory direct costs	521	497	1,558	1,440
Professional fees	478	367	1,380	1,428
Data processing	300	241	871	647
Other	1,880	1,537	5,319	4,987
Total	$13,251	$11,403	$38,941	$34,775

Total non-interest expense for the three and nine months ended September 30, 2024 increased $1.8 million, or 16.2% and $4.2 million, or 12.0%, respectively, compared to the same periods in the prior year, due to increases in salaries and employee benefits, occupancy expense, trust expense, brokerage expense, data processing expense, and other expense, which were partially offset by decreases professional fees expense. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2024 increased $1.3 million, or 16.9%, and $3.3 million, or 14.3%, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in salaries and related payroll expenses in our Banking segment of $1.0 million and $2.6 million, respectively, due to increases in staff headcount and related signing bonuses, and annual merit increases. The increases at the Bank’s Integra division totaled $191,000 and $529,000 for the three and nine months ended September 30, 2024, respectively, and the remaining increases of $1.1 million and $2.1 million, respectively, were primarily in the Bank’s SBA division. Salaries and employee benefits in the Other Financial Services segment increased $376,000 for the three months ended September 30, 2024 and decreased $139,000 for the nine months ended September 30, 2024, which decrease was largely due to the technology and accounting teams move from Tectonic Advisors to HoldCo effective July 1, 2023, offset by merit increases and an increase in headcount. Within the Other Financial Services segment, salaries and employee benefits for the three and nine months ended September 30, 2024 at Tectonic Advisors increased $137,000 and decreased $675,000, respectively. The increase for the three months ended September 30, 2024, was due to merit increases and an increase in headcount, and the decrease for the nine months ended September 30, 2024, is due to the move of the technology and accounting teams to HoldCo, partially offset by merit increases and an increase in headcount. Salaries and employee benefits for the three and nine months ended September 30, 2024 at the Bank’s trust department increased $35,000 and $184,000, respectively, and at the Bank’s Nolan division increased $43,000 and $286,000, respectively, due to an increase in headcount on the Bank’s participant directed plan servicing team, staffing changes, and merit and cost of living increases, as well as increases in benefit premiums. The increase at Sanders Morris for the three and nine months ended September 30, 2024 of $161,000 and $66,000, respectively, was due to merit increases, and increases in commissions earned on brokerage activity related to general over the counter trading between the two periods, which was offset by decreases in commission expense on syndicate and private placement deals, which fell between the two periods. Salaries and employee benefits for the three and nine months ended September 30, 2024 at HoldCo decreased $105,000 and increased $863,000, respectively. The decrease for the three months ended September 30, 2024, was due to a decrease in compensation related to stock grants, and the increase for the nine months ended September 30, 2024, was due to the move of the technology and accounting teams to HoldCo effective July 1, 2023.

Occupancy and equipment expense. Occupancy and equipment expenses for the three and nine months ended September 30, 2024 increased $4,000, or 0.8% and $76,000, or 5.3%, respectively, compared to the same periods in the prior year. The increases were related to increases totaling $41,000 and $34,000, respectively, at the Other Financial Services segment, primarily related to increases in rent at Sanders Morris at both the Houston and Dallas offices. Occupancy and equipment expense increased in the HoldCo segment by $12,000 and $80,000, respectively, for the three and nine months ended September 30, 2024, due to increases in rent at the Houston office and the move of the technology team from Tectonic Advisors to the HoldCo segment in July 2023. These increases were offset by decreases in our Banking segment of $49,000 and $38,000 for the three and nine months ended September 30, 2024, respectively, which were due to a major plumbing renovation in July 2023, partially offset by the re-paving of the parking area at the Bank during the nine months ended September 30, 2024.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include model advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and nine months ended September 30, 2024 increased $21,000, or 3.2% and $148,000, or 8.6%, respectively, compared to the same periods in the prior year due to an increase in the value of trust assets for the three and nine months ended September 30, 2024 over the value during the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and nine months ended September 30, 2024 increased $24,000, or 4.8% and $118,000, or 8.2%, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2024 related primarily to increases in clearing fees, service fees and information service fees at Sanders Morris and Tectonic Advisors of $25,000 and $123,000, respectively, offset by other immaterial decreases of $4,000 and $8,000, respectively.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and nine months ended September 30, 2024, increased $111,000, or 30.2% and decreased $48,000, or 3.4%, respectively, compared to the same periods in the prior year. In our Other Financial Services segment, professional fees increased $36,000 and $44,000, respectively, for the three and nine months ended September 30, 2024 due to an increase in professional fees of $38,000 and $80,000, respectively, related to technology work on our investment services portal. Audit and tax consulting fees increased $9,000 and decreased $6,000, for the three and nine months, respectively, and legal fees decreased $11,000 and $30,000, respectively, compared to the same periods in the prior year. The HoldCo segment had an increase of $84,000 and a decrease of $3,000, respectively, for the three and nine months ended September 30, 2024. The fluctuations for the three and nine months ended September 30, 2024, were primarily due to an increase in audit and tax consulting of $86,000 and $137,000, respectively, related to an adjustment made during the three months ended September 30, 2023, which resulted in a credit balance in audit fees during that period, and differences in timing of recognition compared to the prior year, and increases of $51,000 and $55,000 in legal fees, respectively, related to review and research around our equity structure, offset by decreases in professional fees of $53,000 and $195,000, respectively, related to technology platform work in 2023 using robotic process automation, which carries a higher cost compared to other technology work, but led to significant and ongoing time savings for our Trust team. The decreases in the Banking segment of $9,000 and $89,000 for the three and nine months ended September 30, 2024, were primarily due to decreases of $6,000 and $19,000, respectively, in audit and tax consulting fees, and, for the nine months ended September 30, 2024, a decrease in legal fees of $74,000, primarily related to loan collections activity in 2023 and various other matters which increased legal expense in the earlier period, offset by an increase in professional fees of $4,000. In addition to the decrease of $6,000 in audit and tax consulting for the three months ended September 30, 2024, professional fees decreased $5,000. These decreases were partially offset by an increase in legal fees of $2,000, due to immaterial fluctuations in these costs.

Data processing. Data processing includes costs related to the Company’s core operating system. Data processing expenses for the three and nine months ended September 30, 2024, increased $59,000, or 24.5% and $224,000, or 34.6%, respectively, compared to the same periods in the prior year. The increases were the result of increases of $38,000 and $182,000, respectively, in our Banking segment and increases of $21,000 and $42,000, respectively, in the Trust and Nolan divisions within our Other Financial Services segment. The increases overall resulted from discounts provided by the Bank’s core system vendor related to the change in the core system during 2021, which discounts were exhausted in the first quarter of 2023, and normal increases in these costs.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and nine months ended September 30, 2024 increased $343,000, or 22.3% and $332,000, or 6.7%, respectively, compared to the same periods in the prior year. Overall, the largest increases were in software and software licensing costs related to technology initiatives across the Company of $169,000 and $314,000, respectively, and in other operating costs within the Bank’s banking, trust and Nolan divisions of $93,000 and $112,000, respectively, related to increases in FDIC assessments and other related regulatory costs. The increases for the three and nine months ended September 30, 2024 included increases of $264,000 and $493,000, respectively, in our Banking segment, increases in our HoldCo segment of $12,000 and $64,000, respectively, and an increase in our Other Financial Services segment of $67,000 for the three months ended September 30, 2024, but a decrease of $225,000 for the nine months ended September 30, 2024. The increases for the three and nine months ended September 30, 2024 in our Banking segment of $264,000 and $493,000, respectively, included increases of $145,000 and $276,000, respectively, in software development for the Bank’s lending and Integra divisions, increases of $77,000 and $214,000, respectively, for advertising and marketing expense, related to our radio marketing and increasing social media based marketing, increases of $50,000 and $66,000, respectively, in other operating expenses, increases of $3,000 and $24,000, respectively, in bank charges, increases of $7,000 and $20,000, respectively, in payroll processing fees, offset by decreases of $14,000 and $152,000, respectively, in recruitment fees, and other individually immaterial decreases of $4,000 for the three months ended September 30, 2024, and other individually immaterial increases of $45,000 for the nine months ended September 30, 2024. The increases for the three months ended September 30, 2024 for the HoldCo segment of $12,000, included increases of $35,000 in computer services, increases of $13,000 in cable and internet expenses, offset by decreases of $23,000 in insurance expense due to decreases in costs achieved across certain business coverages, a decrease of $15,000 in advertising and marketing expense, and a net immaterial increase of $2,000, compared to the same period in the prior year. The increases for the nine months ended September 30, 2024 for the HoldCo segment of $64,000 were primarily related to the movement of technology and accounting staff to HoldCo effective July 1, 2024, and included increases of $46,000 in software licenses related to technology initiatives across the company, increases of $28,000 in travel and lodging, increases of $18,000 in computer services, and an increase of $14,000 in postage, offset by decreases of $50,000 in advertising and marketing expense related to narrowing the focus of marketing efforts, decreases of $23,000 in insurance expense, netted with other individually immaterial increases of $31,000, compared to the same period in the prior year. The increases for the three months ended September 30, 2024 for the Other Financial Services segment of $67,000, included increases of $43,000 in the Bank other operating costs, increases of $31,000 in software and software licenses, offset by decreases of $7,000 in net immaterial expenses, compared to the same period in the prior year. The decreases for the nine months ended September 30, 2024 for the Other Financial Services segment of $224,000 included decreases of $276,000 in advertising and marketing expense, due to changes in our fee sharing agreement with Cain Waters during 2023, decreases of $31,000 in travel and lodging, decreases of $26,000 in computer services, decreases of $18,000 in computer supplies, decreases of $15,000 in cable and internet expenses, decreases of $13,000 in recruitment fees, and decreases of $13,000 in insurance expense, the majority of which relate to the movement of the Company’s technology and accounting teams from the Other Financial Services segment to the HoldCo segment. These decreases were offset by increases of $134,000 in the cost of errors and omissions, primarily from a relatively large trading error during the first three months of 2024, increases of $45,000 in the Bank other operating expenses and other individually immaterial net increases of $11,000, compared to the same period in the prior year.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2024 was approximately $952,000 and $2.7 million, respectively, compared to $1.2 million and $3.3 million, respectively, for the same periods in the prior year. The effective income tax rate was 16.7% and 19.5%, for the three and nine months ended September 30, 2024, respectively, compared to 21.7% and 21.6%, respectively, for the same periods in the prior year. The effective tax rates are affected by the income tax effects of nondeductible expenses related to stock options among other things.

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

Our Other Financial Services segment includes Tectonic Advisors, Sanders Morris, the Bank’s trust division, which includes the Bank’s Nolan division and the participant directed recordkeeping team, and HWG. Through these business divisions, we offer investment advisory and brokerage services to individuals and businesses, private trust services, and financial management services, including personal wealth management, retirement plan design and administrative services, and insurance brokerage services.

Our HoldCo segment includes the Bank’s immediate parent and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. Our principal source of revenue is dividends from our subsidiaries.

The following table presents key metrics related to our segments as of the periods indicated:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$9,344	$10,530	$(325)	$19,549	$25,676	$31,018	$(969)	$55,725
Income (Loss ) Before Taxes	$3,030	$4,147	$(1,485)	$5,692	$6,496	$11,630	$(4,526)	$13,600

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(In thousands)	Banking	Other Financial Services	HoldCo	Consolidated	Banking	Other Financial Services	HoldCo	Consolidated
Revenue(1)	$7,292	$9,722	$(323)	$16,691	$22,966	$28,596	$(870)	$50,692
Income (Loss ) Before Taxes	$2,881	$3,925	$(1,480)	$5,326	$9,378	$9,229	$(3,422)	$15,185

(1)	Net interest income plus non-interest income

Banking

Income before taxes increased $149,000, or 5.2%, for the three months ended September 30, 2024 and decreased $2.9 million, or 30.7%, for the nine months ended September 30, 2024, compared to the same periods in the prior year. The increase for the three months ended September 30, 2024 was primarily the result of a $1.8 million increase net interest income and a $243,000 increase in non-interest income, partly offset by a $644,000 increase in the provision for credit losses and a $1.3 million increase in non-interest expense. The decrease for the nine months ended September 30, 2024 was primarily the result of a $2.5 million increase in the provision for credit losses, a $3.1 million increase in non-interest expense and a $266,000 decrease in non-interest income, partly offset by a $3.0 million increase net interest income.

Net interest income for the three and nine months ended September 30, 2024 increased $1.8 million, or 26.3%, and $3.0 million, or 14.0%, respectively, compared to the same periods in the prior year. The increase in net interest income was primarily due to increases in the average volume of and yield on loans and an increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by increases in the average interest volume of and cost of interest-bearing liabilities. The average yield on interest earning assets was impacted by changes in market interest rates and changes in the mix of interest-earning assets. See “Net Interest Income,” above, for further analysis of net interest income.

The provision for credit losses for the three and nine months ended September 30, 2024 totaled $606,000 and $3.2 million, respectively, compared to a $38,000 credit provision and $732,000, respectively, for the same periods in the prior year. The increase was primarily a result of increased loan volume and required specific reserves. See “Provision for Credit Losses,” above, and “Allowance for Credit Losses,” below, for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three months ended September 30, 2024 increased $243,000, or 60.3%, compared to the same period in the prior year which was primarily due to a $234,000 increase in gain on sale of loans and a $11,000 increase in factoring fees. Non-interest income for the nine months ended September 30, 2024 decreased $266,000, or 16.0%, compared to the same period in the prior year which due to a $347,000 decrease in gain on sale of loans, partly offset by a $32,000 increase in deposit and factoring fees and a $49,000 increase in rental income related to concessions given to tenants during the nine months ended September 30, 2023. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2024 increased $1.3 million, or 28.3% and $3.1 million, or 24.4%, respectively, compared to the same periods in the prior year, respectively. Salaries and employee benefits increased $1.0 million and $2.6 million for the three and nine months ended September 30, 2024 compared to the same periods in the prior year, respectively, primarily due to increases in staff with the expansion of our SBA lending and Integra factoring along with increases in annual merit and market increases. Occupancy and equipment expense decreased $49,000 and $38,000 for the three and nine months ended September 30, 2024 compared to the same periods in the prior year, respectively, primarily due to decrease in facilities repairs and maintenance expense. Professional fees decreased $9,000 and $89,000 for the three and nine months ended September 30, 2024 compared to the same periods in the prior years, respectively, primarily due to lower audit fees for the three months ended September 30, 2024, and higher legal fees expensed for the nine months ended September 30, 2023 related to loan collections and various other matters, along with lower audit fees recorded during the nine months ended September 30, 2024. Data processing expense increased $38,000 and $182,000 for the three and nine months ended September 30, 2024 compared to the same periods in the prior years, respectively, as a result of a reduction of discounts provided by the Bank’s core system vendor related to the change in the core system during 2021, along with normal annual increase in data processing costs. Other expenses increased $264,000 and $493,000 for the three and nine months ended September 30, 2024 compared to the same periods in the prior years, respectively, which included increases of $77,000 and $214,000 for advertising and marketing costs primarily in our Integra division, $145,000 and $276,000 for software development in our lending and Integra divisions, $33,000 and $47,000 for FDIC assessment, and decreases of $14,000 and $152,000 in employee recruitment fees, for the three and nine months ended September 30, 2024 compared to the same periods in the prior year, respectively, among other things. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

Other Financial Services

Income before taxes for the three and nine months ended September 30, 2024 increased $222,000, or 5.7%, and $2.4 million, or 26.0%, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2024 were the result of increases in noninterest income of $808,000 and $2.4 million, respectively, and increases in noninterest expense of $586,000 and $21,000, respectively, compared to the same periods in the prior year.

Non-interest income for the three and nine months ended September 30, 2024 increased $808,000, or 8.3%, and $2.4 million, or 8.5%, respectively, compared to the same periods in the prior year. The increases were due to increases in advisory income of $718,000 and $1.6 million, respectively, and increases in trust income of $237,000 and $719,000, respectively, both of which were related to market increases in asset values and net asset inflows to our investment platform, in addition to an increase in performance based fees at Sanders Morris, which accounted for $123,000 and $199,000, respectively, of the increase in advisory. Service fees and other income increased by $69,000 and $172,000, respectively, between the two periods, primarily related to increases in third party pension administration fees from the Bank’s Nolan division of $80,000 and $449,000, respectively, which were partially offset for the nine months ended September 30, 2024 by a decrease in miscellaneous income related to a recovery of unclaimed funds at Sanders Morris of $264,000 during the first quarter 2023. These increases were offset by decreases in brokerage income for the three and nine months ended September 30, 2024 by $216,000 and $85,000, respectively, with the majority of the decrease relating primarily to decreases of $454,000 and $393,000, respectively, in commission income from syndicated offerings and private placements. In addition, income from margin lending for the three and nine months ended September 30, 2024 decreased $104,000 and $563,000, respectively related to the decreased appetite for margin lending given persistently high interest rates, and a modest decrease in insurance commissions of $5,000 and $63,000, respectively. These decreases were partially offset by an increase in fees and commissions from general over the counter trading during the three and nine months ended September 30, 2024 of $324,000 and $903,000, respectively, over the same periods in the prior year. See “Non-Interest Income,” above for further analysis of non-interest income.

Non-interest expense for the three and nine months ended September 30, 2024 increased $586,000, or 10.1%, and $21,000, or 0.1%, respectively, compared to the same periods in the prior year. The increase of $586,000 for the three months ended September 30, 2024 was primarily related to an increase in salaries and employee benefits of $376,000, and in other operating costs of $68,000. The majority of the increase in salaries and employee benefits was at Sanders Morris of $161,000, primarily from an increase in performance based advisory fees, which have a high payout rate relative to revenue earned, as well as differences in bonus expense at Tectonic Advisors between the two periods of $100,000 primarily due to an adjustment during the three months ended September 30, 2023 related to the move of the technology and accounting teams to the HoldCo segment, which was done in an effort to better allocate costs across the Company. The increase of $68,000 in other operating costs related primarily to an increase in FDIC insurance and other regulatory costs at the Bank totaling $43,000 and software and software licenses for the Bank’s Trust department and the Nolan division totaling $38,000. Other categories of non-interest expenses increased $142,000 in total, consisting of increases in occupancy and equipment expense of $41,000, professional fees of $36,000, brokerage and advisory direct costs of $23,000, and trust expense and data processing expense, which each increased by $21,000. The increase in non-interest expense of $21,000 for the nine months ended September 30, 2024 was related primarily to increases in trust expense of $148,000, brokerage and advisory direct costs of $117,000, professional fees of $44,000, data processing costs of $42,000, and occupancy and equipment costs of $34,000. These increases were partially offset by decreases in other operating costs of $225,000 and in salaries and employee benefits of $139,000. The decrease in salaries and employee benefits expense for the nine months ended September 30, 2024 was related to a decrease of $675,000 at Tectonic Advisors from the transition of accounting and technology personnel to Tectonic Financial within the HoldCo segment, which was partially offset by increases at the Bank’s Nolan and Trust divisions of $287,000 and $184,000, respectively, related to increases in salary expense from an increase in headcount in the participant directed plan team within the Trust department and to merit increases and an increase in benefits expense, and to an increase in salaries and benefits at Sanders Morris of $66,000 related to increases in commissions primarily from performance based fee arrangements, which, as mentioned above, have a high commission payout relative to revenue, and to an increase in bonus earnouts from increases in over the counter trading commissions and fees. The decrease in other operating costs for the nine months ended September 30, 2024 was primarily related to decreases in marketing expense of $276,000, primarily related to the change in our fee sharing agreement with Cain Watters, and decreases in computer services and supplies and software expense totaling $52,000, and a decrease in recruitment fees of $13,000, and other individually immaterial decreases of $32,000. These were offset for the nine months ended September 30, 2024 by an increase related to trading errors at Tectonic Advisors totaling $134,000. See “Non-Interest Expense,” above, for further analysis of non-interest.

HoldCo

The loss before taxes for the three and nine months ended September 30, 2024 increased $5,000, or 0.3%, and $1.1 million, or 32.3%, respectively, compared to the same periods in the prior year. Interest expense for the three and nine months ended September 30, 2024 increased $2,000 and $99,000, respectively, solely due to increases in interest rates on our subordinated debt. Non-interest expense increased $3,000 and $1.0 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The increase in non-interest expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to a decrease in salaries and employee benefits of $105,000, which was partially offset by an increase in professional fees of $84,000, and to increases in occupancy and equipment and other operating expense of $12,000 and $11,000, respectively. The reduction in salaries and benefits expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is related to certain signing bonus expenses reaching full amortization between the two periods, and to an adjustment during the three months ended September 30, 2023 related to the transition of accounting and technology personnel to Tectonic Financial, which is within the Company’s HoldCo segment, from Tectonic Advisors, which activity is within the Company’s Other Financial Services segment, to better reflect the function of those personnel given they serve departments across the Company. The increase in non-interest expense of $1.0 million during the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to increases in salaries and employee benefits of $863,000 related to the transition of personnel to Tectonic Financial, as well as to an increase in headcount. In addition, occupancy and equipment expense during the nine months ended September 30, 2024 compared to the same period in the prior year increased $80,000 related primarily to increases in rent, common area maintenance and parking totaling $58,000 related to the transition of personnel and from increases in headcount on our technology team, which offices in our Houston office, as well as the buildout of the technology team’s space in Houston, which increased depreciation expense and repairs and maintenance expense for the three and nine months ended September 30, 2024. Other operating expense increased $64,000 for nine months ended September 30, 2024 compared to the same period in the prior year, related to increases in software and software license expense and in postage expense related to marketing campaigns during the nine months ended September 30, 2024. These increases were slightly offset by a decrease in professional fees of $3,000. See “Non-Interest Income,” above, and “Non-Interest Expense,” above, for further analyses of non-interest income and non-interest expense included in the respectively titled sections above.

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

As of September 30, 2024, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Securities, restricted consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of September 30, 2024 and December 31, 2023, and FHLB stock, having an amortized cost and fair value of $2.0 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$2,981	$2,980	$3,906	$3,894
U.S. government agencies	15,591	14,125	15,644	13,627
Mortgage-backed securities	7,114	7,001	5,731	5,456
Total securities available for sale	$25,686	$24,106	$25,281	$22,977

Securities held to maturity:
Property assessed clean energy	$934	$950	$1,326	$1,254
Public improvement district/TIRZ	21,736	21,756	22,868	22,595
Total securities held to maturity	$22,670	$22,706	$24,194	$23,849

Securities, restricted:
Other	$4,256	$4,256	$4,176	$4,176

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S. government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses for available-for-sale securities was recognized as of September 30, 2024.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of September 30, 2024. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasuries	$2,981	4.73%	$-	-%	$-	-%	$-	-%	$2,981	4.73%
U.S. government agencies	1,000	0.52%	10,998	1.03%	75	3.62%	3,518	0.84%	15,591	0.93%
Mortgage-backed securities	1	4.28%	2,471	3.71%	844	2.70%	3,798	4.13%	7,114	3.80%
Total	$3,982	3.68%	$13,469	1.52%	$919	2.77%	$7,316	2.55%	$25,686	2.17%
Securities held to maturity:
Property assessed clean energy	$-	-%	$-	-%	$339	6.87%	$595	7.24%	$934	7.14%
Public improvement district/TIRZ	-	-%	672	4.12%	-	-%	21,064	6.27%	21,736	6.20%
Total	$-	-%	$672	4.12%	$339	6.87%	$21,659	6.31%	$22,670	6.26%

Loan Portfolio Composition

Total loans, excluding allowance for credit losses, increased $119.7 million to $620.8 million at September 30, 2024, compared to $501.1 million at December 31, 2023. The increase includes $114.7 million for SBA loans, $8.8 million increase in factored receivables, $3.9 million increase in real estate commercial and industrial loans and $1.7 increase in real estate residential loans, partly offset by a $4.7 million decrease in real estate construction loans, $4.3 million decrease in commercial and industrial loans and $281,000 decrease in consumer loans. SBA loans comprise the largest group of loans in our portfolio totaling $383.6 million, or 61.8%, of the total loans at September 30, 2024, compared to $268.9 million, or 53.7% of the total loans at December 31, 2023. Real estate loans totaled $122.5 million, or 19.7%, of the total loans at September 30, 2024, compared to $121.7 million, or 24.3% of the total loans at December 31, 2023.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

(In thousands, except percentages)	September 30, 2024		December 31, 2023
Commercial and industrial	$78,149	12.6%	$82,483	16.5%
Consumer installment	619	0.1	900	0.2
Real estate – residential	9,868	1.6	8,181	1.6
Real estate – commercial	72,647	11.7	68,792	13.7
Real estate – construction and land	39,982	6.5	44,663	8.9
SBA 7(a) guaranteed	212,826	34.3	162,144	32.4
SBA 7(a) unguaranteed	87,749	14.1	64,858	12.9
SBA 504	83,018	13.4	41,906	8.4
USDA	2,122	0.3	2,124	0.4
Factored Receivables	33,769	5.4	25,044	5.0
Total Loans	$620,749	100.0%	$501,095	100.0%

Non-performing Assets

Our primary business segments are Banking and Other Financial Services, and, as outlined above, the Banking segment’s primary business is lending. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers and factor clients which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur.

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	September 30, 2024		December 31, 2023
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Non-accrual loans:
Commercial and industrial	$2,346	0.28%	$93	0.02%
Real estate–- residential	120	0.01	128	0.02
SBA guaranteed	9,212	1.09	1,951	0.39
SBA unguaranteed	2,760	0.33	251	0.05
Total non-accrual loans	14,438	1.70	2,423	0.48
Factored receivables past due 90 days	72	0.01	147	0.03
Total non-performing assets	$14,510	1.71%	$2,570	0.51%

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

The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The allowance for credit losses for each segment is measured through the use of the open pool method. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

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

The following table sets forth the allocation of the allowance for credit losses as of the date indicated and the percentage of allocated possible loan losses in each category to total gross loans as of the dates indicated:

(In thousands, except percentages)	September 30, 2024		December 31, 2023
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$2,263	12.6%	$2,495	16.5%
Consumer installment	15	0.1	18	0.2
Real estate – residential	97	1.6	71	1.6
Real estate – commercial	737	11.7	616	13.7
Real estate – construction and land	126	6.5	143	8.9
SBA	4,859	61.8	2,484	53.7
USDA	22	0.3	19	0.4
Factored Receivables	617	5.4	462	5.0
Total allowance for credit losses	$8,736	100.0%	$6,308	100.0%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Average loans outstanding	$642,450	$494,053	$589,517	$484,099
Gross loans held for investment outstanding at end of period	$620,749	$479,194	$620,749	$479,194
Allowance for credit losses at beginning of period	$8,276	$6,138	$6,308	$4,513
Impact of adopting ASC 326	-	-	-	1,390
Provision for credit losses	467	38	2,862	722
Charge offs:
Commercial and industrial	4	14	4	14
SBA 7(a)	-	-	56	328
Factored Receivables	111	155	680	454
Total charge-offs	115	169	740	796
Recoveries:
SBA 7(a)	23	15	53	33
Factored Receivables	85	52	253	136
Total recoveries	108	67	306	169
Net charge-offs	(7)	(102)	(434)	(627)
Allowance for credit losses at end of period	$8,736	$5,998	$8,736	$5,998
Ratio of allowance for loans to end of period loans	1.41%	1.25%	1.41%	1.25%
Ratio of net charge-offs to average loans	0.00%	0.02%	0.07%	0.13%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of September 30, 2024, deposits includes a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $159.2 million, or 30.2%, to $686.1 million as of September 30, 2024, compared to $526.9 million as of December 31, 2023. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the nine months ended September 30,
	2024			2023
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$66,063	10.6%	0.00%	$98,171	19.1%	0.00%
Savings and interest-bearing demand	10,189	1.6	0.47	12,319	2.4	0.46
Money market accounts	148,350	23.7	5.17	128,138	25.0	4.43
Time deposits	400,612	64.1	5.29	274,697	53.5	3.96
Total deposits	$625,214	100.00%	4.62%	$513,325	100.00%	3.24%

The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250,000 as of September 30, 2024:

(In thousands)	Over $250,000
Maturing
Three months or less	$15,038
Over three months to six months	44,940
Over six months to 12 months	49,043
Over 12 months	10,528
Total	$119,549

The estimated amount of uninsured deposits totaled approximately $66.6 million, or 9.7% of total deposits, as of September 30, 2024.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Borrowings:
FHLB borrowings	$-	$-
FRB borrowings	20,000	21,000
Subordinated notes	12,000	12,000
Total	$32,000	$33,000

The Company has a credit line with the FHLB with borrowing capacity of $60.2 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of each of September 30, 2024 and December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $40.4 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as of each of September 30, 2024 and December 31, 2023.

As part of the BTFP, the FRB offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged AFS securities with par value of $20.0 million to provide additional liquidity to meet the needs of depositors as of September 30, 2024. The Company had $20.0 million and $21.0 million of borrowings related to the BTFP as of September 30, 2024 and December 31, 2023, respectively.

As of each of September 30, 2024 and December 31, 2023, the Company also had outstanding subordinated notes totaling $12.0 million, consisting of $8.0 million of subordinated notes issued in 2017 bearing an interest rate of three month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and a $4.0 million subordinated note issued in 2018 bearing a fixed interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $5.9 million, or 5.5%, to $112.8 million as of September 30, 2024, from $106.9 million as of December 31, 2023. The increase included net income of $10.9 million, $63,000 related to stock compensation expenses and $572,000 net after-tax increase in accumulated other comprehensive loss. The increases were partly offset by the repurchase of stock options and common stock in the net amounts of $1.3 million and $863,000, respectively, and dividends paid on the Series B preferred stock and paid on the common stock in the amounts of $1.3 million and $2.1 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios (on a consolidated basis), as well as those of the Bank (on a bank-only basis), as of the dates indicated:

(In thousands, except percentages)	September 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc. (consolidated)
Tier 1 Capital (to Average Assets)	$92,335	11.48%	$86,847	13.97%
Common Equity Tier 1 (to Risk Weighted Assets)	75,085	14.09	69,597	15.74
Tier 1 Capital (to Risk Weighted Assets)	92,335	17.33	86,847	19.65
Total Capital (to Risk Weighted Assets)	99,026	18.59	92,385	20.90

T Bank, N.A. (bank-only)
Tier 1 Capital (to Average Assets)	$94,819	11.91%	$87,488	14.26%
Common Equity Tier 1 (to Risk Weighted Assets)	94,819	17.92	87,488	20.04
Tier 1 Capital (to Risk Weighted Assets)	94,819	17.92	87,488	20.04
Total Capital (to Risk Weighted Assets)	101,465	19.18	92,957	21.29

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of September 30, 2024, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of September 30, 2024, the Company had approximately $94.8 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of September 30, 2024, the Company’s borrowing capacity with the FHLB was $60.2 million based upon loan collateral pledged to the FHLB, of which none was utilized as of September 30, 2024.

The borrowing capacity on the discount line of credit with the FRB was $40.4 million, of which none was utilized as of September 30, 2024. During March 2023, the Federal Reserve created the BTFP, which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of September 30, 2024, securities with a par value of $20.0 million were pledged to the Federal Reserve under this program, of which $20.0 million was borrowed against. In addition, the Company has approximately $210.5 million of SBA guaranteed loans held for investment that could be sold to investors.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, potential recession in the United States and our market areas, the impacts related to or resulting from bank failures and any uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto, increased competition for deposits and related changes in deposit customer behavior, changes in market interest rates, the resurgence of elevated levels of inflation or inflationary pressures in the United States and our market areas, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth.

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

As of September 30, 2024, we had commitments to extend credit and standby letters of credit of approximately $77.6 million and $162,000, respectively.

Allowance For Credit Losses – Off-Balance-Sheet Credit Exposures. The allowance for credit losses for off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding commitments to extend credit and letters of credit detailed above. The allowance for credit losses for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. Upon adoption of ASC 326 on January 1, 2023, the impact of adoption was $238,000 to the allowance for credit losses for off-balance-sheet credit exposure. The allowance for credit losses on off-balance-sheet credit exposures totaled $513,000 and $192,000 at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, we recognized a credit loss expense related to off-balance-sheet credit exposures totaling $139,000 and $322,000, respectively. There was no allowance for credit loss expense recorded during the three months ended September 30, 2023, and the allowance for credit loss expense during the nine months ended September 30, 2023 totaled $10,000. Further information regarding our policies and methodology used to estimate the allowance for credit losses for off-balance-sheet credit exposures is presented in Note 11 – Commitments and Contingencies in the accompanying notes to consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability management policy provides management with guidelines for effective funds management, and we have established a measurement system for monitoring the net interest rate sensitivity position.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of September 30 2024:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	8.90
+100	4.44
-100	(4.17)
-200	(7.82)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1

Transition Services Agreement, dated September 27, 2024, by and among Tectonic Financial, Inc., T Bancshares, Inc., T Bank, National Association, and Patrick Howard (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2024 (File No. 001-38910))

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

TECTONIC FINANCIAL, INC.

Date: November 14, 2024	By:	/s/ A. Haag Sherman
A. Haag Sherman Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage
Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer