Form 10-K
period 2024-12-31
Tectonic Financial, Inc.
filed 2025-03-31
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The shares of registrant’s common stock are not listed or quoted on an exchange, and as a result, there is no public market price to calculate the aggregate market value.

The number of shares outstanding of the registrant’s common stock as of March 27, 2025 was 6,776,601 shares.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are not historical facts and are based on information currently available to our management. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” of this Form 10-K and the following:

●	potential recession in the United States and our market areas, and its impact on our borrowers, particularly U.S. Small Business Administration (“SBA”) loan borrowers, who may be particularly vulnerable during economic downturns;
●	risks associated with generating most of our loan growth and having most of our loan portfolio in SBA loans, which have higher default rates and credit losses than traditional commercial loans;
●	risks associated with our recent CEO transition at the Bank, which is our largest operating subsidiary;
●	the impacts related to or resulting from uncertainty in the banking industry as a whole;
●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
●	increased competition for deposits and related changes in deposit customer behavior;
●	risks associated with the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	the adequacy of the allowance for credit losses;
●	changes in market interest rates, which could negatively impact our borrowers, many of which have loans with a rate of interest that adjusts based on changes in short-term rates (which are influenced by inflation);
●	fluctuation in the value of our investment securities;
●	changes in the economy generally and the regulatory response thereto;
●	changes in the economy of the State of Texas, our primary market;
●	increases in unemployment rates in the United States and our market areas;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	our ability to raise additional capital, particularly during times of stress;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	risks specific to commercial loans and borrowers (particularly dental and SBA loans), including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;

●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	our ability to manage our credit risk;
●	regulatory scrutiny related to our loan portfolio, including commercial real estate;
●	the earnings capacity of our borrowers;
●	our inability to identify and address potential conflicts of interest;
●	our ability to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	the development of an active, liquid market for the Series B preferred stock;
●	the soundness of other counterparty financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity and cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our information security systems or infrastructure, or those of our third-party vendors or other service providers, and identify theft;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters and epidemics and pandemics;
●	the effects of terrorism and acts of war or threat thereof;
●	environmental liabilities;
●	legislative changes or the adoption of tax reform policies;
●	uncertainty regarding United States fiscal debt, deficit and budget matters;
●	political instability and changes in tariffs and trade barriers, including potential changes in U.S. and international trade policies and the resulting impact on the Company and its customers;
●	compliance with laws and regulations of the financial services industry, supervisory actions, capital requirements, the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;
●	regulation of broker-dealers and investment advisors;
●	the enactment of regulations relating to privacy, information security and data protection;
●	legal and regulatory examinations, proceedings, investigations and inquiries, fines and sanctions;
●	future issuances of preferred stock or debt securities and its impact on the Series B preferred stock;
●	our ability to manage our existing and future preferred stock and indebtedness;
●	our ability to pay dividends;
●	the continuation of securities analysts coverage of the company;
●	our management and board of directors have significant control over our business;
●	risks related to being a “controlled company” under applicable Nasdaq rules;
●	the costs and expenses of being a public company; and
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Trump administration.

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

As of December 31, 2024 we had, on a consolidated basis, $863.4 million in assets, $660.2 million in total loans held for investment, $47.0 million in loans held for sale, $711.1 million in deposits and $113.4 million in shareholders’ equity. Net income for the year ended December 31, 2024 was $13.9 million. The Company’s Series B preferred stock is traded on the Nasdaq Capital Market under the symbol “TECTP”.

Overview

The Bank, a full-service, nationally chartered commercial banking association headquartered in Dallas, Texas providing traditional community banking services, as well as factoring services, trust services and third party administration services.

Tectonic Advisors is a registered investment advisor with the U.S. Securities and Exchange Commission (the “SEC”) providing investment advisory services to individuals, institutions (including affiliates) and families. It advises on portfolios of assets for an asset-based fee. As of December 31, 2024, Tectonic Advisors had approximately $4.4 billion in client assets under management (“AUM”) (which includes $2.0 billion of AUM held by the Bank as a fiduciary).

Sanders Morris is a registered broker-dealer with Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the SEC. Through Sanders Morris, we serve clients on their investment portfolios as an advisor or broker (often with limited powers of attorney). We also execute trades for institutions and households, and provide investment banking services to corporate entities. As of December 31, 2024, Sanders Morris had approximately $1.1 billion in client advisory assets under management, and client brokerage assets of $2.4 billion, bringing total client assets to $3.5 billion at Sanders Morris.

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

SBA and USDA. The Bank originates and services commercial and real estate loans under programs guaranteed by the SBA and the USDA representing approximately 64.4% of the Bank’s total lending services as of December 31, 2024. Generally 75% to 80% of the principal balance of these loans is guaranteed by these agencies. These loans generally offer borrowers more flexible terms and conditions than available through conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally not more than 10 years and are fully amortizing. Loans secured by real estate as the principal collateral are generally 25 years or less and are also generally fully amortizing. Loans can be adjustable rate loans, but may also be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

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

Dental and Other Professionals. The Bank offers loans to the dental industry and other small-to-medium sized businesses. The principal referral source of the dental loans is Cain Watters. Most of the partners of Cain Watters are shareholders in the Company, and three partners serve on our board of directors. Cain Watters has been highly successful in providing a variety of consulting services to dentists and dental companies for over 30 years with a national client base. Cain Watters refers loans to a variety of lenders (including the Bank), who compete on price, terms and service. We view the dental lending vertical as highly competitive.

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

Lending Policy. The Bank’s delegations of authority, which are approved by its board of directors, provide for various levels of officer lending authority. The Bank has an independent third-party review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by its board of directors. Additionally, our board of directors has formed a directors’ loan committee with members named by board resolution to provide the following oversight:

●	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

●	approve loans with net Bank exposure over $4 million;

●	monitor delinquent, non-accrual loans and classified loans;

●	monitor loan portfolio concentrations and quality through a variety of metrics;

●	monitor our loan servicing and review systems; and

●	review the adequacy of the credit loss reserve.

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

Factored Receivables. The Bank offers financing to smaller transportation companies across the United States primarily through factoring of accounts receivables through its Integra Division. We directly purchase the receivables generated by our clients, primarily transportation, energy and staffing companies, at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between trade payable payments to the client for services rendered and the required payment of operating costs, such as fuel and insurance costs, incurred to provide such good or service. The receivables are typically collected 30 to 60 days after delivery.

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

Deposit Services. To fund its loan and securities portfolio, the Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. In addition, the Bank can access uninvested cash from customers of its Trust Division by moving portions of it into money market deposits. As of December 31, 2024, the Bank deposits included $29.4 million available from the funds of trust clients.

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

As of December 31, 2024, the Bank had total deposits of approximately $716.5 million which includes $5.4 million of intercompany deposits of the parent company and other subsidiaries, for a net balance of $711.1 million. Time deposits of $250 thousand and over totaled $112.3 million as of December 31, 2024. The Bank had $50.0 million of brokered deposits through an Insured Cash Sweep One-Way Buy Agreement as of December 31, 2024.

Borrowings. In addition to deposits, we utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”) and borrowings under the Bank Term Funding Program (“BTFP”), along with long-term subordinated notes as supplementary funding sources to finance our operations. At December 31, 2024, the Company had no borrowings with the FRB under the lines of credit or the BTFP. The Bank had $10.0 million, or 1.3% of total liabilities, borrowed under FHLB, and the debt at T Bancshares, net of debt issuance costs, totaled $12.0 million, or 1.6% of total liabilities.

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

Trust Services. The Company provides trust services to individuals and defined contribution and benefit plans established by small businesses for their owners and employees. We have approximately 1,800 trust accounts in 48 states. The Bank has established common pooled funds to comingle our clients’ capital to invest in stocks, bonds, exchange-traded funds or other investments and thereby provide a smaller investor with broader diversification and access to professional investment advisors. The Bank had approximately $2.1 billion in market value of trust assets as of December 31, 2024.

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

Cain Watters has referred substantially all of the clients of the Bank’s Trust Division. Cain Watters specializes in providing financial planning, accounting, tax and advisory services to small businesses, principally dental practices. Cain Watters refers certain of its clients to the Trust Division to provide custodial and fiduciary services for their defined benefit and contribution plans and also their personal assets. Cain Watters is not obligated to make such referrals and refers its clients to other service providers that are competitive with the Bank. The Bank competes on the basis of service and investment performance. However, the Bank and Cain Watters are parties to an agreement which, among other provisions, obligates each party to preserve the other’s business relationship with their mutual clients. This agreement was renewed on December 1, 2022 under an automatic extension clause, and was subsequently amended effective January 31, 2023 to provide for termination upon the dissolution of either party or upon a mutually agreeable date in the event of the sale of the Company. As of December 31, 2024, the partners of Cain Watters owned approximately 29.4% of the Company, and three partners of Cain Watters serve on the board of directors of the Company.

Third Party Administration. The Nolan Company (“Nolan”), a third party administrator (“TPA”) based in Overland Park, Kansas, operates as a department within the Bank doing business under the name of The Nolan Company. Founded in 1979, Nolan provides clients with retirement plan design and administrative services, specializing in ministerial recordkeeping, administration, actuarial and design services for retirement plans of small businesses and professional practices. Similar to the Trust Division, Cain Watters refers substantially all of the clients of the Bank’s Nolan Division. We believe that offering TPA services allows us to serve our clients more fully and to attract new clients to our trust platform.

Investment Advisory. Tectonic Advisors and Sanders Morris are registered investment advisors regulated by the SEC. They provide investment advisory and due diligence services to their respective clients for an asset-based or a performance-based fee.

Tectonic Advisors provides investment advice to the board of director’s trust committee in the management of its $2.1 billion of common pooled funds under a long-term agreement that has been in effect since 2006, the current form of which renewed in December 2022 under an automatic extension clause within the agreement, and was subsequently extended effective January 31, 2023 to a duration that terminates upon the dissolution of either party or upon a mutually agreeable date in the event of a sale of the Company. Pursuant to this agreement, Tectonic Advisors provides investment advice, asset allocation advice and third party manager research for the construction of portfolios. Tectonic Advisors provides advice on eight common pooled funds, which are combined in various manners to develop different portfolios for investors (ranging from a conservative allocation to an aggressive allocation). Tectonic Advisors works with the Bank’s Trust Division, and the board of director’s trust committee, in the management of these common pooled funds and portfolios and meets with the Trust Division and trust committee on a quarterly basis. In addition to services provided to the Bank, Tectonic Advisors provides investment advisory research and due diligence services to Cain Watters under a continuing agreement.

Tectonic Advisors and Sanders Morris also provide advisory services to high net worth families and other clients. In doing so, Tectonic Advisors and Sanders Morris develop portfolios based on the stated needs, investment objectives and desires of the client. These portfolios might encompass the entirety (or almost the entirety) of a client’s liquid investable assets (outside of cash) or just a portion. In addition, Tectonic Advisors offers an income portfolio and Sanders Morris offers a managed, occasionally hedged portfolio and also short-term fixed income management to certain clients.

Brokerage. Through Sanders Morris, we purchase and sell stocks and other securities for high net worth clients, often on a discretionary basis, in consideration for brokerage commissions based on trading activity. In addition, we provide institutional trading and other services to money managers, institutions, and individual accounts. We also provide clients with access to private investments that are sourced by us in consideration for a placement fee or commission. Finally, we provide margin loans offered through our clearing firms, Pershing LLC and Interactive Brokers LLC, and periodically serve as a member of an underwriting or selling group member in public offerings, which we offer to our clients. As of December 31, 2024, Sanders Morris had approximately $2.9 million in net regulatory capital as defined by Financial Industry Regulatory Authority (“FINRA”) to support its broker-dealer activities.

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

Finally, Sanders Morris has an institutional trading business, which is based in Dallas, Texas. This group provides trading, research, structured solutions and other financial services to clients that include: registered investment advisors, high net worth families and individuals, money managers, hedge funds and others. This business typically charges a commission on trading activity. It competes on the basis of service and solutions.

Insurance. Through our insurance agency, HWG, we occasionally provide disability and life insurance as a broker. HWG is an insurance agency licensed under the TDI. HWG generates its commissions through the sale of policies as a broker to clients and also receives renewal premiums from past policies sold (and which are renewing). HWG is currently generating most of its revenues from renewals.

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

Our Market Area

We are based in Dallas, Texas, which is our largest market. The Bank’s principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties in North Texas. However, our business is also national in scope. Our national business includes: banking for small businesses (particularly dental practices), SBA and USDA loans, factoring, trust and custodial services, and participant directed recordkeeping and third-party administration. In addition, we provide investment advisory and brokerage services through Tectonic Advisors and Sanders Morris.

Human Capital Resources

We had approximately 215 employees as of December 31, 2024. We believe our employee relations to be good and we have no collective bargaining agreements with any employees.

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

In accordance with the Dodd-Frank Act, the FDIC adopted a plan to restore the DIF to the 1.35% ratio but did not change its assessment schedule. Under the FDIC’s restoration plan, FDIC staff will update its projections for the DIF balance and DIF reserve ratio at least semiannually while the restoration plan is in effect. On October 18, 2022, the FDIC adopted a final rule applicable to all insured depository institutions increasing initial base deposit insurance assessment rate schedules by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also issued notices maintaining a DIF reserve ratio of 2.0% for 2023 and 2024. The increase in assessment rate schedules is intended to increase the likelihood that the DIF reserve ratio be restored to at least the statutory minimum of 1.35% by September 30, 2028, the statutory deadline set by the Dodd-Frank Act. The assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.0% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2.0% designated reserve ratio for the DIF. FDIC staff may in the future recommend additional assessment rate adjustments if deemed necessary.

Separately, in connection with the U.S. Treasury Secretary’s invocation of the systemic risk exception declared on March 12, 2023, in response to the failure of two insured depository institutions in that year and the appointment of the FDIC as receiver for such failed insured depository institutions, the FDIC adopted a final rule in November 2023 that implements a special assessment to recover the DIF’s losses from protecting uninsured depositors following the closures of such failed insured depository institutions. This rule is effective on April 1, 2024 and affects only those insured depository institutions with more than $5 billion in total assets. Affected institutions must pay such special assessment over eight quarterly assessment periods, the first of which will be reflected on the first quarterly assessment period for January 1 through March 31, 2024, with the first payment due on June 28, 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. This rule is not applicable for the Company. However, the FDIC also reserved the right to impose a one-time “shortfall assessment” at the conclusion of the special assessment if there are DIF losses that have not been fully recovered. It is possible that further increases in deposit insurance are adopted by the FDIC that could apply to the Bank.

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

Regulatory Capital Requirements. Under the Basel III capital regulations, the minimum capital level requirements are (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income, or AOCI, unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2024, the Bank exceeded all Basel III regulatory minimum capital requirements.

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

As of December 31, 2024, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

As of December 31, 2024, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the aforementioned policy statements and advisory guidance.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and are subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2024, the Bank qualified as “well capitalized” for purposes of the brokered deposit restrictions.

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

In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national AML/CFT priorities.

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

Insurance Regulation

HWG is an insurance agency registered with the TDI. Regulation of insurance brokerage is generally performed at a state, rather than a national, level. HWG operates in multiple states/jurisdictions, and as a result, both HWG and its agent(s) are subject to various state regulatory and licensing requirements. HWG monitors compliance with the various state insurance regulators, and also has relationships with third party vendors to ensure compliance and awareness among HWG and its agent(s) of relevant requirements and changes, and emerging regulatory issues.

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

Risks Related to Our Business:

●	Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

●	Risks associated with generating most of our loan growth and having most of our loan portfolio in SBA loans, which have higher default rates and credit losses than traditional commercial loans.

●	Risks associated with our recent CEO transition at the Bank, which is our largest operating subsidiary.

●	Liquidity risk, including our ability to maintain our deposit base or other funding sources, could adversely affect our ability to fund operations and hurt our financial condition.

●	We depend on wholesale funding sources, which causes our cost of funds to be higher and poses future funding risks if the Bank becomes less than “well capitalized”, which may require us to liquidate loans or impede our growth.

●	We may not be able to grow and maintain our deposit base or other funding sources, and deposit outflows may increase reliance on wholesale borrowings and brokered deposits.

●	We are subject to interest rate risk and changes in interest rates could affect our net interest margins and net interest income, the value of assets and obligations, and the availability and cost of capital or liquidity.

●	Our securities portfolio is subject to risk of loss; the fair value of our investment securities can fluctuate due to factors outside of our control.

●	We are subject to consolidated capital ratio requirements and therefore have to hold additional capital.

●	If we are unable to sell additional services and products to existing clients or attract new clients in a manner that is cost-effective and assures client success, we will not be able to grow our business.

●	We may not be able to implement aspects of our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.

●	New lines of business or new products and services may subject us to additional risks.

●	Acquisitions may subject us to integration risks and other unknown risks.

●	Growth of our business could result in increased costs.

●	The soundness of other financial institutions could adversely affect us. Negative public opinion regarding us or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

●	Significant revenues and profits are generated as a result of our relationship with Cain Watters, and a change in the relationship or decline in Cain Watters’ business could adversely affect us.

●	We depend on key personnel, and may have difficulty identifying, attracting and retaining necessary personnel to execute our business strategy and successfully expand our operations. This risk includes the risk of retirement of key professionals in leadership roles, including loan officers, members of our SBA team, and financial advisors and brokers.

●	The employment market has become increasingly competitive; We may have difficulty attracting and retaining skilled personnel.

●	A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

●	Lower trucking margins and revenues negatively impact trucking industry and factoring.

●	Our business is concentrated in, and dependent upon, the continued growth and welfare of our primary market, and adverse economic conditions in such market could negatively impact our operations and clients.

●	We have a loan concentration related to the acquisition and financing of dental practices.

●	A governmental shutdown or curtailment of government guaranteed loan programs could affect a segment of our business.

●	We face specific risks associated with retention of unguaranteed portions of SBA loans.

●	Commercial lending generally involves a higher degree of risk than retail residential mortgage lending.

●	The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

●	Our factoring services through the Bank’s Integra Division are concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our factoring business.

●	The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

●	We are subject to possible claims and litigation pertaining to fiduciary responsibility.

●	We could suffer material credit losses. Our levels of nonperforming assets could increase, which could adversely affect our results of operations and financial condition, and could result in losses in the future.

●	Our allowance for credit losses may not be sufficient to absorb actual losses.

●	The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

●	Our commercial finance clients, particularly with respect to the Bank’s Integra Division, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

●	Certain of our loans are not secured by property but dependent on the earning capacity of the borrower. The Company’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

●	Fee revenue will represent a significant portion of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients and market declines.

●	The business operations of Sanders Morris may face limitations due to net capital requirements.

●	The wealth management, trust and brokerage business is highly competitive. If we are not able to compete successfully against current and future competitors, our business, financial condition, and results of operations will be adversely affected.

●	Underperformance or declines in our investments may reduce the profitability of our wealth management and advisory business.

●	Our wealth management and brokerage business is subject to reputational risk.

●	Standard investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients.

●	We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.

●	We face strong competition from other insurance agencies, which may adversely affect our operations and financial condition.

●	A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses. We may incur significant losses due to ineffective risk management processes and strategies.

●	If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed.

●	Our estimates and assumptions in the preparation of our financial statements may not be accurate.

●	We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.

●	We may elect or be compelled to seek additional capital, but that capital may not be available, or it may be dilutive.

●	We face intense competition from larger banks and financial institutions that could hurt our business.

●	A third party systems failure could significantly disrupt our business, result in regulatory action against us, or limit our growth.

●	Fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

●	Factoring products offered by the Bank’s Integra Division may expose us to an increased risk of fraud.

●	We rely on client and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.

●	Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

●	The Company is subject to environmental risks associated with owning real estate or collateral.

Risks Related to Our Regulatory Environment:

●	We are subject to extensive government regulation and supervision, which could constrain our growth and profitability.

●	Federal banking agencies periodically conduct examinations of our banking business, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

●	We are subject to numerous laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.

●	We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering laws.

●	Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect the factoring business conducted by the Bank’s Integra Division.

●	Sanders Morris and Tectonic Advisors are subject to substantial regulation and failure to comply with applicable requirements will adversely affect our business.

●	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

●	We can be subject to legal and regulatory proceedings, investigations and inquiries related to conduct risk.

Risks Related to an Investment in the Series B Preferred Stock:

●	The Series B preferred stock is subordinate to our existing and future indebtedness, which could adversely impact our ability to pay dividends on the Series B preferred stock.

●	The Series B preferred stock may be junior in rights and preferences to our future preferred stock. Additional issuances of preferred stock or securities convertible into preferred stock may dilute existing holders.

●	Dividends on the Series B preferred stock are discretionary and non-cumulative, and our future ability to pay dividends is subject to restrictions.

●	Dividends on the Series B preferred stock vary and any dividends declared may be less than the initial fixed annual rate in effect prior to May 15, 2024.

●	The Series B preferred stock may be redeemed at our option, and you may not be able to reinvest the redemption price you receive in a similar security.

●	Investors should not expect us to redeem the Series B preferred stock on or any time after the date it becomes redeemable.

●	Holders of the Series B preferred stock have limited voting rights.

●	A liquid market for the Series B preferred stock may not be sustained, which may impair your ability to sell your shares.

●	The market price of the Series B preferred stock may become subject to substantial fluctuations.

●	Securities analysts may not continue coverage on us.

●	The Series B preferred stock is not rated.

●	Subject to regulatory requirements and the terms of the Series B preferred stock, the Company may, and currently intends to, pay dividends on its common stock and any such payment reduces the capital of the Company available to the Series B preferred stock.

●	Our management and board of directors have significant control over our business.

●	We are a “controlled company” within the meaning of the rules of Nasdaq, and as such, we qualify for exemptions from certain corporate governance requirements. As a result, you may not have the same protections afforded to shareholders of companies that are subject to such requirements.

●	The interests of our controlling shareholders may not coincide with yours and with whose decisions you may disagree.

●	Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

●	An investment in the Series B preferred stock is not an insured deposit and is subject to risk of loss.

Risks Related to Our Business

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. In 2022 and 2023, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023. While the target benchmark rate and the prime rate were decreased by 100 basis points in 2024, sustained levels or future increases in market interest rates may have an adverse effect on our business, financial condition and results of operations as it could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential credit losses. Changes in any of these policies are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

In addition, the inflationary outlook in the United States remains uncertain. Inflationary pressures remain relatively elevated and a persistent inflationary environment could result in sustained higher interest rates for a prolonged period of time, which may expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. Higher interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

We experience elevated risks associated with SBA 7(a) loans due to higher default rates and borrower sensitivity to rising interest rates.

Our loan portfolio includes a significant allocation to Small Business Administration (SBA) 7(a) loans, which, while partially guaranteed by the SBA, present unique risk considerations:

●	Increased Default Rates: Recent analyses indicate a significant rise in defaults within the SBA 7(a) loan program during recessions, particularly during the Great Recession (2007-2009).

●	Variable Interest Rate Exposure: SBA 7(a) loans typically feature variable interest rates tied to benchmarks like the prime rate. As interest rates rise, borrowers face increased debt service obligations, potentially straining their cash flows and elevating the likelihood of loan defaults.

●	Hesitancy Amid Rising Rates: The current high-interest-rate environment can lead to increased caution among potential SBA borrowers. Concerns about escalating borrowing costs have resulted in reduced loan demand and a slowdown in loan originations, which could impact our growth prospects in this lending segment.

These factors collectively heighten the credit risk associated with our SBA 7(a) loan portfolio. Should these trends persist or intensify, they could adversely affect our financial condition and results of operations.

We may experience potential adverse effects arising from our recent CEO transition.

The recent transition in our executive leadership, with Mr. Howard stepping down as the Bank’s long-term Chief Executive Officer (CEO) and Mr. Sherman assuming the role, presents several potential risks that could adversely affect our operations and financial performance:

●	Loss of Institutional Knowledge and Experience: Mr. Howard’s extensive tenure provided deep insights into our bank’s operations, culture, and strategic direction. His departure may result in a loss of valuable institutional knowledge, which could impact decision-making processes and the execution of long-term strategies.

●	Disruption of Established Relationships: Mr. Howard cultivated strong relationships with key stakeholders, including major clients, investors, regulators, and community leaders. The transition may lead to uncertainties or shifts in these relationships, potentially affecting customer retention, investor confidence, and regulatory interactions.

●	Cultural and Strategic Shifts: A change in leadership can lead to shifts in organizational culture and strategic priorities. Differences in management style and vision between Mr. Howard and Mr. Sherman could result in misalignment within the organization, affecting employee morale and the cohesive pursuit of corporate objectives.

●	Retention of Key Personnel: Leadership transitions can influence the stability of our management team and broader employee base. The departure of Mr. Howard may prompt other key personnel to reassess their positions within the Bank, potentially leading to turnover that could disrupt operations and continuity.

●	Integration of New Leadership: Mr. Sherman’s integration into the CEO role requires time and adaptation. During this period, there may be challenges in maintaining the momentum of ongoing projects, initiatives, and strategic plans, which could affect our competitive positioning and financial results.

While we are committed to ensuring a smooth leadership transition, these factors could collectively or individually have a material adverse effect on our business, financial condition, and results of operations.

Liquidity risk, including our ability to maintain our deposit base or other funding sources, could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as the FHLB, advances, access to the Federal Reserve discount window and the issuance of additional equity securities and/or debt.

If our ability to obtain funds from these sources becomes limited, these sources become restricted or are eliminated, or the costs of those funds increase, or we are unable to effectively manage the repayment and maturity schedules of our loans and investment securities, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, the Company may incur substantially higher funding costs in order to obtain the necessary funds to support the Company’s operations and growth or may be required to sell or restrict operations, or restrict the payment of dividends. Furthermore, if the Company is unable to raise adequate funds through external sources, the Company may need to sell assets with unrealized losses in order to generate additional liquidity, which could decrease the capital of the Company and have an adverse effect on our business, financial condition and results of operations.

We depend on wholesale funding sources, which causes our cost of funds to be higher when compared to other financial institutions and poses future funding risks if the Bank becomes less than “well capitalized” under the prompt corrective action framework, or PCA.

We use certain non-core, wholesale funding sources, including the FHLB advances and deposit listing services. As of December 31, 2024, our use of such wholesale funding sources amounted to approximately $353 million, or 48.6% of total funding. Although we intend to increase our efforts to reduce our reliance on wholesale funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. We further expect to increase our core funding as we develop the capacity for consumers to open on-line digital accounts. The rates on these digital accounts can be highly competitive and may increase our cost of funds, which could have a material adverse effect on our net interest income margins. Listing service deposit rates are very market sensitive. At times, the cost of these funds can exceed the cost of core deposits in our market area as well as digital deposits, which could have a material adverse effect on our net interest income margins. Wholesale funding is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity targets. Our maximum borrowing capacity from the FHLB is based on the amount and fair market value and face amount, respectively, of commercial loans and securities we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. Additionally, we are required to establish limits on certain types of deposits including brokered deposits and listing service deposits, as well as total wholesale funding sources. If we reach these limits, future asset growth may be reduced or halted. If we are unable to access any of these types of funding sources or if our costs related to them increase, our liquidity and ability to support demand for loans could be materially adversely affected. If we were not able to replace such wholesale funding, we may have to liquidate loans, which may be at losses that would have a material adverse effect on our capital, our business and your investment in the Company.

We may not be able to grow and maintain our deposit base, and deposit outflow may increase reliance on wholesale borrowings and brokered deposits.

Our future growth will largely depend on our ability to maintain and grow our deposit base and our ability to retain our trust clients, who provide deposits. As of December 31, 2024, the Bank had a loan to deposit ratio of 92.8%. In the current environment of elevated interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. Additionally, negative news about the Company or the Bank, or the banking industry in general, could negatively impact market and/or customer perceptions of the Company and the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. In addition, if interest rates rise, competition for deposits may increase, which could result in clients moving money out of the Bank. As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding. If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients, including our trust clients, move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Sustained low levels of market interest rates, as we have experienced prior to 2022, would continue to place downward pressure on our net interest margins and, therefore, on our earnings. Conversely, increases in interest rates, though they could increase our interest margins absent a commensurate rise in our cost of funds, also have the potential to affect borrowers’ ability to repay, particularly for the small and medium sized businesses to which we lend, subjecting us to potential credit losses. This effect could be exacerbated by an inflationary environment. Further, elevated interest rates generally reduce loan demand and may result in slower loan growth and may encourage current borrowers to repay loans early. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

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

As of December 31, 2024, the fair value of our investment securities portfolio was $45.3 million. The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the FHLB, and federal funds sold. In addition, the Bank may make investments in certain municipal or state obligations or securities that it believes have a similar risk profile thereto, or Other Securities. Other Securities include, among other things, securities issued pursuant to PACE and PID/TIRZ programs. These programs are created by state and local municipalities to finance energy efficiency upgrades or renewable energy installations for residential, commercial and industrial property owners. Investments in instruments other than U.S. Treasuries carry a degree of risk, including risk of default, market fluctuations and lack of liquidity.

Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates, continued instability in the capital markets and lack of liquidity or marketability. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. As discussed above, the FOMC repeatedly raised their target benchmark interest rate in 2022 and 2023, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023, and further resulting in a significant increase in market interest rates during the year ended December 31, 2023. The FOMC reduced their target benchmark interest rate in September of 2024, November of 2024 and December of 2024, resulting in subsequent prime rate decreases of 100 basis points. If market interest rates rise, the market value of the fixed income bond portfolio will decrease, resulting in unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant over the short-term. The non-credit portion of unrealized losses on the Bank’s available for sale securities portfolio are booked to AOCI, a component of shareholders’ equity, and unrealized losses net of the related tax effect as of December 31, 2024 totaled $1.6 million, which represents approximately 1.4% of our total capital. A significant increase in market rates may have a negative impact on book value per common share and return on average shareholders’ equity ratios. The Company’s bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

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

Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion – and the risk of it – has increased given the increasing prevalence of social media and its impact on the banking industry. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Furthermore, to the extent that depositors - particularly uninsured depositors - become concerned about the Bank’s financial condition or solvency, such depositors could withdraw they funds and create a “run on the bank”. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business. In addition, companies are facing increased scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s preferred stock if investors determine that the Company has not made sufficient progress on ESG matters. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG-related compliance costs could result in increases to our overall operational costs.

Significant revenues and profits are generated as a result of our relationship with Cain Watters, and a change in the relationship or decline in Cain Watters’ business could adversely affect us.

Cain Watters provides advisory services to approximately 3,100 dental professionals across the United States and plays a meaningful role in referring trust, TPA, participant directed 401k plans and lending business to the Bank. In addition, Tectonic Advisors generates a substantial portion of its revenues and profits under a long-term contract to provide advisory and due diligence services to assist in the management of assets of clients of Cain Watters and Cain Watters has referred almost entirely all of the clients of Nolan and the Bank’s Trust Division. In the event that the Cain Watters’ relationship does not continue (for whatever reason), such a change could have a material adverse effect on the profits and operations of the Company.

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

The employment market has become increasingly competitive over the past few years. We derive a substantial portion of our revenue from the efforts of our professional team, including loan officers, members of our SBA team, and financial advisors and brokers. Therefore, our future success depends, in large part, on our ability to attract, recruit, and retain qualified financial services professionals. Competition for the best people in many activities engaged in by us is intense including with respect to compensation and emerging workplace practices, accommodations, and remote work options, and we may not be able to replace personnel promptly at acceptable compensation levels or at all, and may have difficulty retaining them. These circumstances have led to escalating compensation packages in the industry. Up-front payments, increased payouts, and guaranteed contracts have made recruiting and retaining these professionals more expensive and more difficult and can lead to departures by current professionals. The unexpected loss of personnel could impact our ability to serve our clients timely, and could also negatively impact our internal operations, including regulatory compliance. A lack of skilled, seasoned personnel with knowledge of our business and our market could reduce the performance of certain areas of our business, increase our error rate in key areas, affect our ability to grow our business, and lead to a lack of talented professionals ready to advance into leadership roles in the longer term. Due to these potential effects, the tightening employment market could have a material adverse impact on our business, financial condition and results of operations.

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

In recent years, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties continue regarding the potential for a renegotiation of international trade agreements and the effect of the legislation enacted by the past presidential administration, and the impact such actions and the policies of the administration of President Donald Trump may have on economic and market conditions. A trade war or other governmental action related to tariffs or international trade agreements or policies and a reduction of the federal government workforce, as well as the ongoing conflicts in Ukraine and the Middle East or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

The Federal Reserve’s policy decisions in response to the inflationary environment may further impact our ability to attract deposits, and could have an adverse effect on our business, financial condition and results of operations as increased interest rates could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential credit losses. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

In addition, the inflationary outlook in the United States remains uncertain. Inflation continues to be reported at relatively high levels, and the resurgence of elevated levels of inflation could result in higher interest rates for a prolonged period of time, which may expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

SBA program reductions may have an adverse effect on our SBA lending operations.

Small businesses seeking SBA loans might face delays or reduced access to funding from budget cuts, which could strain their financial stability and, in turn, affect their repayment capacity. This scenario could lead to increased default rates in our SBA loan portfolio, thereby negatively impacting our asset quality and profitability.

While we strive to mitigate these risks through diversified lending practices and contingency planning, the inherent uncertainties associated with potential SBA program reductions pose challenges to our SBA lending operations. Such events could materially and adversely affect our business, financial condition, and results of operations.

Lower Trucking Margins and Revenues Negatively Impact Trucking Industry and Factoring

The trucking industry, particularly over-the-road trucking, is a volatile industry and sees the freight rates increase or decline based on the state of the economy, customer demand and/or supply and demand considerations in the trucking industry. During 2024, freight rates – which are the rates that trucking companies charge customers for transportation services – continued a prolonged lower levels (generally) across the industry from their peak in 2021, for over-the-road trucking. Thus, revenues have declined, on a per truck basis, for most trucking companies by 30% or more from their peak in 2021, causing a significant decline in the amount of over the road factored receivables. Further, diesel prices – a key cost of trucking companies – have continued to stay at elevated levels. The industry did see some relief as the price of diesel fell in 2024, but prices remain elevated as compared to prices in 2021.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2024, our loan portfolio included $76.2 million of loans to the dental industry, representing approximately 11.4% of our total funded loans. These loans include practice acquisition loans, dental equipment loans, and dental facility loans. We had no charge-offs during 2024 and 2023 in our dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

A governmental shutdown or curtailment of government guaranteed loan programs could affect a segment of our business.

A major segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the USDA and SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses and industrial borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. As the funding of the guaranteed portion of 7(a) loans has historically been a major portion of our business, a long-term decrease or discontinuation in the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA or USDA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations. Finally, recent policy shifts under the current Presidential administration have led to significant changes within the SBA, including workforce reductions and office relocations. These actions could impact the SBA’s capacity to process and support loan programs effectively. Such changes may adversely affect our ability to originate SBA-backed loans, potentially leading to reduced loan volumes and affecting our financial performance.

We face specific risks associated with retention of unguaranteed portions of SBA loans.

SBA 7(a) loans are generally guaranteed up to 75% of the loan amount by the SBA, the remaining 25% being unguaranteed. As of December 31, 2024, the unguaranteed portion of our SBA loans totaled $90.6 million, representing 13.5% of our total loan portfolio. Given that the SBA requires that the Bank only make loans to borrowers that do not have access to conventional bank financing, the unguaranteed portion of these loans carry greater risk than traditional loans. As the Bank’s loan portfolio of the unguaranteed portion of SBA loans grows, its risk of loss due to defaults also grows. The Bank has a reserve for such unguaranteed portion of SBA loans. To the extent that this reserve is not adequate to cover losses, the Bank will suffer losses to its capital base and such losses could be material.

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

The banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (“CRE 1 Concentration”); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”), and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2024, our CRE 1 Concentration level was 87.0% and our CRE 2 Concentration level was 123.3%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

Our factoring services through the Bank’s Integra factoring division are concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our factoring business; factoring invoice levels are at historical highs.

Factoring for small-sized trucking businesses constituted the vast majority of our total factoring portfolio as of December 31, 2024, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The Company began providing factoring services for the energy industry and the staffing industry during 2023, and as of December 31, 2024, these services constitute approximately 30% of the Company’s total factoring portfolio. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

We offer traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2024, the Bank had approximately $2.1 billion in trust assets. The level of assets under management is significantly impacted by the market value of the assets. To date, virtually all of the growth in our assets under management relates to one registered investment advisor, Cain Watters, who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Related to this, the Bank and Cain Watters are parties to an agreement which includes a provision obligating each party to preserve the other’s business relationship with their mutual clients. However, in the event that the Cain Watters’ relationship does not continue (for whatever reason) to refer client to the Bank’s Trust Division, such a change could have a material adverse effect on the future growth and, thus, profits and operations of the Company. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

We could suffer material credit losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions and increases in inflation and interest rates. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. Increases in interest rates and inflation increase costs and decrease profits, reducing the ability of a borrower to make payments on its loan. This is particularly true in our SBA portfolio, which focuses on less creditworthy borrowers in accordance with the SBA’s mandate. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, financial condition and results of operations.

Our levels of nonperforming assets could increase, which could adversely affect our results of operations and financial condition, and could result in losses in the future.

As of December 31, 2024, our nonperforming loans (which consist of non-accrual loans, loans past due 90 days or more and still accruing interest and loan modifications to borrowers experiencing financial difficulty that are not performing in accordance with their modified terms) totaled $15.9 million (of which $11.4 million is guaranteed). We had no other real estate owned at December 31, 2024. However, our nonperforming assets may continue to remain at low levels or we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value and estimate disposition costs, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. Further, since many of our loans are located outside of our primary market area, collecting delinquent loans would be more difficult for our staff relative to our competitors. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as returns on assets and equity.

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

Our per client lending limit at December 31, 2024, was approximately $15.1 million. Accordingly, the size of loans which we can offer to potential clients is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining clients seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

A significant portion of our revenue is the result of fee-based services related to investment advisory, trust services, insurance and brokerage activities. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2024, consolidated non-interest income represented approximately 58.5% of our consolidated gross revenue (which is net interest income plus non-interest income). The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, market declines (which reduce asset values), the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

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

Climate change and government action and societal responses may materially affect the Company’s business and results of operations.

Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise, more frequent and prolonged drought, stronger and more frequent storms and other instances of extreme weather. Such significant climate change effects may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral, declines in economic conditions in geographic markets in which the Company’s customers operate and increased premiums for and reduced availability of insurance may impact our customers’ ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss

Moreover, as the effects of climate change continue to create a level of concern for the state of the global environment, companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. New government regulations could result in more stringent forms of ESG oversight and reporting and diligence and disclosure requirements. Increased ESG related compliance costs, in turn, could result in increases to our overall operational costs. Conversely, there has been increasing anti-ESG sentiment in the U.S., which has led and is likely to continue to lead to new anti-ESG policies and legislative and regulatory requirements discouraging or preventing ESG-related initiatives. As a result, we may face heightened and potentially conflicting regulatory and legal requirements, as well as reputational scrutiny. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, including with respect to the Company’s involvement in certain industries or projects associated with causing or exacerbating climate change, may negatively affect the Company’s reputation and commercial relationships, which could adversely affect our business.

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

As of December 31, 2024, our total liabilities were approximately $750.0 million, and we may incur additional indebtedness in the future to increase our capital resources or fund strategic acquisitions or other business efforts. Additionally, if our capital ratios or the capital ratios of the Bank fall below minimum ratios required by the Federal Reserve, we or the Bank could be required to raise additional capital by making additional offerings of debt securities, including senior or subordinated notes, or other applicable securities that could rank senior to the Series B preferred stock. The Series B preferred stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights referred to below. In addition, dividends on the Series B preferred stock are payable only when, as, and if declared by our board of directors out of assets legally available therefor. In the event of our liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B preferred stock only after all of our indebtedness and other liabilities have been paid. Accordingly, our existing and future indebtedness may restrict the payment of dividends on the Series B preferred stock. Further, if we are unable to or do not pay dividends on the Series B preferred stock, the market price of the Series B preferred stock may decline.

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

Dividends on the Series B preferred stock will vary and any dividends declared may be less than the initial fixed annual rate in effect prior to May 15, 2024.

As described in further detail in the description of the Series B preferred stock attached to this Form 10-K, commencing on May 15, 2024, the annual dividend rate on the Series B preferred stock equals three-month CME Term SOFR, plus a spread of 672 basis points per annum. Notwithstanding the foregoing, in the event that three-month CME Term SOFR is less than zero, three-month CME Term SOFR shall be deemed to be zero. Therefore, any dividends declared on or after May 15, 2024 will vary from period to period and could be more or less than the fixed rate for the initial period. We have no control over a number of factors that may affect market interest rates, including geopolitical conditions and economic, financial, political, regulatory, judicial or other events that affect the markets generally and that are important in determining the existence, magnitude and longevity of market rate risk.

The Series B preferred stock may be redeemed at our option, and you may not be able to reinvest the redemption price you receive in a similar security.

Beginning on May 15, 2024 and subject to the approval of the Federal Reserve (if then required), at our option, we may redeem the Series B preferred stock at any time, either in whole or in part, for cash, on any dividend payment date. We may also redeem the Series B preferred stock at our option, subject to the approval of the Federal Reserve (if then required), at any time, in whole, but not in part, within 90 days following the occurrence of a Regulatory Capital Treatment Event (as defined in the description of the Series B preferred stock attached to this Form 10-K), such as a proposed change in law or regulation with respect to whether the Series B preferred stock qualifies as an “additional Tier 1 capital” instrument.

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

The Series B preferred stock is a perpetual equity security. This means that it has no maturity or mandatory redemption date and is not redeemable at the option of the holders of the Series B preferred stock. The Series B preferred stock may be redeemed by us at our option, either in whole or in part, for cash, on any dividend payment date, or in whole, but not in part, at any time within 90 days following a Regulatory Capital Treatment Event. Any decision we may make at any time to propose a redemption of the Series B preferred stock will depend upon, among other things, our evaluation of our capital position, the composition of our shareholders’ equity and general market conditions at that time.

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

As of March 27, 2025, our directors, executive officers and affiliates (including partners of Cain Watters) beneficially owned an aggregate of 5,111,293 shares, or approximately 71.21% of our outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

A. Haag Sherman, Darrell W. Cain, Steven B. Clapp, Thomas Sanders, other members of the board, management and partners of Cain Watters, and certain other existing shareholders (collectively, the “Majority Shareholders”) currently own more than 50% of our outstanding shares of common stock. So long as the Majority Shareholders continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of certain matters requiring only common shareholder approval, including the election of directors and certain amendments to our certificate of formation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Majority Shareholders. In any of these matters, the interests of the Majority Shareholders may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Majority Shareholders could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

We incur substantial legal, accounting, administrative and other costs and expenses related to operating as a public company, and these costs will be higher because we no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (“PCAOB”) and NASDAQ, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and NASDAQ rules make certain operating activities more time-consuming, and we also incur significant legal, accounting, insurance and other expenses. Additionally, any failure by us to file our periodic reports with the SEC in a timely manner could, among other things, harm our reputation, cause our investors and potential investors to lose confidence in us, restrict trading in or reduce the market price of the Series B preferred stock, and potentially limit our ability to access the capital markets. Furthermore, the corporate infrastructure demanded of a public company may divert management’s attention from implementing our operating strategy, which could prevent us from successfully implementing our strategic initiatives and improving our results of operations. We incur expenses to maintain our internal control and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. We cannot predict or estimate the amount of additional costs we may incur in the future in order to continue to comply with these requirements, and these costs may materially increase our general and administrative expenses over time, and such increases would reduce our profitability.

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

The Information Security Program is led by the Chief Information Security Officer (“CISO”), who reports to the Chief Executive Officer. The CISO has oversight of the Company’s risk management framework, which includes the Information Security Program. The CISO provides program oversight and direction, including adjustments in response to changes in technology, threats, business processes, and regulatory or statutory requirements. The CISO works collaboratively with information technology staff, operational management, counterparts at third-party vendors and functional stakeholders to implement a program designed to protect our information systems from cybersecurity threats and promptly respond to potential cybersecurity incidents. The CISO has over 20 years of experience in the fields of information technology and cybersecurity and maintains multiple professional cybersecurity certifications.

Our Information Security Program consists of several elements including:

●	Incident Monitoring and Response. We have 24x7 security cybersecurity monitoring, which utilizes both third-party cybersecurity experts and leading tools to monitor activity in our information systems. We also maintain an incident response plan and playbooks that define our response to a cybersecurity incident, including a cross-functional incident response process that includes key stakeholders such as senior leaders and legal, and leverages our technological resources and third-party service providers. Through ongoing communication with these teams, the CISO monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and reports such incidents to leadership when appropriate pursuant to internal guidelines governing the reporting of such events.

●	Threat and Vulnerability Management. We maintain a threat and vulnerability management program that leverages multiple data sources to proactively identify, assess, and mitigate changing cybersecurity risks. This program incorporates vulnerability scanning and threat intelligence capabilities, which are in place to help safeguard information assets. We also share and receive threat intelligence with government agencies, the Financial Services Information Sharing and Analysis Center (“FS-ISAC”) and cybersecurity vendors and leaders in the cybersecurity industry.

●	Infrastructure and Data Protection. We have technical and organizational safeguards that are designed to protect our networks, systems, and data from cybersecurity threats, including: firewalls, intrusion prevention and detection systems, network and endpoint anti-malware protections, and access controls such as privileged access management. Our information security and information technology teams collaborate regularly to assess the security of current and future infrastructure changes.

●	Third-Party Risk Management. We run a third-party risk management program designed to identify and manage risks, including cybersecurity risks, involving our third-party providers. This includes performing due diligence and assessment of each provider’s cybersecurity posture as well as periodic re-assessments.

●	Security Training and Awareness. We provide ongoing education and training to employees regarding cybersecurity threats and the role they play in helping prevent and detect these threats. This includes regular phishing simulations, with training provided for any failures, as well as periodic communications via the internal company portal concerning threats, best practices, and technology changes to improve security. We also work with the Company marketing department to periodically publish articles on our website to raise security awareness with our customers.

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

We also lease space at: (a) 600 Travis, Houston, Texas 77002, comprising 14,402 square feet (expires in April 2026) for offices of Sanders Morris, Tectonic Advisors and HWG, (b) 17 Cowboys Way, Suite 250, Frisco, Texas 75034, comprising 2,141 square feet (expires in January 2034) for offices of Tectonic Advisors and HWG, (c) 5950 Sherry Lane, Suite 470, Dallas, Texas 75225, comprising 2,508 square feet, which lease expires in August 2029 for offices of Sanders Morris’s Dallas branch, (d) 8900 Indian Creek Parkway, Overland Park, Kansas 66210, comprising 4,947 square feet, which lease expires in May 2027 for offices of the Bank’s Nolan division, and (e) 6300 Ridglea Place, Fort Worth, Texas 76116, comprising 4,139 square feet, which lease expires in January 2027 for offices of the Bank’s Integra Division. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

Item 3. Legal Proceedings.

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the financial condition or results of operations of the Company on a consolidated basis. However, changes in circumstances or additional information could result in additional accruals or resolution of these matters in excess of established accruals, which could adversely affect our financial condition, results of operations or cash flows, potentially materially.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Our Series B preferred stock is quoted on the Nasdaq Global Market under the symbol “TECTP”.

Holders of Record

As of March 27, 2025, we had 91 holders of record of our common stock.

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

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. During the year ended 2024, and after declaring and paying dividends on our Series B preferred stock, our board of directors declared and paid certain quarterly dividends on our common stock, which is not registered with the SEC, and does not trade publicly. As a financial holding company, our ability to pay cash dividends is dependent upon the ability of our bank and non-bank subsidiaries to pay cash dividends. Future dividends will depend on our consolidated earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under Item 1 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2024, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	156,500	$5.23	365,000

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

We have two operating segments: Banking and Other Financial Services. Our Banking segment encompasses both commercial and consumer banking services, as well as factoring services. Our Other Financial Services segment includes the activities of Tectonic Advisors, Sanders Morris, the Bank’s Trust Division, which includes Nolan, and HWG. A third category, HoldCo and Other, includes the Bank’s immediate parent, T Bancshares, and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. See the section entitled Segment Reporting, below, for more information.

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

As discussed in Note 1 – Summary of Significant Accounting Policies, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, effective on January 1, 2023, pursuant to the delayed adoption allowable for smaller reporting companies, replacing allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with FASB ASC Topic 450, Contingencies discussed in the 2022 Form 10-K. Upon adoption of the current expected credit loss (“CECL”) methodology, the Company recorded an increase of $1.4 million to the allowance for credit losses for loans and $237,505 to the allowance for credit losses for unfunded commitments. In addition, the Company recognized a cumulative effect reduction to retained earnings totaling $1.3 million, net of a recorded deferred tax asset of $341,662. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion as well as Note 1 – Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Credit Losses for more details on the impact of the Company’s adoption of the CECL methodology, including related accounting policies.

Performance Summary

Net income available to common shareholders decreased by $1.6 million, or 11.6%, to $12.1 million for the year ended December 31, 2024 from $13.7 million for the year ended December 31, 2023. Earnings per diluted common share were $1.68 and $1.87 for the years ended December 31, 2024 and 2023, respectively. The decrease in net income for 2024 over 2023 included a $7.1 million increase in non-interest expense, a $3.6 million increase in the provision for credit losses and a $299,000 increase in preferred stock dividends, partly offset by a $4.7 million increase in net interest income, a $5.3 million increase in non-interest income and a $549,000 decrease in income tax expense. For the year ended December 31, 2024, annual return on average assets was 1.75%, compared to 2.38% for the prior year, and annual return on average equity was 12.66%, compared to 15.04% for the prior year.

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

The following table reconciles net income to income available to common shareholders and presents the calculation of return on average tangible common equity:

(In thousands, except percentages)	As of and for the Year Ended December 31, 2024	As of and for the Year Ended December 31, 2023
Income available to common shareholders	$12,083	$13,667

Average shareholders’ equity	$110,088	$101,176
Less: average goodwill	21,440	21,440
Less: average core deposit intangible	262	472
Less: average preferred stock	17,250	17,250
Average tangible common equity	$71,136	$62,014
Return on average tangible common equity	16.99%	22.04%

Total assets grew by $186.1 million, or 27.5%, to $863.4 million as of December 31, 2024, from $677.3 million as of December 31, 2023. This increase was primarily due to increases of $165.4 million in loans held for investment, $20.4 million in loans held for sale and $5.0 million in cash and cash equivalents, partly offset by a decrease of $4.1 million in investments.

Shareholders’ equity increased $6.5 million, or 6.1%, to $113.4 million as of December 31, 2024, from $106.9 million as of December 31, 2023. See analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included elsewhere in this discussion.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. As of December 31, 2024, the target range for the federal funds rate was 4.25% to 4.50%.

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

	2024 vs 2023
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$175	$1,905	$2,080
Securities	107	74	181
Loans, net of unearned discount (1)	3,668	11,232	14,900
Total earning assets	3,950	13,211	17,161

Savings and interest-bearing demand	1	(9)	(8)
Money market deposit accounts	514	990	1,504
Time deposits	2,987	7,209	10,196
FHLB and other borrowings	(16)	742	726
Subordinated notes	91	(3)	88
Total interest-bearing liabilities	3,577	8,929	12,506

Changes in net interest income	$373	$4,282	$4,655

(1)	Include non-accrual loans.

Net interest income increased $4.7 million, or 17.2%, from $27.4 million for the year ended December 31, 2023, to $32.0 million for year ended December 31, 2024.  Net interest margin for the year ended December 31, 2024 and 2023 was 4.23% and 4.58%, respectively, a decrease of 35 basis points. The increase in net interest income was primarily due to an increase in the average volume of and average yield of loans and an increase in the average volume of and to a lesser extent the increase in the average yield of interest-bearing deposits (primarily amounts held in an interest-bearing account at the FRB). The impact of these increases was partly offset by an increase in the average volume of and cost of time deposits and money market deposits and by an increase in the average volume of borrowings.

The average volume of interest-earning assets increased $159.8 million, or 26.8%, from $597.1 million for the year ended December 31, 2023, to $756.9 million for the year ended December 31, 2024. The increase during 2024 included a $122.5 million, or 24.9%, increase in the average volume of loans, a $35.5 million, or 64.8%, increase in average volume interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a $1.8 million, or 3.5%, increase in the average volume of securities.

The average yield on interest-earning assets increased 63 basis points from 7.78% for the year ended December 31, 2023, to 8.41% for the year ended December 31, 2024, due to the changes in market interest rates and changes in the mix of interest-earning assets. The average yield for loans increased 73 basis points from 8.47% for the year ended December 31, 2023, to 9.20% for the year ended December 31, 2024. The average yield on interest-bearing deposits increased 32 basis points from 5.05% for the year ended December 31, 2023, to 5.37% for the year ended December 31, 2024. The average yield on securities increased 20 basis points from 4.11% for the year ended December 31, 2023, to 4.31% for the year ended December 31, 2024.

The average volume of interest-bearing liabilities increased $170.4 million, or 39.2%, from $435.0 million for the year ended December 31, 2023, to $605.4 million for the year ended December 31, 2024. The increase during 2024 primarily included a $137.4 million, or 49.9%, increase in average volume of time deposits, a $19.9 million, or 15.0%, increase in money market deposits, and a $15.1 million increase in average volume of borrowings. The average interest rate paid on interest-bearing liabilities increased 83 basis points from 4.39% for the year ended December 31, 2023, to 5.22% for the year ended December 31, 2024. The average interest rate paid on interest-bearing deposits increased 89 basis points from 4.23% for the year ended December 31, 2023, to 5.12% for the year ended December 31, 2024 and the average cost of subordinated notes increased 73 basis points from 9.97% for the year ended December 31, 2023, to 10.70% for the year ended December 31, 2024, due to the aforementioned change in the market interest rates. The average cost of FHLB and other borrowings decreased 54 basis points from 5.46% for the year ended December 31, 2023, to 4.92% for the year ended December 31, 2024 due to the interest rate offered by the Federal Reserve for the BTFP.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024			2023
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$90,277	$4,844	5.37%	$54,770	$2,764	5.05%
Securities	52,677	2,272	4.31	50,874	2,091	4.11
Loans, net of unearned discount (1)	613,955	56,512	9.20	491,448	41,612	8.47
Total earning assets	756,909	63,628	8.41	597,092	46,467	7.78
Cash and other assets	49,119			48,320
Allowance for credit losses	(7,525)			(5,743)
Total assets	$798,503			$639,669
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$10,084	48	0.48%	$12,041	56	0.47%
Money market deposit accounts	152,368	7,657	5.03	132,471	6,153	4.64
Time deposits	412,925	21,736	5.26	275,540	11,540	4.19
Total interest-bearing deposits	575,377	29,441	5.12	420,052	17,749	4.23
FHLB and other borrowings	18,045	887	4.92	2,951	161	5.46
Subordinated notes	12,000	1,284	10.70	12,000	1,196	9.97
Total interest-bearing liabilities	605,422	31,612	5.22	435,003	19,106	4.39
Non-interest-bearing deposits	67,804			92,230
Other liabilities	15,189			11,260
Total liabilities	688,415			538,493
Shareholders’ equity	110,088			101,176
Total liabilities and shareholders’ equity	$798,503			$639,669

Net interest income		$32,016			$27,361
Net interest spread			3.19%			3.39%
Net interest margin			4.23%			4.58%

(1)	Includes non-accrual loans.

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

The following table presents the components of provision for credit losses:

	Year Ended December 31,
(In thousands)	2024	2023
Provision for credit losses related to:
Loans	$4,583	$1,333
Held to maturity securities	-	-
Off-balance sheet credit exposures	265	(45)
Total	$4,848	$1,288

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the year ended December 31, 2024 and 2023 driven by the loss rate and charge-offs. See “Allowance for Credit Losses” elsewhere in this discussion for further analysis of our provision for credit losses related to loans.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates. The credit provision for the year ended December 31, 2024 was due to increased outstanding loan commitments to fund.

Non-Interest Income

The components of non-interest income were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Trust income	$7,481	$6,442
Gain on sale of loans	234	581
Advisory income	18,355	14,910
Brokerage income	8,096	7,527
Service fees and other income	10,548	10,037
Rental income	358	307
Total	$45,072	$39,804

Total non-interest income for the year ended December 31, 2024, increased $5.3 million, or 13.2%, as compared to the year ended December 31, 2023. Changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned from trust services provided by the Bank on the value of managed and non-managed assets held in custody. Changes in asset values and the volatility of the bond and equity markets impact the market value of trust assets and the related fees. Trust income for the year ended December 31, 2024, increased $1.0 million, or 16.1%, compared to the year ended December 31, 2023. Trust income increased between the two years due to an increase in the average market value of the trust assets over the year ended December 31, 2024, from an increase in asset values of $205.5 million between the two periods from net asset inflows to the Bank’s Trust Division of $30.3 million and asset appreciation of $175.2 million.

Gain on sale of loans. The gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. Gain on sale of loans decreased $347,000 during the year ended December 31, 2024, or 59.7%, related to the gain on sale of $3.8 million of USDA loans, compared to the year ended December 31, 2023, during which there was a gain on sale of loans resulting from the sale of $5.8 million of USDA loans.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset value for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. In addition to fees based on a percentage of underlying assets, payments under certain advisory agreements at Sanders Morris are based on the performance of the respective account, measured as a percentage of the increase achieved in the asset values in the respective account. Performance-based fees, though the agreements may remain in place from year to year, are far less predictable, given the uncertainty of the ability to achieve an increase of the same level as in prior periods, or at all. For the year ended December 31, 2024, advisory income increased $3.4 million, or 23.1%, compared to the year ended December 31, 2023. This increase during the year ended December 31, 2024, was primarily due to an increase in advisory fees based on a percentage of the assets under management at Tectonic Advisors totaling $1.5 million and an increase in performance advisory fees at Sanders Morris totaling $1.4 million.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues in this context include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, cash held in brokerage accounts which funds margin lending, and on private placement and syndication activity during the period. Brokerage income for the year ended December 31, 2024, increased $569,000, or 7.6%, compared to the year ended December 31, 2023. This increase is primarily due to an increase in traditional brokerage activity of $1.3 million. In addition, broker dealer services increased $190,000, and federated rebates increased $88,000, offset by a decrease in revenue from margin lending of $621,000, a decrease in private placements of $226,000, and a decrease in syndicate deals of $169,000, offset by immaterial increases of $7,000.

The table below reflects a rollforward of our client assets, which includes both advisory and brokerage assets, as of December 31, 2024 and 2023, and the inflows and outflows and market appreciation during the years then ended. Our brokerage and advisory assets experienced an increase of approximately $967.7 million, or 14.1%, and an increase of $1.7 billion, or 32.5%, during the years ended December 31, 2024 and 2023, respectively. The increase for the year ended December 31, 2024 was related to market appreciation of $398.3 million, or 5.8%, and positive net flows of $569.5 million, or 8.3%.

(In thousands)	Tectonic Advisors	Sanders Morris	Total
As of January 1, 2023	$2,723,465	$2,476,006	$5,199,471
Client inflows	956,123	1,459,223	2,415,346
Client outflows	(477,325)	(1,068,957)	(1,546,282)
Net flows	478,798	390,266	869,064
Market appreciation/(depreciation)	446,142	375,015	821,157
As of December 31, 2023	3,648,405	$3,241,287	$6,889,692
Client inflows	897,860	691,332	1,589,192
Client outflows	(540,100)	(479,601)	(1,019,701)
Net flows	357,760	211,731	569,491
Market appreciation	367,730	30,522	398,252
As of December 31, 2024	$4,373,895	$3,483,540	$7,857,435

Service fees and other income. Service fees include fees for deposit-related services and third-party administrative fees from the Bank’s Nolan Division. Service fees and other income for the year ended December 31, 2024, increased $511,000, or 5.1%, compared to the year ended December 31, 2023. The increase was primarily the result of an allowance of $217,000 related to not readily marketable securities in our Other Financial Services segment in the previous year, whereas there was no allowance for the year ended December 31, 2024. In addition, there were increases in pension administration fees of $211,000, an increase in consulting fees of $189,000, an increase of $131,000 in bank service fees, an increase from a loss recognized on disposition of net readily marketable securities of $100,000 in the previous year and no losses during the year ended December 31, 2024, and an increase in interest income of $66,000. These increases were offset by a decrease in other income from the recovery of unclaimed funds at Sanders Morris of $264,000 in the previous year, a decrease in net loan servicing fees of $115,000, and individually immaterial decreases of $24,000.

Rental income. The Company receives monthly rental income from tenants leasing space in the bank building. Rental income for the year ended December 31, 2024, increased $51,000, or 16.6%, compared to the year ended December 31, 2023, due to abatements given to tenants during the first two quarters of 2023.

Non-Interest Expense

The components of non-interest expense were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Salaries and employee benefits	$37,022	$31,288
Occupancy and equipment	2,008	1,984
Trust expenses	2,511	2,265
Brokerage and advisory direct costs	2,126	1,936
Professional fees	1,773	1,813
Data processing	1,172	941
Other expense	7,308	6,594
Total	$53,920	$46,821

Total non-interest expense for the year ended December 31, 2024, increased $7.1 million, or 15.2%, compared to the year ended December 31, 2023. Changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits include employee salaries and related payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits for the year ended December 31, 2024, increased $5.7 million, or 18.3%, compared to the year ended December 31, 2023. In our Other Financial Services segment, salaries and employee benefits increased $1.8 million. The increase was primarily from an increase in commissions paid at Sanders Morris related to increases in performance based advisory fees, traditional brokerage, private placement, and syndicated offerings activity of $1.5 million, increases in bonuses of $675,000, and an increase in salaries of $160,000, offset by decreases in payroll taxes and other benefits of $363,000. Salaries, bonuses and payroll taxes at Tectonic Advisors decreased $658,000, due to the move of the technology and accounting staff to the HoldCo and Other category, where salaries, bonuses and payroll taxes increased $725,000. Salaries and employee benefits at the Bank’s Nolan division increased $329,000 related to staff increases and overtime pay to accommodate the increase in the number of plans administered and merit increases, as well as increases in the cost of health insurance. Salaries, taxes and other benefits in our trust group within our Other Financial Services segment increased $205,000 related to staffing additions to accommodate additional recordkeeping clients and duplication of personnel during staff changes, as well as the amortization of retention bonuses. Salaries and employee benefits in our Banking segment increased $3.2 million, primarily driven by increases in staff and merit increases of $2.7 million, $1.9 million of which was within the Bank’s SBA team and $667,000 within the Bank’s Integra Division, where increases in loan volumes increased commissions paid. In addition, there were increases of $463,000 in the Banks payroll taxes and other employee benefits.

Occupancy and equipment expense. Occupancy and equipment expenses include building, furniture, fixtures and equipment depreciation and maintenance costs. Occupancy and equipment expenses for the year ended December 31, 2024, increased $24,000, or 1.2%, compared to the year ended December 31, 2023. The increase is primarily due to an increase in occupancy and equipment expense in our HoldCo and Other category of $68,000, led by an increase in central area maintenance of $78,000 from new lease agreements in our Houston and Frisco offices in May and April 2023, respectively. Occupancy and equipment expense in our Other Financial Services segment remained flat, with an increase of $29,000 at Sanders Morris related to increases in common area maintenance for the Houston office being offset by decreases in depreciation and rent expense. Tectonic Advisors had a decrease in expense of $19,000 related to the movement of staff to the HoldCo and Other category and a decrease in repairs and maintenance expense. The Bank’s Trust and Nolan divisions had a net decrease of $10,000 related primarily to a decrease in depreciation expense at the Nolan Division. Occupancy and equipment expense in our Banking segment decreased $46,000, primarily from a decrease of $41,000 in facilities expense at the bank facility and the Bank’s Integra Division. Depreciation expense decreased $9,000, due to decreases in furniture, fixtures and equipment and building improvements across all segments. The remaining variances in our occupancy and equipment expense were individually immaterial.

Trust expenses. Trust expenses are incurred in our Other Financial Services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Changes in asset values and the volatility of the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the year ended December 31, 2024, increased by $246,000, or 10.9%, compared to the year ended December 31, 2023, based on increases in asset values of the Bank’s common trust funds.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the year ended December 31, 2024, increased $190,000, or 9.8%, compared to the year ended December 31, 2023. Brokerage and advisory direct costs are incurred primarily in our Other Financial Services segment and include the cost of clearing firm services and fees on advisory assets from custodians and certain referral fees, as well as information services related to our advisory and trading activity. The increase is primarily due to an increase in brokerage and advisory direct costs at Sanders Morris and HWG of $141,000, related to an increase in clearing firm service fees, exchange clearing fees, advisory clearing fees service fees and execution charges of $184,000, offset by a decrease in information services and referral fees of $43,000. Tectonic Advisors’ brokerage and advisory direct costs increased $49,000, due to increases in service fees and information services related to additional advisory staff and an increase in the volume of accounts on our platform.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the year ended December 31, 2024, decreased $40,000, or 2.2%, compared to the year ended December 31, 2023. The decrease was the result of decreases in our Banking segment of $77,000, primarily related to collections efforts on past due loans and foreclosed assets and various other matters, including the impact of work around FASB ASC 326 in our regulatory filings during the year ended December 31, 2023 which increased expense in that period. The decreases were offset by an increase in our HoldCo and Other category of $3,000, which was primarily due to audit and tax consulting increase of $159,000, and an increase in legal matters of $52,000, offset by a decrease of $208,000 in professional consulting fees for projects involving robotic process automation. Our Other Financial Services segment increased $34,000, due to an increase in professional fees at Tectonic Advisors of $49,000 related to work on our investment portal, which was offset by decreases in consulting, actuarial, and auditing fees elsewhere in the segment.

Data processing. Data processing includes costs related to the Company’s operating systems, including its banking and trust platforms. Data processing expenses for the year ended December 31, 2024, increased $231,000, or 24.5%, compared to the year ended December 31, 2023. The increase was due to increases in data processing expenses within the Banking segment of $175,000 and an increase of $57,000 in our Other Financial Services segment. The increase in our Banking segment was related to general increases in other data processing services, and the depletion of credits provided by one of the Bank’s vendors. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s Trust Division of $53,000 and immaterial increases at the Bank’s Nolan division.

Other expense. Other expenses include costs for insurance, FDIC and OCC assessments, directors’ fees, and regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the year ended December 31, 2024, increased $714,000, or 10.8%, compared to the year ended December 31, 2023. The increase includes increases in software costs and licensing of $416,000 at our Banking segment and $48,000 at our HoldCo and Other category, offset by a decrease of $12,000 at our Other Financial Services segment, increases in loan and other real estate operating costs at the Bank of $172,000 and its Nolan and Trust divisions of $64,000, increases in trading errors of $148,000 in our Other Financial Services segment, increases in payroll processing fees of $80,000 across all segments, and increases in travel and lodging of $106,000 in the Banking and HoldCo and Other category offset by a decrease of $32,000 in our Other Financial Services segment. These increases were offset by decreases in employee recruitment of $199,000, which were primarily at our Banking segment, where costs decreased by $194,000 related to hiring of additional business development officers in the Bank’s SBA and Integra divisions in the previous year, and decreases in advertising and marketing expense across all segments of the Company of $86,000, and other individually immaterial increases of $9,000.

Income Taxes

Income tax expense was $4.4 million, for an effective tax rate of 23.9%, for the year ended December 31, 2024, compared to $3.8 million, for an effective tax rate of 20.1%, for the year ended December 31, 2023. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2024 and 2023 primarily due to the effect of the income tax effects associated with state income tax and with stock-based compensation, among other things, and their relative proportion to total pre-tax net income.

Segment Reporting

The Company’s primary reportable segments consist of Banking and Other Financial Services which have been determined based on our organizational structure. A third category, HoldCo and Other, is included in the tabular format below. The activity in the Holdco and Other was disclosed as a reportable segment prior to September 30, 2024, but the Company has determined that the activity does not constitute a reportable segment and will be presented as the Holdco and Other category. A description of each business and the methodologies used to measure financial performance is described in Note 15. Operating Segments in the accompanying notes to consolidated financial statements elsewhere in this report. Details of net income (loss) by operating segment are discussed in more detail below.

The following table presents key metrics related to our segments:

	Year Ended December 31, 2024
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$63,628	$-	$-	$63,628
Total interest expense	30,328	-	1,284	31,612
Provision for credit losses	4,848	-	-	4,848
Net interest income after provision for credit losses	28,452	-	(1,284)	27,168
Noninterest Income
Trust income	-	7,481	-	7,481
Advisory income		18,355
Brokerage income	-	8,096	-	8,096
Service fees and other income	1,176	9,372	-	10,548
Other	592	-	-	592
Total noninterest income	1,768	43,304	-	45,072
Noninterest expense
Salaries and employee benefits	15,415	18,289	3,318	37,022
Occupancy and equipment	819	1,036	153	2,008
Trust expenses	-	2,511	-	2,511
Brokerage and advisory direct costs	-	2,125	1	2,126
Professional fees	465	806	502	1,773
Data processing	576	596	-	1,172
Other	4,200	2,358	750	7,308
Total noninterest expense	21,475	27,721	4,724	53,920
Income before income taxes	8,745	15,583	(6,008)	18,320
Income tax expense	3,780	2,165	(1,560)	4,385
Net income	$4,965	$13,418	$(4,448)	$13,935

	Year Ended December 31, 2023
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$46,467	$-	$-	$46,467
Total interest expense	17,909	-	1,197	19,106
Provision for credit losses	1,288	-	-	1,288
Net interest income after provision for credit losses	27,270	-	(1,197)	26,073
Noninterest Income
Trust income	-	6,442	-	6,442
Advisory income		14,910		14,910
Brokerage income	-	7,527	-	7,527
Service fees and other income	1,162	8,975	(100)	10,037
Other	888	-	-	888
Total noninterest income	2,050	37,854	(100)	39,804
Noninterest expense
Salaries and employee benefits	12,223	16,471	2,594	31,288
Occupancy and equipment	865	1,035	84	1,984
Trust expenses	-	2,265	-	2,265
Brokerage and advisory direct costs	-	1,936	-	1,936
Professional fees	542	772	499	1,813
Data processing	401	540	-	941
Other	3,369	2,562	663	6,594
Total noninterest expense	17,400	25,581	3,840	46,821
Income before income taxes	11,920	12,273	(5,137)	19,056
Income tax expense	3,499	1,564	(1,227)	3,836
Net income	$8,421	$10,709	$(3,910)	$15,220

Banking

Income before taxes for the year ended December 31, 2024, decreased $3.2 million, or 26.6%, compared to the year ended December 31, 2023. The decrease was primarily the result of a $4.1 million increase in non-interest expense, a $3.6 million increase in the provision for credit losses and a $282,000 decrease in non-interest income, partly offset by a $4.7 million increase in net interest income.

Net interest income for the year ended December 31, 2024, increased $4.7 million, or 16.6%, compared to the year ended December 31, 2023. The increase in net interest income was primarily due to an increase in the average volume of and average yield of loans and an increase in the average volume of and to a lesser extent the increase in the average yield of interest-bearing deposits (primarily amounts held in an interest-bearing account at the FRB). The impact of these increases was partly offset by an increase in the average volume of and cost of time deposits and money market deposits and by an increase in the average volume of borrowings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for credit losses for the year ended December 31, 2024, increased $3.6 million, or 276.4%, compared to the year ended December 31, 2023. See “Provision for Credit Losses” and “Allowance for Credit Losses” included elsewhere in this discussion for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the year ended December 31, 2024, decreased $282,000, or 13.8%, compared to the year ended December 31, 2023. The decrease was primarily due to a $347,000 decrease in gain on sale of SBA/USDA loans, $115,000 decrease for loan servicing fees, partly offset by a $118,000 increase in factoring fees, a $14,000 increase in deposit service fees and a $51,000 increase in rental income due to abatements given to tenants during the first two quarters of 2023. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the year ended December 31, 2024, increased $4.1 million, or 23.4%, compared to the year ended December 31, 2023. Salaries and employee benefits increased $3.2 million primarily due to increases in staff with the expansion of our SBA lending and Integra factoring, along with increases in annual merit, market and incentive bonuses and commissions. Occupancy and equipment expense decreased $46,000 primarily due to decrease in facilities repairs and maintenance expense. Professional fees decreased $77,000 primarily due to lower legal fees related to loan collections and various other matters, and lower audit fees, partially offset by consulting fees. Data processing expense increased $175,000 as a result of a reduction of discounts provided by the Bank’s core system vendor related to the change in the core system during 2021, along with normal annual increase in data processing costs. Other expenses increased $831,000, which included increases of 416,000 for software development in our lending and Integra divisions, $262,000 for advertising and marketing costs primarily in the Bank’s Integra Division, $113,000 for FDIC assessment, $63,000 for travel and meals, $61,000 for payroll processing fees, $40,000 for loan costs, and $40,000 for card settlement fees, among other things. The increases from these items was partly offset by a decrease of $194,000 in employee recruitment fees, among other things. See the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Other Financial Services

Income before taxes for the year ended December 31, 2024, increased $3.3 million, or 27.0%, compared to the year ended December 31, 2023. The increase was primarily the result of a $5.4 million increase in non-interest income which was offset by a $2.1 million increase in non-interest expense.

Non-interest income for the year ended December 31, 2024 increased $5.4 million, or 14.4%, compared to the year ended December 31, 2023. The increase was due to an increase in advisory income of $3.4 million and an increase in trust income of $1.0 million driven by an increase in advisory assets from net flows and asset appreciation, and, in the case of advisory income, from an increase in performance based advisory fees of $1.4 million compared to the year ended December 31, 2023. Brokerage income increased $569,000, primarily due to an increase in traditional brokerage activity from over-the-counter trading of $994,000, an increase in options trading of $319,000, an increase in investment banking activity of $190,000, and an increase in federated rebates of $88,000, with the majority of these increases related to an increase in market activity generally compared to the year ended December 31, 2023. These increases in brokerage income were offset by decreases in margin participation revenue of $621,000, in private placement and syndicated offerings activity of $226,000 and $169,000, respectively, and in insurance commissions revenue of $72,000, and other individually immaterial fluctuations in brokerage income totaling $66,000. Lastly, service fees and other income increased $397,000, primarily from increases in third party administration fees at the Bank’s Nolan division of $211,000, and at Sanders Morris, a decrease in impairment losses on not readily marketable securities of $217,000, an increase of $189,000 in consulting fees and an increase in interest income of $66,000. These increases were offset by a decrease in other income from a one-time recovery of funds during the year ended December 31, 2023 of $281,000. See the analysis of non-interest income included in the section captioned “Non-Interest Income” above in this discussion.

Non-interest expense for the year ended December 31, 2024 increased $2.1 million, or 8.4%, compared to the year ended December 31, 2023. The increase was primarily from an increase in salaries and employee benefits of $1.8 million, the majority of which was at Sanders Morris of $1.9 million, where commission expense increased $1.5 million driven by commissions on performance based advisory fee revenue, bonuses increased $675,000, and salaries increased $160,000. These increases were offset by a decrease in payroll taxes and other benefits expense of $363,000 at Sanders Morris. Salaries and employee benefits also increased at the Bank’s Nolan and Trust divisions by $329,000 and $205,000, respectively, primarily from increases in staffing on the participant directed services team and merit increases, and increases in payroll taxes and health insurance expense. These increases were offset by a decrease in salaries and employee benefits at Tectonic Advisors of $658,000, primarily from the movement of staff to Tectonic Financial, Inc., which falls under the HoldCo segment. Trust expenses increased by $246,000 related to increases in trust assets discussed above under non-interest income, and brokerage and advisory direct costs, incurred primarily at Sanders Morris and Tectonic Advisors, increased by $189,000 related to an increase in clearing fees, execution charges, and information service fees. In addition, professional fees increased $34,000 and data processing fees increased $56,000. These increases were offset by a decrease in other operating expenses of $203,000, primarily from a decrease in advertising and marketing expense of $284,000, which was offset by an increase in the cost of trading errors of $148,000, and other individually immaterial fluctuations totaling $67,000. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

HoldCo and Other

The net loss before taxes at HoldCo and Other increased by $871,000, or 17.0%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. Non-interest income increased $100,000 due to a loss on the disposition of not readily marketable securities of $100,000 for the year ended December 31, 2023, compared to no loss during the year ended December 31, 2024.

Non-interest expense increased $884,000, or 23.0%, which included an increase in salaries and employee benefits of $724,000, primarily related to the movement of accounting and technology staff from Tectonic Advisors to Tectonic Financial, Inc. in July of 2023 to allow for more accurate allocation of costs given that these personnel frequently work on matters across the business. Other expense increased $87,000, primarily from an increase in travel expenses of $49,000 from an increase in travel between our offices in Houston and Dallas, software and software licenses of $48,000 and computer services of $33,000 related to an increase in software development activities, which were offset by a decrease in advertising and marketing expense of $64,000 from a decrease in social media advertising, and other individually immaterial increases totaling $21,000. Occupancy and equipment expense increased by $69,000 during the year ended December 31, 2024 compared to the year ended December 31, 2023 from increases in rent and common area maintenance at both our Frisco and Houston offices, where our accounting, technology and management personnel office, and movement of staff from our Other Financial Services segment to Tectonic Financial, Inc. In addition, our professional fees and brokerage and advisory direct costs increased by $3,000 and $1,000, respectively. See also the analysis of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

As of December 31, 2024 and 2023, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of PACE and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a TPA and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of December 31, 2024 and 2023, and FHLB stock, having an amortized cost and fair value of $2.1 million and $2.0 million as of December 31, 2024 and 2023, respectively.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of December 31, 2024		As of December 31, 2023
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$-	$-	$3,906	$3,894
U.S. government agencies	15,573	13,864	15,644	13,627
Mortgage-backed securities	6,783	6,416	5,731	5,456
Total securities available for sale	$22,356	$20,280	$25,281	$22,977

Securities held to maturity:
Property assessed clean energy	$932	$848	$1,326	$1,254
Public improvement district/TIRZ	21,712	19,854	22,868	22,595
Total securities held to maturity	$22,644	$20,702	$24,194	$23,849

Securities, restricted:
Other	$4,284	$4,284	$4,176	$4,176

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of December 31, 2024. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$1,000	0.52%	$10,998	1.03%	$70	3.62%	$3,505	1.01%	$15,573	1.00%
Mortgage-backed securities	-	-	2,461	3.74	798	2.75	3,524	4.16	6,783	3.84
Total	$1,000	0.52%	$13,459	1.53%	$868	2.82%	$7,029	2.59%	$22,356	1.87%

Securities held to maturity:
PACE	$-	-%	$-	-%	$338	6.87%	$594	7.29%	$932	7.14%
PID/TIRZ	-	-	681	4.12	-	-	21,031	6.27	21,712	6.20
Total	$-	-%	$681	4.12%	$338	6.87%	$21,625	6.30%	$22,644	6.24%

Loan Portfolio Composition

Total loans, excluding allowance for credit losses, increased $168.3 million, or 33.6%, to $669.4 million at December 31, 2024, compared to $501.1 million at December 31, 2023. The increase includes $143.0 million for SBA loans, $17.2 million for real estate loans and a $10.9 million increase in factored receivables. The increases were partly offset by a $2.4 million decrease in commercial and industrial loans. SBA loans comprise the largest group of loans in our portfolio totaling $411.9 million, or 61.5% of the total loans, at December 31, 2024, compared to $268.9 million, or 53.7% of the total loans, at December 31, 2023. Commercial and industrial loans totaled $80.1 million, or 12% of the total loans, at December 31, 2024, compared to $82.5 million, or 16.5% of the total loans, at December 31, 2023. Real estate loans totaled $138.8 million, or 20.7% of the total loans, at December 31, 2024, compared to $121.6 million, or 24.2% of the total loans, at December 31, 2023.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

	December 31,
	2024		2023
(In thousands, except percentages)	Amount	Percent	Amount	Percent
Commercial and industrial	$80,069	11.9%	$82,483	16.5%
Consumer installment	573	0.1	900	0.2
Real estate – residential	8,209	1.2	8,181	1.6
Real estate – commercial	76,739	11.5	68,792	13.7
Real estate – construction and land	53,844	8.0	44,663	8.9
SBA 7(a) guaranteed	231,931	34.7	162,144	32.4
SBA 7(a) unguaranteed	96,466	14.4	64,858	12.9
SBA 504	83,520	12.5	41,906	8.4
USDA	2,120	0.3	2,124	0.4
Factored Receivables	35,896	5.4	25,044	5.0
Total Loans	$669,367	100.0%	$501,095	100.0%

The Company initially records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or fair value. Loans held for sale totaled $47.0 million and $26.6 million at December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, the Company elected to reclassify $91.6 million and $52.6 million of the SBA loans held for sale to held for investment. The Company determined that holding these loans provides better long-term risk adjusted returns than selling the loans.

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

The SBA has designated the Bank as a “Preferred Lender.” As a Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority from the SBA.

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

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of December 31, 2024, our loan portfolio included $76.2 million of loans, approximately 11.4% of our total funded loans to the dental industry, as compared to $78.2 million of loans, approximately 15.6% of our total funded loans December 31, 2023. We believe that these loans are to credit worthy borrowers and are diversified geographically.

The following table presents the contractual maturity distribution of loans held for investment and the distribution between fixed and floating interest rate loans held for investment as of December 31, 2024:

	Maturity Distribution of Loan Portfolio
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
Commercial and industrial	$2,681	$12,566	$64,822	$-	$80,069
Consumer installment	75	498	-	-	573
Real estate – residential	693	6,148	-	1,368	8,209
Real estate – commercial	475	12,752	21,868	41,644	76,739
Real estate – construction and land	7,323	235	1,309	44,977	53,844
SBA 7(a) guaranteed	33	5,817	97,807	128,274	231,931
SBA 7(a) unguaranteed	41	2,867	43,765	49,793	96,466
SBA 504	-	-	11,472	72,048	83,520
USDA	-	-	-	2,120	2,120
Factored Receivables	35,896	-	-	-	35,896
Total	$47,217	$40,883	$241,043	$340,224	$669,367

	Loans Due After One Year
(In thousands)	Fixed Rate	Floating Interest Rate	Total
Commercial and industrial	$73,053	$4,335	$77,388
Consumer installment	498	-	498
Real estate – residential	5,878	1,638	7,516
Real estate – commercial	7,395	68,869	76,264
Real estate – construction and land	234	46,287	46,521
SBA 7(a) guaranteed	3,531	228,367	231,898
SBA 7(a) unguaranteed	1,147	95,278	96,425
SBA 504	-	83,520	83,520
USDA	-	2,120	2,120
Factored Receivables	-	-	-
Total	$91,736	$530,414	$622,150

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

The following table sets forth certain information regarding non-performing assets by type, including ratios of such loans to total loans as of the dates indicated:

	December 31, 2024		December 31, 2023
(In thousands, except percentages)	Amount	Loan Category to Total Loans	Amount	Loan Category to Total Loans
Non-accrual loans:
Commercial and industrial	$2,278	0.34%	$93	0.02%
Real estate – residential	119	0.02	128	0.02
SBA guaranteed	11,374	1.70	1,951	0.39
SBA unguaranteed	2,137	0.32	251	0.05
Total non-accrual loans	15,908	2.38	2,423	0.48
Commercial and industrial past due 90 days	18	-	-	0.00
Factored receivables past due 90 days	12	-	147	0.03
Total non-performing assets	$15,938	2.38%	$2,570	0.51%

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

The following table sets forth the allocation of the allowance for credit losses, the percentage of loans in each category to total gross loans and the ratio of allowance allocated to loans in each category as of the date indicated:

	December 31, 2024			December 31, 2023
(In thousands, except percentages)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial and industrial	$2,418	11.9%	3.0%	$2,495	16.5%	3.0%
Consumer installment	19	0.1	3.3	18	0.2	2.0
Real estate – residential	91	1.2	1.1	71	1.6	0.9
Real estate – commercial	820	11.5	1.0	616	13.7	0.9
Real estate – construction and land	115	8.1	0.3	143	8.9	0.3
SBA	5,149	61.5	1.2	2,484	53.7	0.9
USDA	22	0.3	1.0	19	0.4	0.9
Factored receivables	549	5.4	1.5	462	5.0	1.8
Total Loans	$9,183	100.0%	1.4%	$6,308	100.0%	1.3%

The table below presents a summary of the Company’s net loan credit experience and provisions to the allowance for credit losses for the period indicated:

	As of and for the Year Ended
	December 31
(In thousands, except percentages)	2024	2023
Average loans outstanding	$613,955	$491,448
Gross loans held for investment outstanding at end of period	$669,367	$501,095
Allowance for credit losses at beginning of period	$6,308	$4,513
Impact of adopting ASC 326	-	1,390
Provision for credit losses	4,583	1,333
Charge offs:
Commercial and industrial	(12)	(214)
SBA 7(a)	(1,238)	(329)
Factored Receivables	(818)	(637)
Total charge-offs	(2,068)	(1,180)
Recoveries:
Commercial and industrial	-	14
SBA 7(a)	76	69
Factored Receivables	284	169
Total recoveries	360	252
Net charge-offs	(1,708)	(928)
Allowance for credit losses at end of period	$9,183	$6,308
Ratio of allowance to end of period loans	1.37%	1.26%
Ratio of net charge-offs to average loans	0.28%	0.19%

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

The Company participates in the One-Way Buy Insured Cash Sweep (“ICS”) service, which provides for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost-efficient alternative funding source for the Company. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding. As of December 31, 2024, total deposits included $50.0 million of ICS brokered deposits.

Total deposits increased $184.3 million, or 35.0%, to $711.1 million as of December 31, 2024, from $526.9 million as of December 31, 2023. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$67,804	10.5%	0.00%	$92,230	18.0%	0.00%
Savings and interest-bearing demand	10,084	1.6	0.48	12,041	2.3	0.47
Money market accounts	152,368	23.7	5.03	132,471	25.9	4.64
Time deposits	412,925	64.2	5.26	275,540	53.8	4.19
Total deposits	$643,181	100.0%	4.58%	$512,282	100.0%	3.46%

The following table provides information on the maturity distribution of the time deposits of $250,000 and over as of December 31, 2024:

(In thousands, except percentages)
Maturing
Three months or less	$42,504	37.9%
Over three months to six months	31,934	28.4
Over six months to 12 months	31,788	28.3
Over 12 months	6,072	5.4
Total	$112,298	100.0%

Total estimated uninsured deposits, including certificates of deposits, were approximately $48.7 million (6.8% of total deposits) and $59.3 million (11.3% of total deposits) as of December 31, 2024 and 2023, respectively.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,
(In thousands)	2024	2023
Borrowings:
FHLB borrowings	$10,000	$-
FRB borrowings (BTFP)	-	21,000
Subordinated notes	12,000	12,000
	$22,000	$33,000

The Company has a credit line with the FHLB with borrowing capacity of $67.0 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had $10.0 million borrowings with FHLB as of December 31, 2024 and no borrowing with FHLB as of December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $38.6 million, which is secured by commercial loans. The company had no borrowings from the FRB at December 31, 2024 and 2023.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged available for sale securities with par value of $23.3 million to provide additional liquidity to meet the needs of depositors as of December 31, 2023. The Company borrowed $21.0 million related to the BTFP as of December 31, 2023, with interest rate of 4.85% and maturing on December 26, 2024. The borrowing was paid off during October 2024 and the securities were unpledged. The Company had no borrowings under the BTFP as of December 31, 2024.

As of December 31, 2024 and 2023, T Bancshares had subordinated notes totaling $12.0 million, consisting of $8.0 million issued in 2017 bearing an interest rate of three month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, and $4.0 million issued in 2018 bearing interest rate of three month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, with interest payable quarterly and maturing on March 31, 2028, at which all principal is due. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $6.5 million, or 6.2%, to $113.4 million as of December 31, 2024, from $106.9 million as of December 31, 2023. The increase included net income of $13.9 million, $98,000 related to stock compensation expense, $180,000 net after-tax other comprehensive income. The increases were partly offset by the repurchase of stock options and common stock in the amount of $1.3 million and $1.6 million, respectively, and dividends paid on the Series B preferred stock and on the common stock in the amounts of $1.9 million and $2.8 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2024, the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the OCC.

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

The following table presents our regulatory capital ratios, as well as those of the Bank, as of the dates indicated:

(In thousands)	December 31, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc.
Tier 1 Capital (to Average Assets)	$93,406	11.32%	$86,847	13.97%
Common Equity Tier 1 (to Risk Weighted Assets)	76,156	13.37	69,597	15.74
Tier 1 Capital (to Risk Weighted Assets)	93,406	16.39	86,847	19.65
Total Capital (to Risk Weighted Assets)	100,559	17.65	92,385	20.90

T Bank, N.A.
Tier 1 Capital (to Average Assets)	$93,548	11.46%	$87,488	14.26%
Common Equity Tier 1 (to Risk Weighted Assets)	93,548	16.62	87,488	20.04
Tier 1 Capital (to Risk Weighted Assets)	93,548	16.62	87,488	20.04
Total Capital (to Risk Weighted Assets)	100,615	17.88	92,957	21.29

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris is subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management. Sanders Morris is also regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of December 31, 2024, Sanders Morris is in compliance with FINRA’s net regulatory capital requirements.

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

The Company’s primary sources of funds are retail, small business, custodial, commercial deposits, brokered deposits, loan repayments, maturity of investment securities, other short-term borrowings, and other funds provided by operations. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Company will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

The Company had cash and cash equivalents of $63.7 million, or 7.4% of total assets, as of December 31, 2024. In addition to the on-balance sheet liquidity available, the Company has lines of credit with the FHLB and the FRB, which provide the Company with a source of off-balance sheet liquidity. As of December 31, 2024, the Company’s borrowing capacity with the FHLB was $67.0 million, or 7.8% of assets, of which $10.0 million was utilized, and borrowing capacity with the FRB was $38.6 million, or 4.5% of assets, of which none was utilized. In addition, as of December 31, 2024, the Company had approximately $230.4 million of SBA guaranteed loans held for investment that could be sold to investors.

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

The following table presents future contractual obligations to make future payments, excluding interest, for the periods indicated:

	As of December 31, 2024
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
FHLB borrowings	$10,000	$-	$-	$-	$10,000
Subordinated notes	-	8,000	4,000	-	12,000
Time deposits	457,376	25,290	417	-	483,083
Minimum lease payments	769	738	329	373	2,209
Total	$468,145	$34,028	$4,746	$373	$507,292

The following table presents contractual financial commitments for the periods indicated, however some of these commitments may expire unused or only partially used, so the total amounts do not necessarily reflect future cash requirements.

	As of December 31, 2024
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$12,024	$25	$-	$60,294	$72,343
Standby letters of credit	162	-	-	-	162

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

The Company’s asset liability management model indicated that it was in an asset sensitive position in terms of its income simulation as of December 31, 2024. The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of December 31, 2024

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	8.99
+100	4.49
-100	(4.20)
-200	(7.85)

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tectonic Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Financial, Inc. (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans – Qualitative Factors

Description of the Matter

As described in Notes 1 and 3 to the consolidated financial statements, the Company accounts for credit losses under Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost. As of December 31, 2024, the balance of the allowance for credit losses on loans was approximately $9.2 million. The Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecasts of future economic conditions, historical loss experience and qualitative factors.

Management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in changes in lending policies and procedures, including changes in underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses, changes in experience, ability, and depth of lending management and other relevant staff, changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans, changes in the international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, unemployment rate; dental practice global debt service coverage ratio, the existence and effect of any concentration of credit and changes in the level of such concentrations, and commercial real estate lending internal policy and regulatory threshold concentration limits or other relevant factors.

Our determination that auditing the qualitative adjustments of the allowance for credit losses for loans is a critical audit matter is a result of the high degree of subjectivity involved in management’s assessment of the risk of loss associated with the qualitative adjustments and the determination of the adjustment amounts to historical loss rates for current conditions, and reasonable and supportable forecasts.

How We Addressed the Matter in Our Audit

The primary procedures performed to address this critical audit matter included:

●	Obtaining an understanding of the internal controls over the Company’s preparation and review of the qualitative factors used in the allowance for credit loss calculation.

●	Performing substantive testing of management’s process for assessing and assigning the qualitative factors, including assessing the relevance and reliability of internally sourced and externally sourced data used to develop the factors and evaluating for reasonableness the judgments and assumptions used in the determination and adequacy of the adjustment amounts.

●	Testing the completeness and accuracy of the internally sourced data used in the calculation.

●	Evaluation of the reasonableness of management’s judgments related to qualitative factors including forecasts to test the qualitative factors’ conformity with management’s policies and consistency applied period over period.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2018.

Plano, Texas

March 31, 2025

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
(In thousands, except share amounts)
ASSETS
Cash and due from banks	$5,849	$5,016
Interest-bearing deposits	55,864	52,481
Federal funds sold	2,010	1,270
Total cash and cash equivalents	63,723	58,767
Securities available for sale	20,280	22,977
Securities held to maturity	22,644	24,194
Securities, restricted at cost	4,284	4,176
Loans held for sale	46,980	26,573
Loans, net of allowance for credit losses of $9,183 and $6,308, respectively	660,184	494,787
Bank premises and equipment, net	4,730	4,758
Goodwill	21,440	21,440
Deferred tax asset	1,433	889
Other assets	17,682	18,785
Total assets	$863,380	$677,346

LIABILITIES
Demand deposits:
Non-interest-bearing	$63,130	$68,433
Interest-bearing	164,934	150,023
Time deposits	483,083	308,435
Total deposits	711,147	526,891
Borrowed funds	10,000	21,000
Subordinated notes	12,000	12,000
Other liabilities	16,804	10,598
Total liabilities	749,951	570,489
Commitments and contingencies (see Note 12)

SHAREHOLDERS’ EQUITY

Preferred Stock 9.00% fixed to floating rate series B non-cumulative, perpetual ($.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at December 31, 2024, and December 31, 2023)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,250,453 shares issued and 7,080,101 shares outstanding at December 31, 2024, and 7,186,453 shares issued and 7,102,680 shares outstanding at December 31, 2023	72	72
Additional paid-in capital	50,015	51,246
Treasury stock, at cost; 170,352 shares and 83,773 shares as of December 31, 2024, and December 31, 2023	(3,203)	(1,575)
Retained earnings	68,168	58,917
Accumulated other comprehensive loss	(1,640)	(1,820)
Total shareholders’ equity	113,429	106,857
Total liabilities and shareholders’ equity	$863,380	$677,346

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands, except per share data and share amounts)	2024	2023
Interest Income
Loans, including fees	$56,512	$41,612
Securities	2,272	2,091
Federal funds sold	53	45
Interest-bearing deposits	4,791	2,719
Total interest income	63,628	46,467
Interest Expense
Deposits	29,441	17,749
Borrowed funds	2,171	1,357
Total interest expense	31,612	19,106
Net interest income	32,016	27,361
Provision for credit losses	4,848	1,288
Net interest income after provision for credit losses	27,168	26,073
Non-interest Income
Trust income	7,481	6,442
Gain on sale of loans	234	581
Advisory income	18,355	14,910
Brokerage income	8,096	7,527
Service fees and other income	10,548	10,037
Rental income	358	307
Total non-interest income	45,072	39,804
Non-interest Expense
Salaries and employee benefits	37,022	31,288
Occupancy and equipment	2,008	1,984
Trust expenses	2,511	2,265
Brokerage and advisory direct costs	2,126	1,936
Professional fees	1,773	1,813
Data processing	1,172	941
Other	7,308	6,594
Total non-interest expense	53,920	46,821
Income before Income Taxes	18,320	19,056
Income tax expense	4,385	3,836
Net Income	13,935	15,220
Preferred stock dividends	1,852	1,553
Net income available to common stockholders	$12,083	$13,667

Earnings per common share:
Basic	$1.71	$1.94
Diluted	1.68	1.87

Weighted average common shares outstanding	7,076,436	7,057,430
Weighted average diluted shares outstanding	7,213,951	7,292,668

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2024	2023
Net Income	$13,935	$15,220
Other Comprehensive Income:
Change in unrealized loss on investment securities available for sale	228	693
Tax effect	48	145
Other comprehensive income	180	548
Comprehensive Income	$14,115	$15,768

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31,

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$17	71	50,695	(481)	48,564	(2,368)	96,498
Cumulative change in accounting principle (adoption of ASC 326)	-	-	-	-	(1,286)	-	(1,286)
Balance at January 1, 2023, as adjusted for change in accounting principle (adoption of ASC 326)	17	71	50,695	(481)	47,278	(2,368)	95,212
Issuance of common stock	-	1	(1)	-	-	-	-
Purchase of treasury stock at cost	-	-	-	(1,094)	-	-	(1,094)
Repayments of note receivable utilized to exercise options	-	-	250	-	-	-	250
Cash dividends - common stock ($0.10 per share)	-	-	-	-	(2,028)	-	(2,028)
Cash dividends - Series B preferred stock ($0.225 per share)	-	-	-	-	(1,553)	-	(1,553)
Net income	-	-	-	-	15,220	-	15,220
Other comprehensive income	-	-	-	-	-	548	548
Stock based compensation	-	-	302	-	-	-	302
Balance at December 31, 2023	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857
Purchase of treasury stock at cost	-	-	-	(1,628)	-	-	(1,628)
Cashout of stock options	-	-	(1,329)	-	-	-	(1,329)
Cash dividends - common stock ($0.10 per share)	-	-	-	-	(2,832)	-	(2,832)
Cash dividends - Series B preferred stock ($0.268 per share)	-	-	-	-	(1,852)	-	(1,852)
Net income	-	-	-	-	13,935	-	13,935
Other comprehensive income	-	-	-	-	-	180	180
Stock based compensation	-	-	98	-	-	-	98
Balance at December 31, 2024	$17	$72	$50,015	$(3,203)	$68,168	$(1,640)	$113,429

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$13,935	$15,220
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposition of securities not readily marketable	—	100
Provision for credit losses	4,848	1,288
Depreciation	241	247
Accretion of discount on loans	(51)	(19)
Core deposit intangible amortization	210	210
Securities discount accretion, net	(106)	(93)
Origination of loans held for sale	(116,530)	(51,336)
Proceeds from payments and sales of loans held for sale	4,653	6,632
Gain on sale of loans	(234)	(581)
Stock based compensation	98	302
Deferred income taxes	(592)	(56)
Servicing assets, net	108	21
Net change in:
Other assets	848	(4,513)
Other liabilities	5,940	(608)
Net cash used in operating activities	(86,632)	(33,186)
Cash Flows from Investing Activities
Purchase of securities available for sale	(703,491)	(405,803)
Principal payments, calls and maturities of securities available for sale	706,555	404,198
Principal payments of securities held to maturity	1,517	1,115
Purchase of securities, restricted	(20,886)	(11,502)
Proceeds from sale of securities, restricted	20,778	10,822
Net change in loans	(78,287)	903
Purchases of premises and equipment	(213)	(376)
Net cash used in investing activities	(74,027)	(643)
Cash Flows from Financing Activities
Net change in demand deposits	9,608	(12,879)
Net change in time deposits	174,648	46,745
Proceeds from borrowed funds	728,600	471,900
Repayment of borrowed funds	(739,600)	(450,900)
Repayments on note receivable utilized to exercise stock options	—	250
Dividends paid on common stock	(2,832)	(2,028)
Dividends paid on Series B preferred shares	(1,852)	(1,553)
Cash out of stock options	(1,329)	—
Purchase of treasury stock at cost	(1,628)	(1,094)
Net cash provided by financing activities	165,615	50,441
Net change in cash and cash equivalents	4,956	16,612
Cash and cash equivalents at beginning of year	58,767	42,155
Cash and cash equivalents at end of year	$63,723	$58,767

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$91,640	$52,575
Lease liabilities incurred in exchange for right-of-use assets	$103	$72
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$31,277	$18,785
Income taxes	$3,775	$3,350

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

We are headquartered in Dallas, Texas. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas. Our other subsidiaries operate from offices in Houston, Dallas, and Frisco, Texas. Our Houston office is located at 600 Travis Street, 59th Floor, Houston, Texas, and includes the home offices of Sanders Morris and HWG, as well as Tectonic Advisors’ family office services team. Our Dallas office, which is a branch office of Sanders Morris, is at 5950 Sherry Lane, Suite 470, Dallas, Texas. Our main office for Tectonic Advisors is located at 17 Cowboys Way, Suite 250, Frisco, Texas, and also includes a branch office of HWG.

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

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2024 and 2023. The Company elected to reclassify $91.6 million and $52.6 million of the SBA 7(a) loans held for sale to loans held for investment during the years ended December 31, 2024 and 2023, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. Upon adoption of ASC 326, the Company determined that an allowance for credit losses for debt securities was not required. At December 31, 2024 and 2023, no allowance for credit losses on available-for-sale securities was recorded.

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

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). The update expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company adopted ASU 2023-07 for the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. See Note 15. Operating Segments for further information.

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

Allowance for credit losses – loans: In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management’s best estimate of the net amount expected to be collected. Loans, or portions thereof, are charged-off against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses and reports accrued interest separately in other assets in the consolidated balance sheets.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses. Available for sale securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Allowance for credit losses - held to maturity securities: The allowance for credit losses on held to maturity securities is a valuation account that is deducted from the amortized cost basis of held to maturity securities to present management’s best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts along with payment and delinquency history.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had no foreclosed assets at December 31, 2024 and 2023.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 58 to 100 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis or more frequently if management believes indicators of impairment exist. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2024 and 2023, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2024 and 2023 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $473,000 and $558,000 for the years ended December 31, 2024 and 2023, respectively, and are included in other expense on the consolidated statements of income.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity. Comprehensive income for the years ended December 31, 2024 and 2023 is reported in the accompanying consolidated statements of comprehensive income.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Years ended December 31,
(In thousands, except per share data)	2024	2023
Net income available to common shareholders	$12,083	$13,667
Weighted average shares outstanding	7,076	7,057
Effect of dilutive shares	138	236

Weighted average diluted shares outstanding	7,214	7,293

Basic earnings per share	$1.71	$1.94
Diluted earnings per share	$1.68	$1.87

Note 2. Securities

A summary of amortized cost and cost and fair value of securities is presented below.

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S government agencies	$15,573	$-	$1,709	$13,864
Mortgage-backed securities	6,783	-	367	6,416
Total securities available for sale	$22,356	$-	$2,076	$20,280

Securities held to maturity:
Property assessed clean energy	$932	$-	$84	$848
Public improvement district/tax increment reinvestment zone	21,712	67	1,925	19,854
Total securities held to maturity	$22,644	$67	$2,009	$20,702
Securities, restricted:
Other	$4,284	$-	$-	$4,284

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasuries	$3,906	$-	$12	$3,894
U.S government agencies	15,644	-	2,017	13,627
Mortgage-backed securities	5,731	-	275	5,456
Total securities available for sale	$25,281	$-	$2,304	$22,977

Securities held to maturity:
Property assessed clean energy	$1,326	$-	$72	$1,254
Public improvement district/tax increment reinvestment zone	22,868	592	865	22,595
Total securities held to maturity	$24,194	$592	$937	$23,849
Securities, restricted:
Other	$4,176	$-	$-	$4,176

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

As of December 31, 2024 and 2023, securities available for sale with a fair value of $1.0 million and $988,000, respectively, were pledged against trust deposit balances held at the Bank. During March 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) created the Bank Term Funding Program (“BTFP”), which was made available to banks in response to liquidity concerns in the United States banking system. The BTFP allows the whole par value of available for sale securities to be included as the collateral value. As of December 31, 2023, securities with a par value of $23.3 million were pledged to the Federal Reserve under the BTFP, which $21.0 million was borrowed against. As of December 31, 2024, there were no securities pledged to secure borrowings at FRB, resulting from the payoff of the BTFP advance in October 2024. As of December 31, 2024 and 2023, there were no securities pledged to the FHLB. There were no sales and no related gains or losses in 2024 and 2023.

As of December 31, 2024 and 2023, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $2.1 million and $2.0 million as of December 31, 2024 and 2023, all of which were classified as restricted securities.

The table below indicates the length of time individual investment available-for-sale securities have been in a continuous loss position as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$13,864	$1,709	$13,864	$1,709
Mortgage-backed securities	2,567	78	3,849	289	6,416	367
Total	$2,567	$78	$17,713	$1,998	$20,280	$2,076

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$988	$3	$990	$9	$1,978	$12
U.S. government agencies	-	-	13,627	2,017	13,627	2,017
Mortgage-backed securities	1,022	4	4,434	271	5,456	275
Total	$2,010	$7	$19,051	$2,297	$21,061	$2,304

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses in accordance with ASC 326. The Company had a total of nineteen (19) available-for-sale securities in the unrealized loss position as of December 31, 2024.

As of December 31, 2024 and 2023, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts, along with current payment history and no delinquent payments as of December 31, 2024 and 2023. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities as of December 31, 2024, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$973	$-	$-
Due after one year through five years	10,998	10,068	681	682
Due after five years through ten years	570	466	338	306
Due after ten years	3,005	2,357	21,625	19,714
Mortgage-backed securities	6,783	6,416	-	-
Total	$22,356	$20,280	$22,644	$20,702

Note 3. Loans and Allowance for Credit Losses on Loans

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2024	December 31, 2023
Commercial and industrial	$80,069	$82,483
Consumer installment	573	900
Real estate – residential	8,209	8,181
Real estate – commercial	76,739	68,792
Real estate – construction and land	53,844	44,663
SBA:
SBA 7(a) guaranteed	231,931	162,144
SBA 7(a) unguaranteed	96,466	64,858
SBA 504	83,520	41,906
USDA	2,120	2,124
Factored receivables	35,896	25,044
Gross loans	669,367	501,095
Less:
Allowance for credit losses	9,183	6,308
Net loans	$660,184	$494,787

As of December 31, 2024, our loan portfolio included $76.2 million of loans, approximately 11.4% of our total funded loans to the dental industry, as compared to $78.2 million of loans, approximately 15.6% of our total funded loans at December 31, 2023. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $4.3 million and $3.1 million at December 31, 2024 and 2023, respectively, and is included in other assets in the Company’s consolidated balance sheets.

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

The Company had $47.0 million and $26.6 million of SBA/USDA loans held for sale as of December 31, 2024 and December 31, 2023, respectively. The Company sold the guaranteed portion of one USDA loan totaling $3.8 million, resulting in a gain on sale loans of $234,000 for the year ended December 31, 2024. The Company sold the guaranteed portion of one USDA loan totaling $5.8 million, resulting in a gain on sale loans of $581,000 for the year ended December 31, 2023. The Company elected to reclassify $91.6 million and $52.6 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment during the years ended December 31, 2024 and 2023.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2024		December 31, 2023
(In thousands)	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses
Commercial and industrial	$2,278	$1,635	$-	$-
Real estate - residential	119	119	221	221
SBA guaranteed	11,374	6,600	1,951	1,951
SBA unguaranteed	2,137	1,878	251	251
Total	$15,908	$10,232	$2,423	$2,423

The Company recognized $188,000 and $19,000 of interest income on non-accrual loans during the year ended December 31, 2024 and 2023, respectively.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. As of December 31, 2024, there was one SBA 7(a) loan modification with an outstanding balance of $798,000, or 0.13% of total loans for an interest rate reduction. As of December 31, 2023, the period-end balance of loan modifications included a SBA loan with an outstanding balance of $1.1 million to temporarily reduce the interest rate and a SBA loan with an outstanding balance of $2.4 million to temporarily lower the monthly payment amounts. The modified loans were current as of December 31, 2024, and there were no commitments to lend additional funds to these borrowers at December 31, 2024.

Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. The Company’s allowance for credit losses for loans consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans including collateral dependent loans and (2) a general valuation allowance based on historical credit loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

The Company uses the open pool life method to estimate expected losses for all of the Company’s loan pools. For modeling purposes, the loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council, except for the dental, SBA and USDA loans, are segregated in separate pools.

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of loans, which along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain loans, the Company allocates a specific reserve primarily based on the value of the collateral securing the loan or when the discounted cash flows for the loan is lower than the carrying value of that loan. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis.

In determining the amount of the general valuation allowance, management starting point is the historical lifetime credit loss experience. Management qualitatively adjusts the model for risk factors (Q-Factors), which include (i) changes in lending policies and procedures, including changes in underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses, (ii) changes in experience, ability, and depth of lending management and other relevant staff, (iii) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans, (iv) changes in the international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, (v) unemployment rate; (vi) dental practice global debt service coverage ratio, (vii) the existence and effect of any concentration of credit and changes in the level of such concentrations, and (viii) commercial real estate lending internal policy and regulatory threshold concentration limits. Historical lifetime credit loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. For all loan pools, management has determined two years represents a reasonable and supportable forecast period and reverts to a historical loss rate over two years on a straight-line basis. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024:

(In thousands)	Real Estate	Business Assets	Total
December 31, 2024
SBA guaranteed	$1,141	$674	$1,815
SBA unguaranteed	350	206	556
Total	$1,491	$880	$2,371
December 31, 2023
Real estate - residential	$221	$-	$221
SBA unguaranteed	251	-	251
Total	$472	$-	$472

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows:

	30-89 Days	90 Days or More	Total	Total	Total	Total 90 Days Past Due Still
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
Commercial and industrial	$-	$586	$586	$79,483	$80,069	$-
Consumer installment	-	-	-	573	573	-
Real estate – residential	-	63	63	8,146	8,209	-
Real estate – commercial	-	-	-	76,739	76,739	-
Real estate – construction and land	-	-	-	53,844	53,844	-
SBA	2,430	4,015	6,445	405,472	411,917	-
USDA	1,432	-	1,432	688	2,120	-
Factored receivables	1,623	11	1,634	34,262	35,896	11
Total	$5,485	$4,675	$10,160	$659,207	$669,367	$11

December 31, 2023

Commercial and industrial	$30	$-	$30	$82,453	$82,483	$-
Consumer installment	-	-	-	900	900	-
Real estate – residential	93	-	93	8,088	8,181	-
Real estate – commercial	-	-	-	68,792	68,792	-
Real estate – construction and land	-	-	-	44,663	44,663	-
SBA	-	1,167	1,167	267,741	268,908	-
USDA	-	-	-	2,124	2,124	-
Factored receivables	879	147	1,026	24,018	25,044	147
Total	$1,002	$1,314	$2,316	$498,779	$501,095	$147

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of December 31, 2024:

	Term Loans by Origination Year						Revolving
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and industrial
Pass	$10,049	$12,224	$21,458	$14,486	$6,660	$9,754	$2,635	$77,266
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	309	314	1,537	-	2,160
Doubtful	-	-	568		75	-	-	643
Total	$10,049	$12,224	$22,026	$14,795	$7,049	$11,291	$2,635	$80,069
Current period gross write-offs	$-	$8	$-	$4	$-	$-	$-	$12
Consumer installment
Pass	$15	$105	$90	$166	$-	$137	$60	$573
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$15	$105	$90	$166	$-	$137	$60	$573
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$622	$469	$3,142	$2,034	$908	$608	$-	$7,783
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	307	-	-	-	-	119	-	426
Doubtful	-	-	-	-	-	-	-	-
Total	$929	$469	$3,142	$2,034	$908	$727	$-	$8,209
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$22,830	$5,881	$10,533	$7,180	$3,864	$19,294	$-	$69,582
Pass-watch	-	-	-	-	519	-	-	519
Special mention	-	-	-	5,134	-	-	-	5,134
Substandard	-	1,504	-	-	-	-	-	1,504
Doubtful	-	-	-	-	-	-	-	-
Total	$22,830	$7,385	$10,533	$12,314	$4,383	$19,294	$-	$76,739
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$14,586	$11,747	$8,299	$-	$-	$-	$-	$34,632
Pass-watch	-	-	6,853	-	-	-	-	6,853
Special mention	-	-	6,001	-	-	-	-	6,001
Substandard	-	2,538	-	3,820	-	-	-	6,358
Doubtful	-	-	-	-	-	-	-	-
Total	$14,586	$14,285	$21,153	$3,820	$-	$-	$-	$53,844
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7(a)
Pass	$100,958	$59,192	$47,632	$54,332	$16,622	$38,239	$-	$316,975
Pass-watch	392	192	195	-	-	-	-	779
Special mention	338	-	600	-	-	-	-	938
Substandard	-	2,644	1,746	1,160	1,084	3,018	-	9,652
Doubtful	-	-	53	-	-	-	-	53
Loss	-	-	-	-	-	-	-	-
Total	$101,688	$62,028	$50,226	$55,492	$17,706	$41,257	$-	$328,397
Current period gross write-offs	$517	$136	$206	$323	$-	$56	$-	$1,238
SBA 504
Pass	$16,449	$26,389	$6,684	$1,193	$5,932	$11,804	$-	$68,451
Pass-watch	-	-	7,349	-	-	-	-	7,349
Special mention	-	-	-	3,756	-	-	-	3,756
Substandard	-	-	-	-	-	3,964	-	3,964
Doubtful	-	-	-	-	-	-	-	-
Total	$16,449	$26,389	$14,033	$4,949	$5,932	$15,768	$-	$83,520
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$-	$-	$-	$-	$-	$795	$-	$795
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,325	-	-	-	-	1,325
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,325	$-	$-	$795	$-	$2,120
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$35,896	$-	$-	$-	$-	$-	$-	$35,896
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$35,896	$-	$-	$-	$-	$-	$-	$35,896
Current period gross write-offs	$570	$241	$7	$-	$-	$-	$-	$818
Total
Pass	$201,405	$116,007	$97,838	$79,391	$33,986	$80,631	$2,695	$611,953
Pass-watch	392	192	14,397	-	519	-	-	15,500
Special mention	338	-	6,601	8,890	-	-	-	15,829
Substandard	307	6,686	3,071	5,289	1,398	8,638	-	25,389
Doubtful	-	-	621	-	75	-	-	696
Loss	-	-	-	-	-	-		-
Total	$202,442	$122,885	$122,528	$93,570	$35,978	$89,269	$2,695	$669,367
Current period gross write-offs	$1,087	$385	$213	$327	$-	$56	$-	$2,068

The following table summarizes the amortized cost basis of loans by year of origination, internal ratings, and gross write-offs by year of origination as of December 31, 2023:

	Term Loans by Origination Year						Revolving
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial and industrial
Pass	$14,632	$23,938	$16,625	$7,769	$5,229	$9,289	$1,847	$79,329
Pass-watch	-	604	343	231	-	-	-	1,178
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	115	-	1,768	-	1,883
Doubtful	-	-	-	93	-	-	-	93
Total	$14,632	$24,542	$16,968	$8,208	$5,229	$11,057	$1,847	$82,483
Current period gross write-offs	$-	$214	$-	$-	$-	$-	$-	$214
Consumer installment
Pass	$275	$128	$188	$52	$94	$93	$70	$900
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$275	$128	$188	$52	$94	$93	$70	$900
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$470	$4,679	$1,944	$754	$-	$207	$-	$8,054
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	127	-	127
Doubtful	-	-	-	-	-	-	-	-
Total	$470	$4,679	$1,944	$754	$-	$334	$-	$8,181
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$13,330	$10,920	$18,970	$4,917	$8,937	$11,718	$-	$68,792
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$13,330	$10,920	$18,970	$4,917	$8,937	$11,718	$-	$68,792
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$21,358	$23,305	$-	$-	$-	$-	$-	$44,663
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$21,358	$23,305	$-	$-	$-	$-	$-	$44,663
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7a
Pass	$40,937	$47,509	$49,245	$14,946	$12,782	$22,533	$-	$187,952
Pass-watch	749	3,209	9,343	7,137	5,267	5,704	-	31,409
Special mention	-	127	576	1,364	1,217	2,550	-	5,834
Substandard	-	466	-	129	356	800	-	1,751
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	56	-	56
Total	$41,686	$51,311	$59,164	$23,576	$19,622	$31,643	$-	$227,002
Current period gross write-offs	$-	$-	$-	$-	$58	$270	$-	$328
SBA 504
Pass	$4,186	$7,235	$6,755	$7,512	$6,610	$9,608	$-	$41,906
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,186	$7,235	$6,755	$7,512	$6,610	$9,608	$-	$41,906
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$-	$1,320	$-	$-	$-	$804	$-	$2,124
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,320	$-	$-	$-	$804	$-	$2,124
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$25,044	$-	$-	$-	$-	$-	$-	$25,044
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$25,044	$-	$-	$-	$-	$-	$-	$25,044
Current period gross write-offs	$510	$128	$-	$-	$-	$-	$-	$638
Total
Pass	$120,232	$119,034	$93,727	$35,950	$33,652	$54,252	$1,917	$458,764
Pass-watch	749	3,813	9,686	7,368	5,267	5,704	-	32,587
Special mention	-	127	576	1,364	1,217	2,550	-	5,834
Substandard	-	466	-	244	356	2,695	-	3,761
Doubtful	-	-	-	93	-	-	-	93
Loss	-	--		-	-	56		56
Total	$120,981	$123,440	$103,989	$45,019	$40,492	$65,257	$1,917	$501,095
Current period gross write-offs	$510	$342	$-	$-	$58	$270	$-	$1,180

The following table details activity in the allowance for credit losses on loans by portfolio segment for year ended December 31, 2024 and 2023.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Factored Receivables	Total

December 31, 2024
Beginning Balance	$2,495	$18	$71	$616	$143	$2,485	$19	$461	$6,308
Provision for credit losses	(65)	1	20	204	(28)	3,826	3	622	4,583
Charge-offs	(12)	-	-	-	-	(1,238)	-	(818)	(2,068)
Recoveries	-	-	-	-	-	76	-	284	360
Net charge-offs	(12)	-	-	-	-	(1,162)	-	(534)	(1,708)
Ending balance	$2,418	$19	$91	$820	$115	$5,149	$22	$549	$9,183

December 31, 2023
Beginning Balance	$1,302	$14	$79	$899	$55	$1,505	$51	$608	$4,513
Impact of adopting ASC 326	1,042	13	(32)	(308)	57	651	(33)	-	1,390
Provision for credit losses	351	(9)	24	25	31	588	1	322	1,333
Charge-offs	(214)	-	-	-	-	(328)	-	(638)	(1,180)
Recoveries	14	-	-	-	-	69	-	169	252
Net charge-offs	(200)	-	-	-	-	(259)	-	(469)	(928)
Ending balance	$2,495	$18	$71	$616	$143	$2,485	$19	$461	$6,308

Management continues to closely monitor for credit changes resulting from the uncertain forecasted economic conditions, the continued elevated interest rate environment, and the persistent high inflation levels in the United States and our market areas, and potential recession in the United States and our market areas. Additional provisions for credit losses may be necessary in future periods.

Note 4. Premises and Equipment and Leases

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2024	December 31, 2023
Land	$817	$698
Leasehold improvements	178	178
Building	4,626	4,568
Furniture and equipment	788	752
	6,409	6,196
Less: accumulated depreciation	(1,679)	(1,438)
Balance at end of period	$4,730	$4,758

Depreciation of premises and equipment totaled $241,000 and $247,000 for the years ended December 31, 2024 and 2023, respectively. There were no disposals of equipment during 2024 and 2023.

Under the lease accounting standards, right-of-use assets represent our right to utilize the underlying asset during the lease term, while the lease liability represents the obligation to make periodic lease payments over the life of the lease. As of December 31, 2024 and 2023, right-of-use assets and related lease liabilities totaled $1.9 million and $2.5 million, and $2.0 million and $1.6 million, respectively, and are included in other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. Cash paid for the operating leases for the years ended December 31, 2024 and 2023 was $685,000 and $582,000, respectively. As of December 31, 2024 and 2023, the weighted average remaining lease term was 60 months and 64 months, respectively, and the weighted average discount rate was 4.03% and 4.12%, respectively.

As of December 31, 2024, the minimum rental commitments under these noncancelable operating leases are as follows:

(In thousands)
2025	$769
2026	509
2027	229
2028	179
2029	150
Thereafter	373
Total minimum rental payments	2,209
Less: Interest	(236)
Present value of lease liabilities	$1,973

Rent expense under all operating lease obligations aggregated approximately $706,000 and $674,000 for the years ended December 31, 2024 and 2023, respectively.

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of

December 31, 2024 through 2031 were as follows.

(In thousands)
2025	$383
2026	304
2027	238
2028	123
2029	65
Thereafter	86
Total minimum rental payments	$1,199

Note 5. Other Real Estate Owned

There was no other real estate owned as of December 31, 2024 and 2023.

Note 6. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows:

(In thousands)	December 31, 2024	December 31, 2023
Goodwill	$21,440	$21,440
Core deposit intangible	149	359

Core deposit intangible is amortized on a straight-line basis over the estimated lives of the deposits, which range from five (5) to twelve (12) years. The core deposit intangible amortization totaled $210,000 for the years ended December 31, 2024 and 2023, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of December 31, 2024 and 2023 were as follows:

(In thousands)	December 31, 2024	December 31, 2023
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,559)	(1,349)
Net carrying amount	$149	$359

The core deposit intangible of $149,000 will be amortized in 2025.

Note 7. Deposits

Deposits were as follows:

(In thousands, except percentages)	December 31, 2024		December 31, 2023
Non-interest bearing demand	$63,130	9%	$68,433	13%
Interest-bearing demand (NOW)	4,903	1	4,295	1
Money market accounts	154,316	21	139,596	25
Savings accounts	5,715	1	6,132	2
Time deposits	483,083	68	308,435	59
Total	$711,147	100%	$526,891	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of December 31, 2024 and 2023 was insignificant.

As of December 31, 2024 the scheduled maturities of time deposits were as follows:

(In thousands)
2025	$457,376
2026	21,534
2027	3,756
2028	296
2029	121
Total	$483,083

The aggregate amount of time deposits that exceeded the $250,000 FDIC insurance limit totaled $112.3 million and $71.9 million at December 31, 2024 and 2023, respectively.

Note 8.  Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $67.0 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had $10.0 million of borrowings with FHLB as of December 31, 2024 and no borrowings with FHLB as of December 31, 2023.

The Company also has a credit line with the FRB with borrowing capacity of $38.6 million, which is secured by commercial loans. The Company had no borrowings under this line from the FRB at December 31, 2024 and 2023.

As part of the BTFP, the Federal Reserve offered loans of up to one year in length to banks and other eligible depository institutions pledging U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which are assessed at par value. The Bank pledged available for sale securities with par value of $23.3 million to provide additional liquidity to meet the needs of depositors as of December 31, 2023. The Company borrowed $21.0 million related to the BTFP as of December 31, 2023, with interest rate of 4.85% and maturing on December 26, 2024. The BTFP borrowing was paid off during October 2024 and the securities were unpledged. The Company had no borrowings under the BTFP as of December 31, 2024.

As of December 31, 2024 and 2023, T Bancshares had an outstanding subordinated note for $8.0 million issued in 2017 bearing an interest rate of three-month CME Term SOFR plus a spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of December 31, 2024 and 2023, the rate was 10.03406% and 10.78165%, respectively. As of December 31, 2024 and 2023, T Bancshares also had an outstanding subordinated note for $4.0 million issued in 2018 bearing a fixed interest rate of 7.125% payable semi-annually up to July 18, 2023, and converting to variable rate of three-month CME Term SOFR plus a spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of December 31, 2024 and 2023, the rate was 9.25706% and 10.00465%, respectively. The subordinated notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

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

The amount of employer contributions charged to expense under the two plans was $814,000 and $707,000 for the years ended December 31, 2024 and 2023, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of December 31, 2024 and 2023.

Note 10. Income Taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2024	2023
Current:
Federal income tax	$3,776	$3,801
State income tax	1,201	91
Total current	4,977	3,892
Deferred federal	(592)	(56)
Income tax expense	$4,385	$3,836

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

(In thousands)	2024	2023
Income tax expense computed at the statutory rate	$3,848	$4,001
State income tax, net	948	72
Other	(411)	(237)
Income tax expense, as reported	$4,385	$3,836

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$2,070	$1,411
Non-accrual loan interest	251	49
Servicing asset valuation allowance	-	8
Accrued liabilities	469	223
Stock compensation	33	74
Lease liabilities under operating leases	55	48
Net unrealized loss on securities available for sale	436	484
Total deferred tax assets	3,314	2,297
Deferred tax liabilities:
Net deferred loan costs	(1,229)	(742)
Depreciation and amortization	(348)	(327)
Held-to-maturity securities premium	(12)	(19)
Loan discount	(57)	(75)
Adjustment for FHLB stock	(6)	(5)
Intangible assets	(229)	(240)
Total deferred tax liabilities	(1,881)	(1,408)
Net deferred tax asset	$1,433	$889

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2024 and 2023, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

Note 11. Stock Compensation Plans

The board of directors and shareholders adopted the Amended and Restated Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”). The Plan is administered by the Compensation Committee of the board of directors and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At December 31, 2024, the Company had 365,000 shares of common stock remaining available for future grants.

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

On September 27, 2021, 40,000 shares of restricted stock of the Company with an exercise price of $10.00 and an intrinsic value of $6.92 were granted with a contract life through December 31, 2021. Sanders Morris issued a full recourse secured promissory note at the time of the grant. These shares of restricted stock vested immediately, and were exercised on October 29, 2021, with the grantees utilizing the proceeds of the promissory note from Sanders Morris to fund the exercise price. This note receivable is recognized within a contra-equity account, with payments by the grantees reducing this balance as they occur. Once exercised, the shares were subject to a right of repurchase by the Company under certain circumstances, which this right expired on December 31, 2023.

During the year ended December 31, 2024, the Company repurchased 100,000 fully vested stock options for consideration equal to $18.80 per share less the option exercise price applicable to the stock options, which was an average of $5.70 per share. The effect of the repurchase on the Company’s financial statements was substantially similar to the effect had the options been exercised in a cashless exercise, with the exception that due to the options not having been exercised, they were returned to the authorized shares available under the Plan.

The number of option shares outstanding were 67,500 and 167,500 as of December 31, 2024 and 2023, respectively, and the weighted average exercise price at December 31, 2024 and 2023 was $5.23 and $5.51, respectively. The weighted average contractual life of the stock awards as of December 31, 2024 and 2023 was 2.37 years and 3.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options as of December 31, 2024 and 2023 was $1.90 and $1.98, respectively. Under Topic 805, the grant date fair value has been restated as though the Tectonic Merger, under which Tectonic Holdings, LLC merged with and into Tectonic Financial, Inc., had occurred upon the date at which the entities came under common control.

As of December 31, 2024 and 2023, all stock options outstanding were vested, and there was no remaining unrecognized compensation cost. The Company recorded compensation expense on a straight-line basis over the vesting periods, and for the 40,000 shares of restricted stock granted September 27, 2021, over the right of repurchase period. The Company recorded salaries and employee benefits expense on our consolidated statements of income in connection with the options issued and restricted stock issued under the plan of $81,000 for the year ended December 31, 2023.

On September 30, 2020, the Company granted restricted stock units totaling 210,000 shares of common stock. On November 12, 2024, the Company granted restricted stock units totaling 75,000 shares of common stock. The fair value of each unit award was estimated on the date of grant by a third party using the market approach based on the application of latest 12-month Company metrics to guideline public company multiples. The vesting schedules vary by award, with all of the units awarded vesting over a six year period. The restricted stock units are subject to accelerated vesting due to death, total disability, or change in control of the Company.

As of December 31, 2024, 89,000 awarded units of restricted stock were outstanding, and the grant date fair value was $4.81. During the year ended December 31, 2024, 64,000 units awarded became vested and shares were issued. During the year ended December 31, 2023, 92,000 units awarded became vested and shares were issued. The weighted average contractual life as of December 31, 2024 and 2023 was 3.11 years and 1.18 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. For the years ended December 31, 2024 and 2023, the Company recorded salaries and employee benefits expense on our consolidated statements of income of $98,000 and $221,000, respectively, related to the restricted stock awards. As of December 31, 2024 and 2023, there was $360,000 and $98,000, respectively, of unrecognized compensation cost related to the restricted stock awards.

As of December 31, 2024 and 2023, 89,000 and 78,000 restricted stock units awarded were outstanding, respectively. The weighted average grant date fair value of the awards as of December 31, 2024, was $4.81.

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

The following table summarizes loan commitments:

(In thousands)	December 31, 2024	December 31, 2023
Undisbursed loan commitments	$72,343	$45,743
Standby letters of credit	162	162
	$72,505	$45,905

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

The following table details activity in the allowance for credit losses for off-balance-sheet commitments included in other liabilities in the accompanying consolidated balance sheets.

(In thousands)	2024	2023
Beginning balance	$193	$-
Impact of adopting ASC 326	-	238
Provision for off-balance sheet credit exposure	265	(45)
Ending balance	$458	$193

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 as of December 31, 2024 and 2023.

Employment Agreements

The Company is party to amended and restated employment agreement with Ken Bramlage, Executive Vice President and Chief Financial Officer of the Company. The employment agreement had a three year term and now is year to year. Prior to September 27, 2024, the Company was party to amended and restated employment agreement with Mr. Howard. On September 27, 2024, Mr. Howard resigned from the Boards of Directors of the Company, TBI and the Bank, and as President of the Company, President and Chief Executive Officer of TBI and the Bank effective in January 2025, at which time Mr. Howard transitioned to an executive advisor role in connection with the Transition Services Agreement dated September 27, 2024 between Mr. Howard and the Company, TBI and the Bank. The Transition Services Agreement replaces Mr. Howard’s prior Amended and Restated Employment Agreement with the Company, TBI and the Bank providing for the transition of his duties and responsibilities to Mr. A. Haag Sherman effective in January 2025, which was approved by the Boards of Directors of the Company, TBI and the Bank. The Company entered into an employment agreement with A. Haag Sherman, Chief Executive Officer of the Company, in connection with the Company’s merger with Tectonic Holdings and its initial public offering. Messrs. Sherman employment agreement had a four year term and now is year to year.

Note 13. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 29.5% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company earned $102,000 and $257,000 during the years ended December 31, 2024 and 2023, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. In a given period, fees are received from custodians by both Cain Watters and Tectonic Advisors under the various agreements, and at times, these amounts are in excess of amounts payable under the Tectonic Advisors-CWA Services Agreement, such that amounts may be payable back to Cain Watters. The Company had $309,000 and $95,000 in fees payable, respectively, related to these services at December 31, 2024 and 2023, respectively, which are included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $231,000 and $215,000 payable to Cain Watters related to this agreement at December 31, 2024 and 2023, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

Certain officers, directors and their affiliated companies had depository accounts with the Bank as of December 31, 2024 and 2023, totaling approximately $7.0 million and $7.7 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. As of December 31, 2024 and 2023, there were no loans or unfunded commitments outstanding to directors of the Bank or their affiliated companies.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, common equity Tier 1 (“CET1”) capital to total risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized” under the prompt corrective action framework, the Bank must maintain (i) a Total risk-based capital ratio of 10%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a Tier 1 leverage ratio of 5%; and (iv) a CET1 risk-based capital ratio of 6.5.

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

Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the Basel III capital ratios. As of December 31, 2024, the Bank’s regulatory capital ratios are in excess of the capital conservation buffer and the levels established for “well capitalized” institutions under the Basel III rules.

The regulatory capital ratios of the Company and the Bank are as follows:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$100,559	17.65%	$59,823	10.50%	$56,974	10.00%
T Bank, N.A.	100,615	17.88	59,094	10.50	56,280	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	93,406	16.39	48,428	8.50	45,579	8.00
T Bank, N.A.	93,548	16.62	47,838	8.50	45,024	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,156	13.37	39,882	7.00	37,033	6.50
T Bank, N.A.	93,548	16.62	39,396	7.00	36,582	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	93,406	11.32	33,006	4.00	41,258	5.00
T Bank, N.A.	93,548	11.46	32,665	4.00	40,832	5.00

As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$92,385	20.90%	$46,415	10.50%	$44,205	10.00%
T Bank, N.A.	92,957	21.29	45,835	10.50	43,652	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	86,847	19.65	37,574	8.50	35,364	8.00
T Bank, N.A.	87,488	20.04	37,105	8.50	34,922	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	69,597	15.74	30,944	7.00	28,733	6.50
T Bank, N.A.	87,488	20.04	30,557	7.00	28,374	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	86,847	13.97	24,861	4.00	31,076	5.00
T Bank, N.A.	87,488	14.26	24,534	4.00	30,667	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of December 31, 2024, approximately $30.7 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management, and additionally, Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital.

Note 15. Operating Segments

The Company’s primary reportable segments consist of Banking and Other Financial Services, which have been determined based on our organizational structure, and is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. The Company’s chief operating decision maker is our Chief Executive Officer.

The Banking segment consists of operations relative to the Company’s full service banking operations, including providing depository, lending and factoring services to individual and business customers, and other related banking services.

The Other Financial Services segment includes fee-based services in the areas of trust, retirement services, and financial management services, including investment advisory, personal wealth management and securities brokerage services to both individuals and businesses.

A third category, HoldCo and Other, is included in the tabular format below. The activity in Holdco and Other was disclosed as a reportable segment prior to September 30, 2024, but the Company has determined that the activity does not constitute a reportable segment and will be presented as the Holdco and Other category going forward. Note that the allocation of income and expenses to what is now referenced as the Holdco and Other category has not changed; it is the same activity formerly presented in the Holdco segment, and includes the operations of the Bank’s holding company (T Bancshares), as well as certain activities of the financial holding company which serves as T Bancshares’s parent. T Bancshares activity consists only of the subordinated debt that it holds. The parent company’s principal activities include the direct ownership of T Bancshares and the non-banking subsidiaries, and the issuance of equity. The principal source of revenue of the HoldCo and Other category is dividends from our subsidiaries. Expenses that are directly attributable to the Company’s Banking and Other Financial Services segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment, are allocated as such. The Company makes considerable investments in shared services that benefit the entire organization, and these expenses are allocated to the HoldCo and Other category. The Company allocates such expenses to the HoldCo and Other category in order for the Company’s chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.

Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data.

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the years ended December 31, 2024 and 2023:

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Year Ended December 31, 2024
Income Statement
Total interest income	$63,628	$-	$-	$63,628
Total interest expense	30,328	-	1,284	31,612
Provision for credit losses	4,848	-	-	4,848
Net interest income (loss) after provision for credit losses	28,452	-	(1,284)	27,168
Non-interest income	1,768	43,304	-	45,072
Salaries and employee benefits	15,415	18,289	3,318	37,022
All other non-interest expense	6,060	9,432	1,406	16,898
Income (loss) before income tax	$8,745	$15,583	$(6,008)	$18,320

Goodwill and other intangibles	$19,239	$2,350	$-	$21,589
Total assets	$847,113	$15,036	$1,231	$863,380

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Year Ended December 31, 2023
Income Statement
Total interest income	$46,467	$-	$-	$46,467
Total interest expense	17,909	-	1,197	19,106
Provision for credit losses	1,288	-	-	1,288
Net interest income (loss) after provision for credit losses	27,270	-	(1,197)	26,073
Non-interest income	2,050	37,854	(100)	39,804
Salaries and employee benefits	12,223	16,471	2,594	31,288
All other non-interest expense	5,177	9,110	1,246	15,533
Income (loss) before income tax	$11,920	$12,273	$(5,137)	$19,056

Goodwill and other intangibles	$19,449	$2,350	$-	$21,799
Total assets	$663,001	$12,661	$1,684	$677,346

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2024
Securities available for sale:
U.S. government agencies	$-	$13,864	$-	$13,864
Mortgage-backed securities	-	6,416	-	6,416

As of December 31, 2023
Securities available for sale:
U.S. Treasuries	$-	$3,894	$-	$3,894
U.S. government agencies	-	13,627	-	13,627
Mortgage-backed securities	-	5,456	-	5,456

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the years ended December 31, 2024 and December 31, 2023, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Collateral dependent loans. The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, there was no allowance for credit losses for collateral-dependent real estate and business assets loans.

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

Non-financial assets measured at fair value on a non-recurring basis include other real estate owned which, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of December 31, 2024 and 2023, there were no foreclosed assets. There were no foreclosed assets re-measured during the years ended December 31, 2024 and 2023.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the year ended December 31, 2024, the company added servicing assets totaling $63,000 in connection with the sale of a $3.8 million USDA loan. During the year ended December 31, 2023, the Company added servicing assets totaling $38,000 in connection with the sale of a $5.8 million USDA loan. For the years ended December 31, 2024 and 2023, the Company amortized $146,000 and $56,000, respectively, using the amortization method for the treatment of servicing loans. The Company reversed $38,000 and $35,000 of the servicing assets allowance for the year ended December 31, 2024 and 2023.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$63,723	$63,723
Level 2 inputs:
Securities available for sale	20,280	20,280
Securities, restricted	4,284	4,284
Loans held for sale	46,980	51,013
Accrued interest receivable	5,234	5,234
Level 3 inputs:
Securities held to maturity	22,644	20,702
Loans, net	660,184	664,290
Servicing asset	297	297
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	63,130	63,130
Level 2 inputs:
Interest bearing deposits	648,017	651,533
Borrowed funds and subordinated debt	22,000	22,000
Accrued interest payable	1,248	1,248

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$58,767	$58,767
Level 2 inputs:
Securities available for sale	22,977	22,977
Securities, restricted	4,176	4,176
Loans held for sale	26,573	28,671
Accrued interest receivable	4,829	4,829
Level 3 inputs:
Securities held to maturity	24,194	23,849
Loans, net	494,787	484,848
Servicing asset	321	321
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	68,433	68,433
Level 2 inputs:
Interest bearing deposits	458,458	459,549
Borrowed funds and subordinated debt	33,000	33,000
Accrued interest payable	913	913

Note 17. Recent Accounting Pronouncements

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025 and is not expected to have a significant impact on our financial statements.

Note 18. Parent Company Condensed Financial Statements

TECTONIC FINANCIAL, INC.

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$3,906	$356
Investment in subsidiaries	109,057	104,954
Other assets	1,136	1,619
Total assets	$114,099	$106,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$670	$72
Shareholders’ equity	113,429	106,857
Total liabilities and shareholders’ equity	$114,099	$106,929

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2024	2023
Income from subsidiaries	$16,673	$17,523
Other income	898	807
Total income	17,571	18,330
Non-interest expense:
Salaries and employee benefits	3,399	2,674
Occupancy and equipment	153	84
Professional and administrative	496	491
Data processing	13	5
Other	866	831
Total non-interest expense	4,927	4,085
Income before income taxes	12,644	14,245
Income tax benefit	(1,291)	(975)
Net Income	$13,935	$15,220

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

(In thousands)	2024	2023
Net Income	$13,935	$15,220
Other comprehensive income:
Change in unrealized loss on investment securities available for sale	228	693
Tax effect	48	145
Other comprehensive income	180	548
Comprehensive income	$14,115	$15,768

TECTONIC FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$13,935	$15,220
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(16,673)	(17,523)
Loss on disposition of securities not readily marketable	-	100
Depreciation and amortization	10	2
Stock based compensation	98	221
Net change in other assets	477	(882)
Net change in other liabilities	598	(401)
Net cash used in operating activities	(1,555)	(3,263)

Cash Flows from Investing Activities
Purchase of property and equipment	(4)	(70)
Distributions from subsidiaries	12,750	5,700
Net cash provided by investing activities	12,746	5,630

Cash Flows from Financing Activities
Repurchase of stock options	(1,329)	-
Dividends paid on Series B Preferred Shares	(1,852)	(1,553)
Dividends on common stock	(2,832)	(2,028)
Purchase of treasury stock at cost	(1,628)	(1,094)
Net cash used in financing activities	(7,641)	(4,675)
Net change in cash and cash equivalents	3,550	(2,308)
Cash and cash equivalents at beginning of period	356	2,664
Cash and cash equivalents at end of period	$3,906	$356

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$3,775	$3,350

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Whitley Penn LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 726) an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to the Company’s status as a Smaller Reporting Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

General

We have an experienced executive management team and board of directors. Our board of directors is comprised of eight directors who are elected by our shareholders at each annual meeting of shareholders for a term of one year. Our directors hold office until the next annual meeting of shareholders following their election and thereafter until their successors shall have been duly elected and qualified. Our executive officers are appointed by our board of directors and hold office until their successors are duly appointed and qualified, or until their earlier death, resignation or removal.

Pursuant to our certificate of formation and bylaws, our board of directors must be comprised of no less than one nor more than 15 directors, and is currently comprised of eight directors. The exact number of directors may be fixed from time to time within the range set forth in our bylaws by resolution of our board of directors.

As discussed in greater detail below, our board of directors has affirmatively determined that Eric Langford, Thomas McDougal, Barb Bomersbach, and Thomas Henley qualify as independent directors based upon the rules of Nasdaq and the SEC. There are no arrangements or understandings between any of the directors, executive officers and any other person pursuant to which he or she was selected as a director.

Directors and Executive Officers

Directors. The following table sets forth certain information regarding our directors, including their ages and the years that they began serving as directors of the Company:

Name	Position with the Company	Age at March 1, 2025	Director Since
Barb Bomersbach	Director	50	Mar 2019
Darrell W. Cain	Chairman	68	Nov 2018
Steven B. “Brad” Clapp	Director	52	May 2017
Thomas H. Henley	Director	59	Feb 2025
Eric Langford	Director	65	May 2017
Thomas McDougal	Director	85	May 2017
Thomas R. Sanders	Director	50	May 2017
A. Haag Sherman	Director; President; Chief Executive Officer	59	Oct 2016

Executive Officers. The following table sets forth certain information regarding our executive officers, including their positions and length of service with the Company.

Name	Position with the Company	Age at March 1, 2025	Director Since
Ken Bramlage	Executive Vice President & Chief Financial Officer	64	—
David J. Clifford	Chief Operating Officer	47	—
A. Haag Sherman	President; Chief Executive Officer	59	Oct 2016

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

Board of Directors

Barb Bomersbach.   Ms. Bomersbach has served as a director of the Company since March 2019. Ms. Bomersbach currently serves as a financial advisor to companies in the energy sector. From 2010 to 2021 she served as Chief Financial Officer of Tristate Midstream, a natural gas gathering company. Prior to that, Ms. Bomersbach was the Chief Financial Officer of Wynn Crosby, an upstream oil and gas company, in 2009. Ms. Bomersbach is a Certified Public Accountant and Chartered Financial Analyst, and graduated summa cum laude from Texas A&M University with a BBA and MS in Accounting. We believe Ms. Bomersbach brings to the Board of Directors experience in financial and accounting matters, internal controls and compliance (from an accounting standpoint). Ms. Bomersbach is our audit committee financial expert.

Darrell W. Cain. Mr. Cain is the non-executive Chairman of the Company. Mr. Cain has served as a director of the Company since November 2018, former Chairman of Tectonic Holdings from 2015 to May 2019 and a partner at Cain Watters since 1983. Mr. Cain founded Cain Watters in 1983 as an accounting and investment advisory firm specializing in financial planning, working exclusively with members of the dental profession, and served as its President from 1983 until 2008; he is currently a partner of Cain Watters. Mr. Cain previously served on the board of directors of T Bancshares and the Bank from their formation until October 2005. Mr. Cain is a graduate of Baylor University where he received both a Bachelor of Business Administration and Master of Public Accounting degree. He holds certified public accountant and investment advisor representative designations. We believe Mr. Cain brings to our board of directors significant investment, financial planning and financial skills important to the oversight of enterprise and operational risk management of the Company.

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

Thomas H. Henley. Mr. Henley, age 59, has been a managing director at Bernhard Capital Partners since February 2019. From March 2016 to February 2019, Mr. Henley served as Senior Managing Director at the UAW Retiree Medical Benefits Trust, a purchaser of retiree healthcare benefits, as a leader of the investment team and a member of the Investment Committee. Mr. Henley has more than 25 years of experience in private equity investing, both domestically and internationally. Mr. Henley earned a Bachelor of Science degree, majoring in Petroleum Engineering, from Stanford University and a Master of Business Administration from the Anderson Graduate School of Management at the University of California, Los Angeles, where he received a Chevron Fellowship in Finance. Mr. Henley brings to the board of directors longstanding investment and leadership experience.

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

A. Haag Sherman. In connection with the Tectonic Merger, Mr. Sherman was appointed as a director and the Chief Executive Officer of the Company. Prior to such appointment, Mr. Sherman served as Chairman of the Company from November 2017 until the Tectonic Merger, and as Chairman of T Bancshares and the Bank since May 2017.  Mr. Sherman was also the Chief Executive Officer and a director of Tectonic Holdings from 2015 until May 2019. Prior to joining the Company, Mr. Sherman co-founded Salient Partners, LP (a Houston-based investment firm) in 2002 and served in various executive positions, including Chief Executive Officer and Chief Investment Officer, through October 2011. In addition, he previously served as an executive officer and partner of The Redstone Companies from 1998 to 2002 where he, among other things, managed a private equity portfolio (where he was responsible for two finance companies). Mr. Sherman has served as a director of Hilltop Holdings, Inc. since its acquisition of PlainsCapital Corporation in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012.  Mr. Sherman has served as a member of the board of directors of CBIZ, Inc. since August 2020. He currently serves on the Executive Committee of Episcopal High School in Bellaire, Texas (where he previously served as Executive Chairman), the Board of Trustees of the Episcopal Health Foundation, a member of the Investment Committee of the Episcopal Diocese of Texas and on the Governing Council of the Miller Center at the University of Virginia. Mr. Sherman graduated cum laude from Baylor University in 1988 with a Bachelor of Business Administration with majors in Accounting and Economics and received a Juris Doctorate, with honors, from the University of Texas School of Law in 1992. Mr. Sherman previously served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin, Gump, Strauss, Hauer & Feld, LLP from 1992 to 1996 and was an auditor at Price Waterhouse, a public accounting firm, from 1988 to 1989. Mr. Sherman is an attorney and certified public accountant. We believe that Mr. Sherman’s leadership, board expertise, legal background and experience in financial services, including banking, trust and finance companies, qualify him to serve on our board of directors.

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy which sets forth the procedure regarding trading by insiders in securities of the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy was filed as an exhibit to this Form 10-K and is available on the Company’s website which is located at https://www.t.financial/investors#corporategovernance.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2024, our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that Darrell Cain inadvertently failed to timely report the sale of 5,000 shares of our Series B non-cumulative perpetual preferred stock on November 26, 2024 and the sale of 2,000 shares of our Series B non-cumulative perpetual preferred stock on December 2, 2024, which resulted in the late filing of Form 4 related to both transactions in our Series B non cumulative perpetual preferred stock being filed with the SEC on December 12, 2024. These failures to timely file were inadvertent and have been reported.

Item 11. Executive Compensation

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation.

Our “named executive officers,” which consist of our principal executive officer and the two other most highly compensated executive officers, are A. Haag Sherman, Chief Executive Officer, Ken Bramlage, Chief Financial Officer, and David Clifford, Chief Operating Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to, awarded to, or earned by our named executive officers for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
A. Haag Sherman	2024	375,000	325,000	—	—	—	12,591	712,591
Chief Executive Officer	2023	375,000	325,000	—	—	—	12,293	712,293
Ken Bramlage	2024	201,250	107,500	—	—	—	11,433	320,183
Chief Financial Officer	2023	185,000	92,500	—	—	—	10,504	288,004
David Clifford	2024	375,000	165,000	240,500	—	—	12,255	780,500
Chief Operating Officer	2023	375,000	150,000	—	—	—	11,730	536,730

(1)	The amounts shown in this column are composed of the following items:

Name	Year	Company 401(k) Match	Life Insurance Premiums	Total “All Other Compensation”
Haag Sherman	2024	$12,075	$516	$12,591
	2023	11,550	743	12,293
Ken Bramlage	2024	10,641	793	11,434
	2023	9,712	792	10,504
David Clifford	2024	$12,075	$180	$12,255
	2023	11,550	180	11,730

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

Employment Agreements and Arrangements

We have entered into an employment agreement with each of Mr. Sherman and Mr. Bramlage. The following is a summary of the material terms of such agreements. The Company has not entered into any material plan, contract or arrangement to which Mr. Clifford is a party.

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

Ken Bramlage. As amended and restated, the employment agreement is for a term expiring on May 14, 2020 and automatic one-year renewals thereafter unless either party provides written notice of its intent not to renew at least 90 days prior to the renewal date. Under Mr. Bramlage’s amended and restated employment agreement, he is entitled to an annual base salary that is currently $216,524 and is eligible to receive an annual performance-based bonus payment to the extent the applicable performance criteria are satisfied.

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

Authorized Shares; Limits on Awards.   The maximum number of common shares that may be issued or transferred pursuant to awards under the Amended and Restated Equity Plan equals 750,000 shares, all of which may be subject to incentive stock option treatment. The Current Plan reserves 750,000 shares of our common stock, of which 230,000 stock options and 285,000 restricted stock grants have been awarded, however 30,000 stock options were forfeited and 100,000 stock options were repurchased, and thus 130,000 shares were returned to the reserve under the Amended and Restated Equity Plan, leaving 365,000 shares remaining available for issuance.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth our outstanding equity awards as of December 31, 2024:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
A. Haag Sherman	—		—	$—		—	—		—
Ken Bramlage	10,000	(1)(2)	—	$4.30	(2)	05/15/2027	—		—
David Clifford	—		—	$—		—	60,000	(3)	$1,128,000

(1)	10,000 stock options vested on May 15, 2021.
(2)	Represents 4-Year Tectonic Financial Options to purchase 10,000 shares of the Company’s common stock at an exercise price of $4.30.
(3)	30,000 stock awards vested on December 31, 2023, 10,000 stock awards vested on December 31, 2024, and the remaining 60,000 stock awards will vest: 10,000 on December 31, 2025, and 50,000 on July 1, 2028.

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

Change in Control.  Subject to the terms of the respective employment agreements, in the event of a change in control (as defined in the respective employment agreement of Mr. Bramlage), Mr. Bramlage will be eligible to receive a cash lump sum payment equal to 1.0 times his base amount payable by us within 30 days upon a change in control or under such other terms as may be mutually agreed. In the event that the executive is also entitled to any of the severance payments and benefits discussed above, any change in control will be offset by such amount.

Director Compensation

The following table shows compensation paid to members of our board of directors and the board of directors of the Company and the Bank during 2024. From the May 2024 meeting forward, the Company’s non-employee directors received a fee of $5,000 per meeting and $1,250 for Audit Committee plus $1,250 for servicing as chairperson of the Audit Committee) paid in cash. For the joint board meetings held by the Company and the Bank, non-employee directors received a fee of $1,200 per meeting paid in cash, as well as the following committee meeting fees: $300 per Audit Committee meeting, $300 per Asset Liability Committee meeting, $300 per Technology Committee meeting, $300 per Trust Committee meeting, $300 per Loan Committee meeting, $300 per Executive Committee meeting and $300 per Compensation Committee meeting, all paid in cash. Prior to the May 2024 meeting, the Company’s non-employee directors received a fee of $5,000 per meeting paid in cash. For the joint board meetings held by the Company and the Bank, non-employee directors received a fee of $1,000 per meeting paid in cash, as well as the following committee meeting fees: $250 per Audit Committee meeting, $250 per Asset Liability Committee meeting, $250 per Technology Committee meeting, $250 per Trust Committee meeting, $125 per Loan Committee meeting, $125 per Executive Committee meeting and $125 per Compensation Committee meeting, all paid in cash.

	Fees Earned or Paid in Cash		Stock/Option Awards(1)	Total
Barb Bomersbach	30,000			30,000
Darrell W. Cain	—		—	—
Steven B. Clapp	10,450	(2)		10,450
Eric Langford	42,175	(3)	—	42,175	(3)
Thomas McDougal	37,875	(4)	—	37,875	(4)
Thomas R. Sanders	9,800	(2)	—	9,800	(2)
A. Haag Sherman	—		—	—
Dan Wicker	17,450	(2)	—	17,450	(2)

(1)	No stock/option awards were made to the directors during 2024.
(2)	Represents fees paid in cash for serving on the boards of directors of the Company and the Bank.
(3)	Includes $17,175 in fees paid in cash for serving on the boards of directors of the Bank.
(4)	Includes $12,875 in fees paid in cash for serving on the boards of directors of the Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information regarding the beneficial ownership of our capital stock as of March 27, 2025 for:

●	each of our directors;

●	each of our named executive officers;

●	all of our directors and executive officers as a group; and

●	each shareholder who beneficially owns more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days. Shares of common stock that may be acquired by an individual or group within sixty days of March 27, 2025, pursuant to the exercise of options, warrants or other rights, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The table below calculates the percentage of beneficial ownership of our common stock based on 6,776,601 shares of voting common stock and 1,725,000 shares of non-voting Series B preferred stock outstanding as of March 27, 2025. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

Except as indicated below, the address for each shareholder listed in the table below is: 16200 Dallas Parkway, Suite 190, Dallas, Texas 75248.

	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage	Number	Percentage
Directors and Named Executive Officers:
Barb Bomersbach	-		-	2,500	*
Ken Bramlage(3)	28,537		*	-	-
Darrell W. Cain(1)	215,100		3.17%	-	-
Steven B. “Brad” Clapp(1),(2)	215,100		3.17%	-	-
David Clifford	70,000		1.03	-	-
Eric Langford	250	(4)	*	-	-
Thomas McDougal	250	(4)	*	29,967	1.74%
Thomas R. Sanders	215,100		3.17%	-	-
A. Haag Sherman(5)	2,121,000		31.30%	5,000	*
Directors and Executive Officers as a Group (9 Persons)	2,865,337		42.28%	37,467	2.17%

Greater than 5% Shareholders:
Tracey Bolt(6)	405,173		5.98%	-	-

*	Represents beneficial ownership of less than 1%.
(1)	All shares of common stock are pledged to a third party bank under the terms of a loan agreement, which loan is current.
(2)	Includes 5,000 shares held in an IRA for the benefit of Mr. Clapp’s spouse.
(3)	Includes options covering 10,000 shares of our common stock which vested on May 15, 2021.
(4)	250 of these shares are subject to a repurchase right by the Company upon (i) the retirement of such individual as a director of the Bank, (ii) notice by either party of its desire to sell or repurchase the shares, as the case may be, or (iii) the filing of a bankruptcy petition affecting the director.
(5)	Includes 1,739,000 shares held by The Sherman 2018 Irrevocable Trust for which Mr. Sherman serves as trustee and 370,000 shares held by Sherman Tectonic FLP LP for which Mr. Sherman serves as the Chief Executive Officer of the general partner. Mr. Sherman has granted an option to certain other employees of Cain Watters to purchase from him or one of his affiliates up to 25,000 shares of our common stock at an exercise price of $2.15.
(6)	Includes 27,878 shares held by The Crane Basin Irrevocable Trust and 27,878 shares held by The Hamilton Irrevocable Trust.

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

Director Independence

Our Series B preferred stock is listed on the Nasdaq Global Market and, consequently, we are required to comply with the rules of the Nasdaq Stock Market with respect to the independence of directors who serve on our board of directors and its committees. Under the rules of Nasdaq, a majority of the members of the board of directors must be “independent directors” by the one-year anniversary of the time we cease to be a controlled company. The rules of Nasdaq, as well as those of the SEC, impose several other requirements with respect to the independence of our directors. Applying these standards, our board of directors has determined that each of Eric Langford, Thomas McDougal, Barb Bomersbach and Thomas H. Henley is an “independent director” as that term is defined in Rule 5605(a)(2) of the Nasdaq rules. The board of directors has also determined that the members of the Audit Committee are independent under the heightened standards of independence required by Section 5605(c)(2)(A) of the Nasdaq rules. In making these determinations, the board of directors considered the banking relationships with directors and their related interests which we enter into in the ordinary course of our business, the arrangements which are disclosed below in this Item 13 and the compensation arrangements described in Item 12 of this Form 10-K.

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

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2024, and each proposed transaction in which:

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

Cain Watters Services Agreement. Darrell W. Cain, the founder of Cain Watters, was a co-founder of T Bancshares, the predecessor, and served on the board of directors of T Bancshares when it was founded in 2003. At his request, the Bank established the Trust Division to serve clients of Cain Watters, which was accomplished in 2006. Since that time, the Bank has served as a fiduciary and custodian on behalf of clients referred by Cain Watters and, given the importance of this strategic relationship for both parties, partners of Cain Watters currently occupy four board seats of the Company and own approximately 31.20% of the issued and outstanding common stock of the Company. Notwithstanding the foregoing, the Company and Cain Watters have sought to have their relationship, as it relates to the trust services provided by the Bank, to be defined by an agreement. The Cain Watters – T Bank Agreement (the “Cain Watters Services Agreement”) was entered into as of August 23, 2012 by and between the Bank and Cain Watters. Under this agreement, each party agrees to preserve one another’s business relationships with their respective clients, including mutual clients, and agrees not to solicit or otherwise encourage clients to change service providers with respect to the services provided to such clients by one another. This provision includes Cain Watters’ best efforts to preserve the Bank’s business relationships with clients of Cain Watters with respect to the Bank CIFs. This agreement provided for automatic one-year renewals, and was amended effective January 31, 2023 such that the termination clause coincides with the Support Services Agreement (see below). The Cain Watters Service Agreement can be terminated earlier, among other events, upon the termination of the Tectonic Advisors Agreement, which can be terminated upon (among other things) a change of control of the Bank. No fee is payable under this agreement.

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

Support Services Agreement. The Support Services Agreement, dated February 5, 2015 (the “Support Services Agreement”), was entered into by and between Tectonic Advisors and Cain Watters. Pursuant to the Support Services Agreement, Tectonic Advisors provides certain financial advisory and research services to CWA, including:  asset management services, investment management oversight and management and trading of model portfolios and shall be paid a fee from revenues (“CWA Revenues”) generated from all CWA assets under management (“CWA Asset Base”).  The CWA Revenue split shall be as follows: (i) Tectonic Advisors shall be entitled to receive an asset based fee of 35 basis points on the CWA Asset Base and (ii) CWA shall be entitled to receive the remainder; provided, however, that 25 basis points on the CWA Asset Base above $2.5 billion shall be taken ratably from Tectonic Advisors and CWA and shall be allocated to CWA,  consistent with past practices. During the year ended December 31, 2023, Tectonic Advisors earned $257,000 under the Support Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of operations. Tectonic Advisors had $309,000 in fees payable related to these services at December 31, 2024.

Fee Allocation Agreement. In January 2006, Tectonic Advisors entered into an agreement with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $231,000 payable to Cain Watters related to this agreement at December 31, 2024, which is included in the accounts payable, related parties line items in the consolidated balance sheet. This agreement was amended effective January 31, 2023 such that the termination clause coincides with the Support Services Agreement (see below).

Other Related Transactions. Other miscellaneous related party transactions resulted in other amounts due from related parties of less than $1,000, included within accounts receivable, related parties on the consolidated balance sheet as of December 31, 2024.

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

Fees Billed by Independent Registered Public Accounting Firm

The Audit Committee has reviewed the following audit and non-audit fees billed to the Company by Whitley Penn LLP for 2024 and 2023 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence and concluded that such fees did not impair Whitley Penn LLP’s independence. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by Whitley Penn LLP before the services are performed, including all of the services described under “Audit Fees”, “Tax Fees” and “All Other Fees” below. The Audit Committee has pre-approved all of the services provided by Whitley Penn LLP in accordance with the policies and procedures described in the section titled “—Audit Committee Pre-Approval.”

	For the Year Ended December 31,
	2024	2023
Audit Fees(1)	$270,231	$217,624
Tax Fees(2)	63,221	46,760
All Other Fees(3)	37,200	52,314
Total Fees	$370,652	$316,698

(1)	Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and a review of financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Tax compliance fees consisted of tax return filing fees and miscellaneous state and federal income tax related issues. Tax consulting services include routine tax advice and consultation.
(3)	Other fees are those associated with services not captured in the other categories, such as operational reviews.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

2.1	Amended and Restated Agreement and Plan of Merger by and between T Acquisition, Inc. and Tectonic Holdings, LLC, dated March 28, 2019 (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)(incorporated by reference from Exhibit 2.1 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949))
2.2	Purchase and Sale Agreement by and between Tectonic Holdings, LLC and Summer Wealth Management, LLC, dated August 3, 2016, as amended (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request)(incorporated by reference from Exhibit 2.2 to the Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 230949))
2.3	Agreement and Plan of Merger by and among Tectonic Financial, Inc., T Bancshares, Inc. and Integra Funding Solutions, LLC, and joined in by The Bolt Family Irrevocable Trust, IF Holdings, LLC, Doug Waidelich, The Crane Basin Irrevocable Trust, The Hamilton Irrevocable Trust, Tracy A. Bolt, and Randall W. Woods, dated June 18, 2021 (schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K; however, the registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.) (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2021 (File No. 001-38910))
3.1	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the SEC on May 9, 2019 (File No. 333-230949))
3.2	Certificate of Designation of 10.0% Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))
3.3	Certificate of Designation of 9.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))
3.4	Certificate of Amendment to effect Reverse Stock Split (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2019 (File No. 001-38910))
3.5	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
4.1	Specimen common stock certificate of Tectonic Financial, Inc. (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
4.2	Subordinated Note Purchase Agreement for 7.125% Fixed-to-Floating Subordinated Notes due 2027, dated July 17, 2017 (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
4.3	Description of Series B Preferred Stock (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 31, 2020 (File No. 001-38910))
10.1†	Employment Agreement of A. Haag Sherman, dated May 1, 2019 (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.2.1†	Amended and Restated Employment Agreement of Patrick Howard, dated May 1, 2019 (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.2.2	Transition Services Agreement, dated September 27, 2024, by and among Tectonic Financial, Inc., T Bancshares, Inc., T Bank, National Association, and Patrick Howard (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2024 (File No. 001-38910)).
10.3†	Amended and Restated Employment Agreement of Ken Bramlage, dated May 1, 2019 (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.4†	T Acquisition, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949))
10.5†	Form Notice of Stock Option Award and of Stock Option Award Agreement under T Acquisition, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on April 18, 2019 (File No. 333-230949))
10.6	Advances and Security Agreement by and between the Federal Home Loan Bank of Dallas and T Bank, N.A., dated June 29, 2006 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.7	Fee Allocation Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), dated July 17, 2008 (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.7.1	First Amendment to the Fee Allocation Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023

10.8	Due Diligence Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), dated February 15, 2006 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.8.1	Supplement to Due Diligence Agreement by and between Cain, Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), dated November 5, 2007 (incorporated by reference from Exhibit 10.8.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.8.2	First Amendment to the Due Diligence Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III:I Financial Management Research, L.P.), effective January 31, 2023
10.10	Agreement by and between T Bank, N.A. and Cain Watters & Associates, P.L.L.C., dated August 23, 2012 (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.10.1	Second Amendment to the Agreement by and between T Bank, N.A. and Cain Watters & Associates, P.L.L.C., effective January 31, 2023
10.11	Unit Option - Buy Down Agreement by and between A. Haag Sherman and the optionees named therein, dated February 5, 2015 (incorporated by reference from Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.12	Management Services Agreement by and between Tectonic Advisors, LLC and Tectonic Services, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.13	Amended and Restated Promissory Note payable to TIB The Independent BankersBank, N. A., dated May 11, 2017 (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.14	Loan Agreement by and among Tectonic Merger Sub, Inc., T Bancshares, Inc. and TIB The Independent Bankers Bank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.15	Guaranty Agreement by and between Sanders Morris Harris LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.16	Guaranty Agreement by and between Tectonic Advisors, LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.17	Guaranty Agreement by and between Tectonic Holdings, LLC and TIB The Independent BankersBank, N.A., dated May 11, 2017 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.18	Renewal, Extension, and Modification of Loan by and among Tectonic Merger Sub, Inc., T Bancshares, Inc. and TIB The Independent BankersBank, N.A., dated May 11, 2018 (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.19	Management Services Agreement by and between Tectonic Holdings, LLC and Tectonic Services, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.19.1	Amendment to Management Services Agreement by and between Tectonic Advisors, LLC, Sanders Morris Harris LLC, Miller-Green Financial Services, LLC, HWG Insurance Agency, LLC and Tectonic Services, LLC, dated March 1, 2017 (incorporated by reference from Exhibit 10.19.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.19.2	Second Amendment to Management Services Agreement by and between Tectonic Services, LLC, Tectonic Advisors, LLC, Sanders Morris Harris LLC, Miller-Green Financial Services LLC and HWG Insurance Agency LLC, dated October 1, 2017 (incorporated by reference from Exhibit 10.19.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.20	Support Services Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC, dated February 5, 2015 (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tectonic Financial agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request) (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.20.1	First Amendment to the Support Services Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023
10.21	Insurance Contribution Agreement by and between Cain Watters & Associates, P.L.L.C. and Tectonic Holdings, LLC, dated February 5, 2015 (incorporated by reference from Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))

10.22	Amended and Restated Investment Advisory Agreement by and between T Bank, N.A. and Tectonic Advisors, LLC, dated May 14, 2015 (incorporated by reference from Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.22.1	Third Amendment to the Amended and Restated Investment Advisory Agreement by and between T Bank, N.A. and Tectonic Advisors, LLC (f/k/a III: I Financial Management Research, L.P.), effective January 31, 2023
10.23	Loan Agreement by and between Dental Community Financial Holdings, Ltd., and Tectonic Advisors, LLC, dated January 1, 2017 (incorporated by reference from Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.23.1	Promissory Note made payable to Dental Community Financial Holdings, Ltd. by Tectonic Advisors, LLC, dated January 1, 2017 (incorporated by reference from Exhibit 10.23.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.24	Tax Sharing Agreement by and between T Acquisition, Inc., T Bancshares, Inc. and T Bank N.A., dated May 15, 2017 (incorporated by reference from Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.25	Tax Sharing Agreement by and between T Acquisition, Inc. and Tectonic Holdings, LLC, effective May 15, 2017 (incorporated by reference from Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
10.26	Expense Sharing Agreement by and between T Bank N.A. and Tectonic Holdings, LLC, effective May 15, 2017 (incorporated by reference from Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 6, 2019 (File No. 333-230949))
19.1	Insider Trading Policy of Tectonic Financial, Inc.*
21.1	Subsidiaries of Tectonic Financial, Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification**
97	Compensation Recovery Policy (incorporated by reference from Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (File No. 001-38910)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tectonic Financial, Inc.

Dated: March 31, 2025	By:	/s/ A. Haag Sherman
A. Haag Sherman
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ A. Haag Sherman	Director, Chairman, President, Chief Executive Officer and	March 31, 2025
A. Haag Sherman	Principal Executive Officer

/s/ Ken Bramlage	Executive Vice President, Chief Financial Officer and	March 31, 2025
Ken Bramlage	Principal Accounting Officer

/s/ Barb Bomersbach	Director	March 31, 2025
Barb Bomersbach

/s/ Darrell Cain	Director	March 31, 2025
Darrell Cain

/s/ Steven B. Clapp	Director	March 31, 2025
Steven B. Clapp

/s/ Thomas H. Henley	Director	March 31, 2025
Thomas H. Henley

/s/ Eric Langford	Director	March 31, 2025
Eric Langford

/s/ Thomas McDougal	Director	March 31, 2025
Thomas McDougal, DDS

/s/ Thomas Sanders	Director	March 31, 2025
Thomas Sanders