Form 10-Q
period 2025-03-31
Tectonic Financial, Inc.
filed 2025-05-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-38910

TECTONIC FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Texas	82-0764846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 Dallas Parkway, Suite 190 Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

(972) 720 - 9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series B preferred stock, $0.01 par value per share	TECTP	The Nasdaq Stock Market, LLC

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

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2025 was 6,776,601 shares.

TECTONIC FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,394	$5,849
Interest-bearing deposits	59,833	55,864
Federal funds sold	832	2,010
Total cash and cash equivalents	67,059	63,723
Securities available for sale	20,598	20,280
Securities held to maturity	22,630	22,644
Securities, restricted at cost	2,572	4,284
Loans held for sale	58,811	46,980
Loans, net of allowance for credit losses of $9,136 and $9,183, respectively	694,624	660,184
Bank premises and equipment, net	4,676	4,730
Goodwill	21,440	21,440
Deferred tax asset	1,230	1,433
Other assets	16,819	17,682
Total assets	$910,459	$863,380

LIABILITIES
Demand deposits:
Non-interest-bearing	$59,922	$63,130
Interest-bearing	184,745	164,934
Time deposits	508,159	483,083
Total deposits	752,826	711,147
Borrowed funds	17,000	10,000
Subordinated notes	12,000	12,000
Other liabilities	17,316	16,804
Total liabilities	799,142	749,951
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock 9.00% fixed to floating rate series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at March 31, 2025 and December 31, 2024)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,250,453 shares issued and 6,776,601 shares outstanding at March 31, 2025 and 7,250,453 shares issued and 7,080,101 shares outstanding at December 31, 2024, respectively	72	72
Additional paid-in capital	50,042	50,015
Treasury stock, at cost; 473,852 shares and 170,352 shares as of March 31, 2025, and December 31, 2024, respectively	(8,908)	(3,203)
Retained earnings	71,420	68,168
Accumulated other comprehensive loss	(1,326)	(1,640)
Total shareholders’ equity	111,317	113,429
Total liabilities and shareholders’ equity	$910,459	$863,380

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data and share amounts)	2025	2024
Interest Income
Loan, including fees	$15,867	$12,423
Securities	530	536
Federal funds sold	12	13
Interest-bearing deposits	887	1,326
Total interest income	17,296	14,298
Interest Expense
Deposits	8,014	6,603
Borrowed funds	318	593
Total interest expense	8,332	7,196
Net interest income	8,964	7,102
Provision for credit losses	855	917
Net interest income after provision for credit losses	8,109	6,185
Non-interest Income
Trust income	1,964	1,739
Advisory income	4,399	3,938
Brokerage income	3,163	1,782
Service fees and other income	3,342	3,039
Total non-interest income	12,868	10,498
Non-interest Expense
Salaries and employee benefits	10,348	8,642
Occupancy and equipment	539	533
Trust expenses	630	610
Brokerage and advisory direct costs	638	520
Professional fees	574	434
Data processing	323	282
Other	2,243	1,753
Total non-interest expense	15,295	12,774
Income before Income Taxes	5,682	3,909
Income tax expense	1,229	848
Net Income	4,453	3,061
Preferred stock dividends	524	388
Net income available to common stockholders	$3,929	$2,673

Earnings per common share:
Basic	$0.58	$0.38
Diluted	0.57	0.37

Weighted average common shares outstanding	6,820,440	7,102,098
Weighted average diluted shares outstanding	6,917,769	7,261,055

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months Ended March 31,
(In thousands)	2025	2024
Net Income	$4,453	$3,061
Other comprehensive (loss) income:
Change in unrealized loss on investment securities available for sale	398	(177)
Tax effect	84	(37)
Other comprehensive (loss) income	314	(140)
Comprehensive Income	$4,767	$2,921

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(710)	-	(710)
Net income	-	-	-	-	3,061	-	3,061
Other comprehensive loss	-	-	-	-	-	(140)	(140)
Stock based compensation	-	-	21	-	-	-	21
Balance at March 31, 2024	$17	$72	$51,267	$(1,824)	$60,880	$(1,960)	$108,452

Balance at January 1, 2025	$17	$72	$50,015	$(3,203)	$68,168	$(1,640)	$113,429
Purchase of treasury stock at cost	-	-	-	(5,705)	-	-	(5,705)
Dividends paid on Series B preferred stock	-	-	-	-	(524)	-	(524)
Dividends paid on common stock	-	-	-	-	(677)	-	(677)
Net income	-	-	-	-	4,453	-	4,453
Other comprehensive income	-	-	-	-	-	314	314
Stock based compensation	-	-	27	-	-	-	27
Balance at March 31, 2025	$17	$72	$50,042	$(8,908)	$71,420	$(1,326)	$111,317

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$4,453	$3,061
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	855	917
Depreciation and amortization	60	60
Loans (discount accretion)/premium amortization, net	(7)	30
Securities (discount accretion)/premium amortization, net	(1)	(71)
Origination of loans held for sale	(43,141)	(14,040)
Proceeds from payments and sales of loans held for sale	485	94
Stock based compensation	27	21
Deferred income taxes	119	(67)
Servicing assets, net	57	38
Net change in:
Other assets	806	2,248
Other liabilities	667	4,546
Net cash used in operating activities	(35,620)	(3,163)
Cash Flows from Investing Activities
Purchase of securities available for sale	(99,988)	(102,593)
Principal payments, calls and maturities of securities available for sale	100,066	101,067
Principal payments of securities held to maturity	17	23
Purchase of securities, restricted	(26)	(2,520)
Proceeds from sale of securities, restricted	1,738	2,493
Net change in loans	(4,617)	(20,002)
Purchases of premises and equipment	(7)	(151)
Net cash used in investing activities	(2,817)	(21,683)
Cash Flows from Financing Activities
Net change in demand deposits	16,603	(1,067)
Net change in time deposits	25,076	95,033
Proceeds from borrowed funds	17,000	102,500
Repayment of borrowed funds	(10,000)	(102,500)
Dividends paid on common stock	(677)	(710)
Dividends paid on Series B preferred stock	(524)	(388)
Purchase of treasury stock at cost	(5,705)	(249)
Net cash provided by financing activities	41,773	92,619
Net change in cash and cash equivalents	3,336	67,773
Cash and cash equivalents at beginning of period	63,723	58,767
Cash and cash equivalents at end of period	$67,059	$126,540

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$30,825	$17,725
Lease liabilities incurred in exchange for right-of-use assets	$88	$109
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,309	$6,672

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three months ended March 31, 2025, are not necessarily indicative of results that may be expected for the full year ending December 31, 2025.

Reportable Segments. The Company’s primary reportable segments consist of Banking and Other Financial Services. Our Banking segment encompasses both commercial and consumer banking services, as well as factoring services. Our Other Financial Services segment includes the activities of Tectonic Advisors, Sanders Morris, the Bank’s trust division, which includes Nolan, and HWG. A third category, HoldCo and Other, includes the Bank’s immediate parent, T Bancshares, and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. See the section entitled Segment Reporting, below, for more information.

For further discussion of management’s operating segments, see Note 14 – Operating Segments.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
(In thousands, except per share data)	2025	2024
Net income available to common shareholders	$3,929	$2,673

Average shares outstanding	6,820	7,102
Effect of dilutive securities	98	159
Average diluted shares outstanding	6,918	7,261

Basic earnings per share	$0.58	$0.38
Diluted earnings per share	$0.57	$0.37

Subsequent Events. The Company has evaluated subsequent events and transactions from March 31, 2025 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S government agencies	$15,568	$-	$1,432	$14,136
Mortgage-backed securities	6,708	-	246	6,462
Total securities available for sale	$22,276	$-	$1,678	$20,598

Securities held to maturity:
Property assessed clean energy	$913	$-	$82	$831
Public improvement district/tax increment reinvestment zone	21,717	67	1,925	19,859
Total securities held to maturity	$22,630	$67	$2,007	$20,690
Securities, restricted:
Other	$2,572	$-	$-	$2,572

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S government agencies	$15,573	$-	$1,709	$13,864
Mortgage-backed securities	6,783	-	367	6,416
Total securities available for sale	$22,356	$-	$2,076	$20,280

Securities held to maturity:
Property assessed clean energy	$932	$-	$84	$848
Public improvement district/tax increment reinvestment zone	21,712	67	1,925	19,854
Total securities held to maturity	$22,644	$67	$2,009	$20,702
Securities, restricted:
Other	$4,284	$-	$-	$4,284

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

During each of the three months ended March 31, 2025 and 2024, no securities available for sale were sold, and there were no realized gains or losses recorded on sales for each of the three months ended March 31, 2025 and 2024.

At each of March 31, 2025 and December 31, 2024, securities available for sale with a fair value of $1.0 million were pledged against trust deposit balances held at the Bank. As of March 31, 2025, there were no securities available for sale pledged to secure borrowings at the FHLB or FRB.

At each of March 31, 2025 and December 31, 2024, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $348 thousand and $2.0 million as of March 31, 2025 and December 31, 2024, respectively, all of which were classified as securities, restricted.

The tables below indicates the length of time individual investment securities have been in a continuous loss position as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$14,136	$1,432	$14,136	$1,432
Mortgage-backed securities	2,622	22	3,840	224	6,462	246
Total	$2,622	$22	$17,976	$1,656	$20,598	$1,678

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$13,864	$1,709	$13,864	$1,709
Mortgage-backed securities	2,567	78	3,849	289	6,416	367
Total	$2,567	$78	$17,713	$1,998	$20,280	$2,076

The Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses. The Company had a total of nineteen (19) investment positions in the unrealized loss position as of March 31, 2025. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of March 31, 2025, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of March 31, 2025 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$984	$690	$691
Due after one year through five years	10,998	10,247	-	-
Due after five years through ten years	3,570	2,905	913	831
Due after ten years	-	-	21,027	19,168
Mortgage-backed securities	6,708	6,462	-	-
Total	$22,276	$20,598	$22,630	$20,690

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$77,316	$80,069
Consumer installment	473	573
Real estate – residential	8,420	8,209
Real estate – commercial	69,320	76,739
Real estate – construction and land	59,429	53,844
SBA:
SBA 7(a) guaranteed	250,978	231,931
SBA 7(a) unguaranteed	107,137	96,466
SBA 504	90,387	83,520
USDA	1,734	2,120
Factored receivables	38,566	35,896
Gross loans	703,760	669,367
Less:
Allowance for credit losses	9,136	9,183
Net loans	$694,624	$660,184

As of March 31, 2025, our loan portfolio included $72.9 million of loans to the dental industry, or approximately 10.4% of our total funded loans held for investment, as compared to $76.2 million of loans to the dental industry, or approximately 11.4% of total funded loans held for investment, as of December 31, 2024. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $4.4 million and $4.3 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of $58.8 million and $47.0 million, respectively, of SBA and USDA loans held for sale. During the three months ended March 31, 2025 and 2024, there were no sales of loans. For the three months ended March 31, 2025 and 2024, the Company elected to reclassify $30.8 million and $17.4 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

The SBA 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for non-real estate collateral and up to 25 years for real estate collateral. The SBA 7(a) loan is approved and funded by a qualified lender, partially guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Company is required by the SBA to service the loan and retain a contractual minimum of 5% on all SBA 7(a) loans, but generally retains 25% (the unguaranteed portion) of the loan amount. The servicing spread is 1% of the guaranteed portion of the loan that is sold in the secondary market.

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

The Company also offers Business & Industry (“B&I”) program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA rather than the SBA. The guaranteed amount is generally 80% of the loan amount. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can have maturities up to 30 years and the rates can be fixed or variable.

Construction and land development loans are evaluated based on the borrower’s and guarantor’s credit worthiness, past experience in the industry, track record and experience with the type of project being considered, and other factors. Collateral value is determined generally by independent appraisal utilizing multiple approaches to determine value based on property type.

The Bank engages in third-party factoring of certain business’s accounts receivable invoices. The Bank’s factoring clients are primarily in the transportation industry. Each account debtor is credit qualified, confirming credit worthiness and stability, because the underlying debtor represents the substantive underlying credit risk. Some factored receivables are full recourse to and personally guaranteed by the factoring client. In such cases, the client is credit qualified under specific policy guidelines. Concentration limits are set and monitored for aggregate factored receivables, account debtors, and individual factoring clients. In addition, we consider the overall state of each specific industry, currently over-the-road trucking, energy and staffing, in our evaluation of the credit worthiness of the factoring client and the underlying debtor.

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

Non-Accrual and Past Due Loans

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

	March 31, 2025		December 31, 2024
(In thousands)	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses
Commercial and industrial	$617	$-	$2,278	$1,635
Real estate – construction/land	6,339	6,339	-	-
Real estate - residential	113	113	119	119
SBA guaranteed	11,503	11,503	11,374	6,600
SBA unguaranteed	1,768	1,768	2,137	1,878
Total	$20,340	$19,723	$15,908	$10,232

The Company recognized $269,000 of interest income on non-accrual loans during the three ended March 31, 2025. The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2024.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

						Total 90
	30-89 Days	90 Days or More	Total	Total	Total	Days or More Past Due Still
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Accruing
March 31, 2025
Commercial and industrial	$-	$546	$546	$76,770	$77,316	$-
Consumer installment	-	-	-	473	473	-
Real estate – residential	-	-	-	8,420	8,420	-
Real estate – commercial	6,547	-	6,547	62,773	69,320	-
Real estate – construction and land	-	-	-	59,429	59,429	-
SBA	3,016	6,113	9,129	439,373	448,502	-
USDA	-	1,049	1,049	685	1,734	-
Factored receivables	1,515	18	1,533	37,033	38,566	18
Total	$11,078	$7,726	$18,804	$684,956	$703,760	$18

December 31, 2024
Commercial and industrial	$-	$586	$586	$79,483	$80,069	$-
Consumer installment	-	-	-	573	573	-
Real estate – residential	-	63	63	8,146	8,209	-
Real estate – commercial	-	-	-	76,739	76,739	-
Real estate – construction and land	-	-	-	53,844	53,844	-
SBA	2,430	4,015	6,445	405,472	411,917	-
USDA	1,432	-	1,432	688	2,120	-
Factored receivables	1,623	11	1,634	34,262	35,896	11
Total	$5,485	$4,675	$10,160	$659,207	$669,367	$11

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the three months ended March 31, 2025 and 2024, there were no loan modifications of financial significance. There were no loans that were modified due to the borrowers experiencing financial difficulty in the preceding twelve months that were past due or in non-accrual status.

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

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2025 and December 31, 2024:

(In thousands)	Real Estate	Business Assets	Total
March 31, 2025
SBA guaranteed	$5,729	$618	$6,347
SBA unguaranteed	1,049	173	1,222
Total	$6,778	$791	$7,569

December 31, 2024
Real estate - residential	$1,141	$674	$1,815
SBA unguaranteed	350	206	556
Total	$1,491	$880	$2,371

Credit Quality Information

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of March 31, 2025:

	Term Loans by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$1,860	$10,557	$10,491	$19,925	$13,189	$14,862	$4,501	$75,385
Pass-watch	-	-	-	-	755	-	-	755
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	300	259	-	559
Doubtful	-	-	-	546	-	71	-	617
Total	$1,860	$10,557	$10,491	$20,471	$14,244	$15,192	$4,501	$77,316
Current period gross write-offs	$-	$-	$-	$16	$-	$-	$-	$16
Consumer installment
Pass	$-	$11	$100	$78	$160	$89	$35	$473
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$11	$100	$78	$160	$89	$35	$473
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$-	$1,180	$468	$3,130	$2,025	$1,504	$-	$8,307
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	113	-	113
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,180	$468	$3,130	$2,025	$1,617	$-	$8,420
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$5,276	$15,609	$5,878	$10,431	$7,173	$23,449	$-	$67,816
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,504	-	-	-	-	1,504
Doubtful	-	-	-	-	-	-	-	-
Total	$5,276	$15,609	$7,382	$10,431	$7,173	$23,449	$-	$69,320
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$250	$16,803	$12,579	$10,647	$-	$-	$-	$40,279
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	12,811	-	-	-	12,811
Substandard	-	-	2,531	-	3,808	-	-	6,339
Doubtful	-	-	-	-	-	-	-	-
Total	$250	$16,803	$15,110	$23,458	$3,808	$-	$-	$59,429
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7(a)
Pass	$13,720	$127,602	$60,649	$45,870	$50,085	$48,683	$-	$346,609
Pass-watch	-	429	-	194	101	-	-	724
Special mention	-	-	-	325	-	-	-	325
Substandard	-	1,063	2,630	1,616	1,043	4,105	-	10,457
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$13,720	$129,094	$63,279	$48,005	$51,229	$52,788	$-	$358,115
Current period gross write-offs	$-	$596	$-	$397	$-	$48	$-	$1,041
SBA 504
Pass	$-	$22,978	$24,581	$11,305	$1,137	$18,536	$-	$78,537
Pass-watch	-	-	-	-	-	2,360	-	2,360
Special mention	-	-	-	-	8,854	-	-	8,854
Substandard	-	-	-	-	-	636	-	636
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$22,978	$24,581	$11,305	$9,991	$21,532	$-	$90,387
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$-	$-	$-	$-	$-	$792	$-	$792
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	942	-	-	-	942
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$942	$-	$792	$-	$1,734
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$38,566	$-	$-	$-	$-	$-	$-	$38,566
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$38,566	$-	$-	$-	$-	$-	$-	$38,566
Current period gross write-offs	$90	$35	$2	$-	$-	$-	$-	$127
Total
Pass	$59,672	$194,740	$114,746	$101,386	$73,769	$107,915	$4,536	$656,764
Pass-watch	-	429	-	194	856	2,360	-	3,839
Special mention	-	-	-	13,136	8,854	-	-	21,990
Substandard	-	1,063	6,665	2,558	5,151	5,113	-	20,550
Doubtful	-	-	-	546	-	71	-	617
Loss	-	-	-	-	-	-		-
Total	$59,672	$196,232	$121,411	$117,820	$88,630	$115,459	$4,536	$703,760
Current period gross write-offs	$90	$631	$2	$413	$-	$48	$-	$1,184

The following table summarizes the amortized cost basis of loans by year of origination, internal ratings, and gross write-offs by year of origination as of December 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$10,049	$12,224	$21,458	$14,486	$6,660	$9,754	$2,635	$77,266
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	309	314	1,537	-	2,160
Doubtful	-	-	568	-	75	-	-	643
Total	$10,049	$12,224	$22,026	$14,795	$7,049	$11,291	$2,635	$80,069
Current period gross write-offs	$-	$8	$-	$4	$-	$-	$-	$12
Consumer installment
Pass	$15	$105	$90	$166	$-	$137	$60	$573
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$15	$105	$90	$166	$-	$137	$60	$573
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$622	$469	$3,142	$2,034	$908	$608	$-	$7,783
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	307	-	-	-	-	119	-	426
Doubtful	-	-	-	-	-	-	-	-
Total	$929	$469	$3,142	$2,034	$908	$727	$-	$8,209
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$22,830	$5,881	$10,533	$7,180	$3,864	$19,294	$-	$69,582
Pass-watch	-	-	-	-	519	-	-	519
Special mention	-	-	-	5,134	-	-	-	5,134
Substandard	-	1,504	-	-	-	-	-	1,504
Doubtful	-	-	-	-	-	-	-	-
Total	$22,830	$7,385	$10,533	$12,314	$4,383	$19,294	$-	$76,739
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$14,586	$11,747	$8,299	$-	$-	$-	$-	$34,632
Pass-watch	-	-	6,853	-	-	-	-	6,853
Special mention	-	-	6,001	-	-	-	-	6,001
Substandard	-	2,538	-	3,820	-	-	-	6,358
Doubtful	-	-	-	-	-	-	-	-
Total	$14,586	$14,285	$21,153	$3,820	$-	$-	$-	$53,844
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7(a)
Pass	$100,958	$59,192	$47,632	$54,332	$16,622	$38,239	$-	$316,975
Pass-watch	392	192	195	-	-	-	-	779
Special mention	338	-	600	-	-	-	-	938
Substandard	-	2,644	1,746	1,160	1,084	3,018	-	9,652
Doubtful	-	-	53	-	-	-	-	53
Loss	-	-	-	-	-	-	-	-
Total	$101,688	$62,028	$50,226	$55,492	$17,706	$41,257	$-	$328,397
Current period gross write-offs	$517	$136	$206	$323	$-	$56	$-	$1,238
SBA 504
Pass	$16,449	$26,389	$6,684	$1,193	$5,932	$11,804	$-	$68,451
Pass-watch	-	-	7,349	-	-	-	-	7,349
Special mention	-	-	-	3,756	-	-	-	3,756
Substandard	-	-	-	-	-	3,964	-	3,964
Doubtful	-	-	-	-	-	-	-	-
Total	$16,449	$26,389	$14,033	$4,949	$5,932	$15,768	$-	$83,520
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$-	$-	$-	$-	$-	$795	$-	$795
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,325	-	-	-	-	1,325
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,325	$-	$-	$795	$-	$2,120
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$35,896	$-	$-	$-	$-	$-	$-	$35,896
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$35,896	$-	$-	$-	$-	$-	$-	$35,896
Current period gross write-offs	$570	$241	$7	$-	$-	$-	$-	$818
Total
Pass	$201,405	$116,007	$97,838	$79,391	$33,986	$80,631	$2,695	$611,953
Pass-watch	392	192	14,397	-	519	-	-	15,500
Special mention	338	-	6,601	8,890	-	-	-	15,829
Substandard	307	6,686	3,071	5,289	1,398	8,638	-	25,389
Doubtful	-	-	621	-	75	-	-	696
Loss	-	-	-	-	-	-		-
Total	$202,442	$122,885	$122,528	$93,570	$35,978	$89,269	$2,695	$669,367
Current period gross write-offs	$1,087	$385	$213	$327	$-	$56	$-	$2,068

Allowance for Credit Losses

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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2025 and 2024:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA & USDA	Factored Receivables	Total
March 31, 2025
Beginning Balance	$2,418	$19	$91	$820	$115	$5,171	$549	$9,183
Provision for credit losses	(275)	3	(8)	(114)	104	1,440	(141)	1,009
Charge-offs	(16)	-	-	-	-	(1,041)	(127)	(1,184)
Recoveries	2	-	-	-	-	91	35	128
Net charge-offs	(14)	-	-	-	-	(950)	(92)	(1,056)
Ending balance	$2,129	$22	$83	$706	$219	$5,661	$316	$9,136

March 31, 2024
Beginning Balance	$2,495	$18	$71	$616	$143	$2,503	$462	$6,308
Provision for credit losses	(264)	(3)	20	130	(1)	376	515	773
Charge-offs	-	-	-	-	-	(56)	(357)	(413)
Recoveries	-	-	-	-	-	13	49	62
Net charge-offs	-	-	-	-	-	(43)	(308)	(351)
Ending balance	$2,231	$15	$91	$746	$142	$2,836	$669	$6,730

Management continues to closely monitor for credit changes resulting from the uncertain forecasted economic conditions, the impacts of tariffs, sanctions and other trade policies of the United States and its global trading partners, the prolonged elevated interest rate environment, and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and potential recession in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

Note 4. Leases

The Company leases certain office facilities and office equipment under operating leases. Certain of the leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvement allowances. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the respective leases. The Company has obligations under operating leases that expire between 2025 and 2034 with initial non-cancellable terms in excess of one year.

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of March 31, 2025 and December 31, 2024, right-of-use assets totaled $1.7 million and $1.9 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of March 31, 2025 and December 31, 2024 totaled $1.8 million and $2.0 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheets. As of March 31, 2025, the weighted average remaining lease term is fifty-nine (59) months, and the weighted average discount rate is 4.03%.

As of March 31, 2025, the minimum rental commitments under these non-cancelable operating leases as of March 31, 2025 through 2034 were as follows:

(In thousands)
2025	$579
2026	509
2027	229
2028	179
2029	150
2030 and thereafter	373
Total minimum rental payments	2,019
Less: Interest	(216)
Present value of lease liabilities	$1,803

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2025 through 2031 were as follows:

(In thousands)
2025	$288
2026	304
2027	238
2028	123
2029	65
Thereafter	86
Total minimum rental payments	$1,104

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Goodwill	$21,440	$21,440
Core deposit intangible, net	96	149

Core deposit intangible is amortized on a straight-line basis over the initial estimated lives of the deposits, which range from five (5) to twelve (12) years. The core deposit intangible amortization totaled $53,000 for each of the three months ended March 31, 2025 and 2024.

The carrying basis and accumulated amortization of the core deposit intangible as of March 31, 2025 and December 31, 2024 were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,612)	(1,559)
Net carrying amount	$96	$149

The core deposit intangible is included in other assets. The balance of $96,000 will be amortized in 2025.

Note 6. Deposits

Deposits were as follows as of the dates indicated:

(In thousands, except percentages)	March 31, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Non-interest bearing demand	$59,922	8%	$63,130	9%
Interest-bearing demand (NOW)	6,550	1	4,903	1
Money market accounts	170,387	23	154,316	21
Savings accounts	7,808	1	5,715	1
Time deposits	508,159	67	483,083	68
Total	$752,826	100%	$711,147	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of March 31, 2025 and December 31, 2024 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $61.7 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2025 and $10.0 million of borrowings with FHLB as of December 31, 2024 with an interest rate of 4.649%, which was paid off on January 7, 2025.

The Company also has a credit line with the FRB with borrowing capacity of $39.1 million, secured by commercial loans. The Company had $17.0 million of borrowings under this line from the FRB as of March 31, 2025, consisting of one overnight advance at a fixed interest rate of 4.50%. The advance was paid off on April 1, 2025. There were no borrowings with the FRB as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, TBI had outstanding subordinated notes for $8.0 million issued in 2017 (the “2017 Notes”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of March 31, 2025 and December 31, 2024, the interest rate on the 2017 Notes was 9.68949% and 10.03406%, respectively. TBI also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of March 31, 2025 and December 31, 2024, the interest rate on the 2018 Note was 8.91249% and 9.25706%, respectively. Each of the 2017 Notes and the 2018 Note are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

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

The amount of employer contributions charged to expense under the two plans was $290,000 and $232,000 for the three months ended March 31, 2025 and 2024, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of March 31, 2025 and December 31, 2024.

Note 9. Income Taxes

Income tax expense was approximately $1.2 million and $848,000 for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective income tax rate was 21.6% and 21.7% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate is affected by the income tax effects of nondeductible expenses related to stock options, among other things.

Net deferred tax assets totaled $1.2 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively.

The Company files U.S. federal and state income tax returns.

Note 10. Stock Compensation Plans

The board of directors and shareholders adopted the Amended and Restated Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”). The Plan is administered by the compensation committee of the Company’s board of directors and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At March 31, 2025, the Company had 365,000 shares of common stock remaining available for future grants under the Plan.

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

The number of option shares outstanding were 67,500 at each of March 31, 2025 and December 31, 2024, and the weighted average exercise price at each of March 31, 2025 and December 31, 2024 was $5.23. The weighted average contractual life of the stock awards as of March 31, 2025 and December 31, 2024 were 2.12 years and 2.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of March 31, 2025 and December 31, 2024 was $1.90. Under Topic 805, the grant date fair value has been restated as though the merger of Tectonic Holdings, LLC, with and into Tectonic Financial, Inc., which was completed on May 13, 2019, occurred upon the date at which the entities came under common control.

As of March 31, 2025 and December 31, 2024, all stock options outstanding were vested, and there was no remaining unrecognized compensation cost.

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

As of each of March 31, 2025 and December 31, 2024, 89,000 awarded units of restricted stock were outstanding, and the grant date fair value was $4.81. During the year ended December 31, 2024, 64,000 units awarded became vested and shares were issued. The weighted average contractual life as of March 31, 2025 and December 31, 2024 was 2.86 years and 3.11 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. For the three months ended March 31, 2025 and 2024, the Company recorded salaries and employee benefits expense on our consolidated statements of income of $27,000 and $21,000, respectively, related to the restricted stock awards. As of March 31, 2025 and December 31, 2024, there was $332,000 and $360,000, respectively, of unrecognized compensation cost related to the restricted stock awards.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for credit losses on the Company’s consolidated statements of income. The following table summarizes loan commitments as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Undisbursed loan commitments	$54,933	$72,343
Standby letters of credit	247	162
Total	$55,180	$72,505

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

The following table details activity in the allowance for credit losses for off-balance-sheet commitments for the periods indicated.

(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning balance	$458	$192
Provision for off-balance sheet credit exposure	(154)	144
Ending balance	$304	$336

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of March 31, 2025 and December 31, 2024.

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 29.5% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company recognized expense of $106,000 and recognized income of $46,000 during the three months ended March 31, 2025 and 2024, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. In a given period, fees are received from custodians by both Cain Watters and Tectonic Advisors under the various agreements, and at times, these amounts are in excess of amounts payable under the Tectonic Advisors-CWA Services Agreement, such that amounts may be payable back to Cain Watters. The Company had $318,000 and $309,000 in fees payable, respectively, related to these services at March 31, 2025 and December 31, 2024, respectively, which are included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $219,000 and $231,000 payable to Cain Watters related to this agreement at March 31, 2025 and December 31, 2024, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $4.9 million and $7.0 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of each of March 31, 2025 and December 31, 2024.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of March 31, 2025 are summarized in the table below.

	BASEL III Minimum for Capital Adequacy Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Common Equity Tier 1 Risk Based ( CET1 to risk weighted assets)	4.5%	2.5%	7.0%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	-	4.0%

Accordingly, a financial institution may be considered “well-capitalized” under the FDIC’s prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of March 31, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company, on a consolidated basis, and the Bank, on a bank-only basis, are as follows as of the dates indicated:

	Actual		Minimum Capital Required–- Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$98,365	16.84%	$61,347	10.50%	$58,426	10.00%
T Bank, N.A. (bank only)	101,319	17.49	60,831	10.50	57,934	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	91,036	15.58	49,662	8.50	46,741	8.00
T Bank, N.A. (bank only)	94,050	16.23	49,244	8.50	46,347	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	73,786	12.63	40,898	7.00	37,977	6.50
T Bank, N.A. (bank only)	94,050	16.23	40,554	7.00	37,657	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	91,036	10.34	35,218	4.00	44,023	5.00
T Bank, N.A. (bank only)	94,050	10.79	34,868	4.00	43,585	5.00

As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$100,559	17.65%	$59,823	10.50%	$56,974	10.00%
T Bank, N.A. (bank only)	100,615	17.88	59,094	10.50	56,280	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	93,406	16.39	48,428	8.50	45,579	8.00
T Bank, N.A. (bank only)	93,548	16.62	47,838	8.50	45,024	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,156	13.37	39,882	7.00	37,033	6.50
T Bank, N.A. (bank only)	93,548	16.62	39,396	7.00	36,582	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	93,406	11.32	33,006	4.00	41,258	5.00
T Bank, N.A. (bank only)	93,548	11.46	32,665	4.00	40,832	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of March 31, 2025, approximately $18.1 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well-capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, for the three months ended March 31, 2025 and 2024:

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Three Months Ended March 31, 2025
Income Statement
Total interest income	$17,296	$-	$-	$17,296
Total interest expense	8,039	-	293	8,332
Provision for credit losses	855	-	-	855
Net interest income (loss) after provision for credit losses	8,402	-	(293)	8,109
Non-interest income	325	12,543	-	12,868
Salaries and employee benefits	4,015	5,252	1,081	10,348
All other non-interest expense	1,899	2,570	478	4,947
Income (loss) before income tax	$2,813	$4,721	$(1,852)	$5,682

Goodwill and other intangibles	$19,186	$2,350	$-	$21,536
Total assets	$896,022	$13,980	$457	$910,459

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Three Months Ended March 31, 2024
Income Statement
Total interest income	$14,298	$-	$-	$14,298
Total interest expense	6,873	-	323	7,196
Provision for credit losses	917	-	-	917
Net interest income (loss) after provision for credit losses	6,508	-	(323)	6,185
Non-interest income	364	10,134	-	10,498
Salaries and employee benefits	3,722	4,085	835	8,642
All other non-interest expense	1,346	2,418	368	4,132
Income (loss) before income tax	$1,804	$3,631	$(1,526)	$3,909

Goodwill and other intangibles	$19,396	$2,350	$-	$21,746
Total assets	$763,933	$13,001	$663	$777,597

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as of the dates indicated:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2025
Securities available for sale:
U.S. government agencies	$-	$14,136	$-	$14,136
Mortgage-backed securities	-	6,462	-	6,462

As of December 31, 2024
Securities available for sale:
U.S. government agencies	$-	$13,864	$-	$13,864
Mortgage-backed securities	-	6,416	-	6,416

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three months ended March 31, 2025 and 2024, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of each of March 31, 2025 and December 31, 2024, there were no foreclosed assets. There were no foreclosed assets re-measured during each of the three months ended March 31, 2025 and 2024.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three months ended March 31, 2025 and 2024, there were no sales of loans. There was no allowance provision for servicing assets for each of the three months ended March 31, 2025 and 2024.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows as of the dates indicated:

	March 31, 2025
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$67,059	$67,059
Level 2 inputs:
Securities available for sale	20,598	20,598
Securities, restricted	2,572	2,572
Loans held for sale	58,811	63,931
Accrued interest receivable	5,763	5,763
Level 3 inputs:
Securities held to maturity	22,630	20,690
Loans, net	694,624	687,449
Servicing asset	241	241
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	59,922	59,922
Level 2 inputs:
Interest bearing deposits	692,904	695,086
Borrowed funds and subordinated debt	29,000	29,000
Accrued interest payable	1,271	1,271

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$63,723	$63,723
Level 2 inputs:
Securities available for sale	20,280	20,280
Securities, restricted	4,284	4,284
Loans held for sale	46,980	51,013
Accrued interest receivable	5,234	5,234
Level 3 inputs:
Securities held to maturity	22,644	20,702
Loans, net	660,184	664,290
Servicing asset	297	297
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	63,130	63,130
Level 2 inputs:
Interest bearing deposits	648,017	651,533
Borrowed funds and subordinated debt	22,000	22,000
Accrued interest payable	1,248	1,248

Note 16. Recent Accounting Pronouncements

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us in 2025, though early adoption is permitted. The Company will update its income tax disclosures upon adoption.

ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our current views, expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2024 Form 10-K, including, but not limited to, the following:

●	potential recession in the United States and our market areas, and its impact on our borrowers, particularly U.S. Small Business Administration (“SBA”) loan borrowers, who may be particularly vulnerable during economic downturns;

●	risks associated with generating most of our loan growth and having most of our loan portfolio in SBA loans, which have higher default rates and credit losses than traditional commercial loans;

●	risks associated with our recent CEO transition at the Bank, which is our largest operating subsidiary;

●	the impacts related to or resulting from uncertainty in the banking industry as a whole;

●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;

●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;

●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;

●	increased competition for deposits and related changes in deposit customer behavior;

●	risks associated with the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

●	the adequacy of the allowance for credit losses;

●	changes in market interest rates, which could negatively impact our borrowers, many of which have loans with a rate of interest that adjusts based on changes in short-term rates (which are influenced by inflation);

●	fluctuation in the value of our investment securities;

●	changes in the economy generally and the regulatory response thereto;

●	adverse changes in customer spending and savings habits;

●	changes in the economy of the State of Texas, our primary market;

●	increases in unemployment rates in the United States and our market areas;

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;

●	the need to hold more capital in order to comply with consolidated capital ratios;

●	our ability to raise additional capital, particularly during times of stress;

●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;

●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;

●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;

●	risks specific to commercial loans and borrowers (particularly dental and SBA loans), including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;

●	our ability to continue to originate loans (including SBA loans);

●	impairment of our goodwill or other intangible assets;

●	claims and litigation pertaining to our fiduciary responsibilities;

●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;

●	our ability to manage our credit risk;

●	regulatory scrutiny related to our loan portfolio, including commercial real estate;

●	the earnings capacity of our borrowers;

●	our inability to identify and address potential conflicts of interest;

●	our ability to maintain effective internal control over financial reporting;

●	the accuracy of estimates and assumptions;

●	the development of an active, liquid market for the Series B preferred stock;

●	the soundness of other counterparty financial institutions and certain securities brokerage firms;

●	technological change in the banking, investment, brokerage and insurance industry;

●	our ability to protect against and manage fraudulent activity and cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our information security systems or infrastructure, or those of our third-party vendors or other service providers, and identify theft;

●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;

●	natural disasters and epidemics and pandemics;

●	the effects of terrorism and acts of war or threat thereof;

●	environmental liabilities;

●	legislative changes or the adoption of tax reform policies;

●	a deterioration of the credit rating for United States long-term sovereign debt or uncertainty regarding United States fiscal debt, deficit and budget matters;

●	political instability and the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on the Company and its customers;

●	compliance with laws and regulations of the financial services industry, supervisory actions, capital requirements, the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;

●	regulation of broker-dealers and investment advisors;

●	the enactment of regulations relating to privacy, information security and data protection;

●	legal and regulatory examinations, proceedings, investigations and inquiries, fines and sanctions;

●	future issuances of preferred stock or debt securities and its impact on the Series B preferred stock;

●	our ability to manage our existing and future preferred stock and indebtedness;

●	our ability to pay dividends;

●	the continuation of securities analysts coverage of the company;

●	our management and board of directors have significant control over our business;

●	risks related to being a “controlled company” under applicable Nasdaq rules;

●	the costs and expenses of being a public company; and

●	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Trump administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2024 Form 10-K. Due to these and other possible uncertainties and risks, the Company can give no assurance that the results contemplated in the forward-looking statements will be realized and readers are cautioned not to place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

The following discussion and analysis presents our consolidated financial condition as of March 31, 2025 and December 31, 2024, and our consolidated results of operations for the three months ended March 31, 2025 and 2024. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2024 Form 10-K.

We operate through four main direct and indirect subsidiaries: (i) T Bancshares, Inc. (“TBI”), which was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the registered bank holding company for T Bank, N.A. a national banking association (“T Bank” or the “Bank”), (ii) Sanders Morris LLC (“Sanders Morris”), a registered broker-dealer with the Financial Industry Regulatory Authority (“FINRA”), and registered investment advisor with the SEC, (iii) Tectonic Advisors, LLC (“Tectonic Advisors”), a registered investment advisor registered with the SEC focused generally on managing money for relatively large, affiliated institutions, and (iv) HWG Insurance Agency LLC (“HWG”), an insurance agency registered with the Texas Department of Insurance (“TDI”).

Our reportable segments are Banking and Other Financial Services. Our Banking segment encompasses both commercial and consumer banking services, as well as factoring services. Our Other Financial Services segment includes the activities of Tectonic Advisors, Sanders Morris, the Bank’s trust division, which includes Nolan, and HWG. A third category, HoldCo and Other, includes the Bank’s immediate parent, T Bancshares, and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall.

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

Performance Summary

Net income available to common shareholders increased $1.2 million, or 44.4%, to $3.9 million for the three months ended March 31, 2025, compared to $2.7 million for the three months ended March 31, 2024. Earnings per diluted common share were $0.57 and $0.37 for the three months ended March 31, 2025 and 2024, respectively. The increase in net income available to common shareholders for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily the result of a $1.9 million increase in net interest income, a $2.4 million increase in non-interest income, and a $62,000 decrease in the provision for credit losses, partly offset by a $2.5 million increase in non-interest expense, a $381,000 increase in income tax expense and a $136,000 increase in preferred stock dividends paid. For the three months ended March 31, 2025, annual return on average assets was 2.01%, compared to 1.67% for the same period in the prior year, and annual return on average equity was 16.42%, compared to 11.50% for the same period in the prior year.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity as of and for the periods indicated:

(Dollars in thousands)	As of and for the Three Months Ended March 31, 2025	As of and for the Three Months Ended March 31, 2024
Income available to common shareholders (a)	$3,929	$2,673

Average shareholders’ equity	$109,974	$107,013
Less: average goodwill	21,440	21,440
Less: average core deposit intangible	131	341
Less: average preferred stock	17,250	17,250
Average tangible common equity (b)	$71,153	$67,982
Annual return on average tangible common equity (a)/(b)	22.39%	15.81%

Total assets increased $47.1 million, or 5.5%, to $910.5 million as of March 31, 2025, from $863.4 million as of December 31, 2024. This increase was primarily due to increases of $34.4 million in loans held for investment and $11.8 million in loans held for sale.

Shareholders’ equity decreased $2.1 million, or 1.9%, to $111.3 million as of March 31, 2025, from $113.4 million as of December 31, 2024. See the analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included below.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

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

Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025 vs March 31, 2024
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(247)	$(193)	$(440)
Securities	44	(50)	(6)
Loans, net of unearned discount (1)	(662)	4,106	3,444
Total earning assets	(865)	3,863	2,998

Savings and interest-bearing demand	-	3	3
Money market deposit accounts	(316)	246	(70)
Time deposits	(322)	1,800	1,478
FHLB and other borrowings	13	(258)	(245)
Subordinated notes	(27)	(3)	(30)
Total interest-bearing liabilities	(652)	1,788	1,136

Changes in net interest income	$(213)	$2,075	$1,862

(1)	Average loans include non-accrual.

Net interest income increased $1.9 million, or 26.8%, from $7.1 million for the three months ended March 31, 2024 to $9.0 million for the three months ended March 31, 2025. The increase in net interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to increase in the average volume of loans and decrease in average cost of interest-bearing liabilities, partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Net interest margin for the three months ended March 31, 2025 and 2024 was 4.22% and 4.13%, respectively, an increase of 9 basis points over the respective periods.

The average volume of interest-earning assets increased $169.6 million, or 24.5%, from $691.4 million for the three months ended March 31, 2025, to $861.0 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 included a $190.3 million, or 35.2%, increase in the average volume of loans, partly offset by decreases of $16.5 million, or 16.9%, in the average volume of interest-bearing deposits and federal funds sold and $4,000, or 7.9%, in securities.

The average yield on interest-earning assets decreased 17 basis points from 8.32% for the three months ended March 31, 2024 to 8.15% for the three months ended March 31, 2024 due to the decreasing market interest rate environment over the respective periods. The average yield for loans decreased 44 basis points from 9.24% for the three months ended March 31, 2024 to 8.80% for the three months ended March 31, 2025. The average yield on interest-bearing deposits and fed funds sold decreased 102 basis points from 5.50% for the three months ended March 31, 2024, to 4.48% for the three months ended March 31, 2025, and the average yield on securities increased 34 basis points from 4.11% for the three months ended March 31, 2024 to 4.45% for the three months ended March 31, 2025.

The average volume of interest-bearing liabilities increased $157.9 million, or 28.7%, from $550.8 million for the three months ended March 31, 2024, to $708.7 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2025 included a $179.2 million, or 34.7%, increase in the average volume of interest-bearing deposits, partly offset by a $21.3 million, or 96.1%, decrease in the average volume of FHLB and other borrowings. The decrease in borrowings is related to a $20.0 million advance from FRB for the Bank Term Funding Program which was paid off in October 2024. The average rate paid on interest-bearing liabilities decreased 48 basis points from 5.25% for the three months ended March 31, 2024 to 4.77% for the three months ended March 31, 2025. The average interest rate paid on interest-bearing deposits decreased 47 basis points from 5.14% for the three months ended March 31, 2024 to 4.67% for the three months ended March 31, 2025. The average volume of non-interest-bearing deposits decreased $669,000, or 1.0%, from $63.9 million for the three months ended March 31, 2024 to $64.6 million for the three months ended March 31, 2025. The average cost of FHLB and other borrowings increased 24 basis points from 4.91% for the three months ended March 31, 2024 to 5.15% for the three months ended March 31, 2025 and the average cost of the subordinated debt increased 93 basis points from 10.83% for the three months ended March 31, 2025 to 9.90% for the three months ended March 31, 2025.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025			2024
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$81,466	$899	4.48%	$97,996	$1,339	5.50%
Securities	48,284	530	4.45	52,442	536	4.11
Loans, net of unearned discount (1)	731,279	15,867	8.80	540,998	12,423	9.24
Total earning assets	861,029	17,296	8.15	691,436	14,298	8.32
Cash and other assets	48,402			50,123
Allowance for credit losses	(9,038)			(6,299)
Total assets	$900,393			$735,260
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$11,848	14	0.48%	$9,872	12	0.47%
Money market deposit accounts	172,957	1,843	4.32	148,354	1,912	5.18
Time deposits	511,081	6,157	4.89	358,457	4,679	5.25
Total interest-bearing deposits	695,886	8,014	4.67	516,683	6,603	5.14
FHLB and other borrowings	856	25	5.15	22,126	270	4.91
Subordinated notes	12,000	293	9.90	12,000	323	10.83
Total interest-bearing liabilities	708,742	8,332	4.77	550,809	7,196	5.25
Non-interest-bearing deposits	64,555			63,886
Other liabilities	17,122			13,552
Total liabilities	790,419			628,247
Shareholders’ equity	109,974			107,013
Total liabilities and shareholders’ equity	$900,393			$735,260

Net interest income		$8,964			$7,102
Net interest spread			3.38%			3.07%
Net interest margin			4.22%			4.13%

(1)	Includes non-accrual loans.

Provision for Credit Losses

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

The following table presents the components of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Provision for credit losses related to:
Loans	$1,009	$773
Off-balance sheet credit exposures	(154)	144
Total	$855	$917

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three months ended March 31, 2025 was driven by increased loan volume and required specific reserves. The provision for credit losses is a significant factor in the Company’s operating results. See “Allowance for Credit Losses,” below, for further analysis of our provision for credit losses related to loans and management’s assessment of the adequacy of the allowance for credit losses.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates.

Non-Interest Income

The components of non-interest income were as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Trust income	$1,964	$1,739
Advisory income	4,399	3,938
Brokerage income	3,163	1,782
Service fees and other income	3,342	3,039
Total	$12,868	$10,498

Total non-interest income for the three months ended March 31, 2025 increased $2.4 million, or 22.6%, compared to the same period in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services provided by the Bank’s trust division on the value of managed and non-managed assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three months ended March 31, 2025 increased $225,000, or 12.9%, compared to the same period in the prior year. The increase in trust income between the periods is due to an increase in the value of trust assets over the three months ended March 31, 2025 compared to the same period in the prior year. Trust assets increased between the two periods from an increase in asset values of $63.8 million between the two periods from net asset inflows to the Bank’s trust division of $14.9 million, and market appreciation of $48.9 million.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature but are directly affected by increases and decreases in the values of the underlying assets. For the three months ended March 31, 2025, advisory income increased $461,000, or 11.7%, compared to the same period in the prior year. The increase in advisory income was driven by an increase in advisory assets between the two periods of $341.1 million. Volatility related to geo-political instability, including impacts of tariffs, sanctions and other trade policies of the United States and its global trading partners, the implemented and expected policy changes of the Trump administration and the ongoing wars in Ukraine and the Middle East, as well as regulatory action, including the persistent inflationary pressures in the United States, and elevated market interest rates by the Federal Reserve aimed at tempering such inflationary pressures, as well as other known and currently unknown factors, are likely to continue to put pressure on the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other brokerage revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of assets trading, and on private placement and syndication activity during the period, and in the case of margin lending, on asset volumes and interest rates. Brokerage income for the three months ended March 31, 2025 increased $1.4 million, or 77.5%, compared to the same period in the prior year. The majority of the increase was related primarily to an increase of $967,000 in syndicate deal commissions , an increase of $496,000 in options trading commissions, and an increase of $143,000 in margin participation lending during the three months ended March 31, 2025 over the same period in the prior year, partially offset by decreases in fees from general over-the-counter trading of $169,000, a decrease in federated rebates of $53,000, and other individually immaterial fluctuations netting to a decrease of $16,000. Economic disruption related to geo-political factors and regulatory action, including the potential for interest rates to remain elevated in the mid-term, among other factors, could lead to continued stagnant offering and trading activity given price uncertainty in the face of volatile markets.

The table below reflects a rollforward of our client assets from December 31, 2023 through March 31, 2025, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2023 through March 31, 2025. Our brokerage and advisory assets experienced an increase of approximately $421.3 million, or 5.7%, between March 31, 2024 and March 31, 2025, related to positive net flows of $979.3 million, which was partially offset by market depreciation of our client assets of $558.0 million.

(In thousands)	Client Assets
As of December 31, 2023	$6,889,692
Client inflows	473,804
Client outflows	(584,269)
Net flows	(110,465)
Market appreciation	578,423
As of March 31, 2024	$7,357,650
Client inflows	1,115,387
Client outflows	(435,432)
Net flows	679,955
Market appreciation	(180,170)
As of December 31, 2024	$7,857,435
Client inflows	652,481
Client outflows	(353,194)
Net flows	299,287
Market depreciation	(377,802)
As of March 31, 2025	$7,778,920

Service fees and other income. Service fees include fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three months ended March 31, 2025 increased $296,000, or 10.0%, compared to the same period in the prior year. The increase was primarily the result of an increase in Nolan pension administration fees of $369,000.  Although Nolan has attracted new plan administration clients, these have been offset by clients terminating their plans due to retirements and practice sales. This has kept growth in the number of clients flat from the prior year. Therefore, given the nature of Nolan’s plan administration services, the increase in revenue during the three months ended March 31, 2025 will be largely offset by decreases in revenue in future quarters.  In addition to the increase at Nolan, T Bank service fees increased $10,000 and rental income increased $7,000, and there were other immaterial fluctuations netting to an increase of $7,000. The increases were offset by a decrease in T Bank loan service fees of $73,000 and a decrease in consulting fees of $17,000.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Salaries and employee benefits	$10,348	$8,642
Occupancy and equipment	539	533
Trust expenses	630	610
Brokerage and advisory direct costs	638	520
Professional fees	574	434
Data processing	323	282
Other	2,243	1,753
Total	$15,295	$12,774

Total non-interest expense for the three months ended March 31, 2025 increased $2.5 million, or 19.7%, compared to the same period in the prior year, due to increases in salaries and employee benefits, occupancy expense, trust expense, brokerage expense, data processing expense, professional fees expense and other expenses. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2025 increased $1.7 million, or 19.7%, compared to the same period in the prior year. The increase was primarily from an increase of $1.2 million in salaries and employee benefits in the Other Financial Services segment, including an increase in bonuses of $598,000, primarily driven by increases at Sanders Morris of $502,000, increases in traditional brokerage, advisory and syndicated offerings commissions of $303,000, an increase in salaries of $136,000, and an increase in payroll taxes and other benefits of $130,000. Salaries and employee benefits in our Banking segment increased $293,000, primarily driven by increases in staff and merit increases of $353,000, $187,000 of which was within the Bank’s SBA team and $139,000 within the Bank’s Integra division, where increases in loan volumes increased commissions paid, increases in payroll taxes and other benefits of $38,000, offset by a decrease in bonuses of $98,000. Salaries and employee benefits increased $246,000 in the HoldCo and Other category, primarily due to an increase in bonuses of $211,000, an increase in salaries of $19,000, an increase in payroll taxes and other benefits of $10,000 and an increase in stock grant compensation of $6,000.

Occupancy and equipment expense. Occupancy and equipment expenses for the three months ended March 31, 2025 increased $6,000, or 1.1%, compared to the same period in the prior year. The increase was related to an increase in telephone expenses of $4,000, with an increase of $3,000 in the Banking segment and an increase in immaterial items of $2,000 for the three months ended March 31, 2025 over the same period in the prior year.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include advisory fees paid on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three months ended March 31, 2025 increased $20,000, or 3.3%, compared to the same period in the prior year due to an increase in the value of trust assets for the three months ended March 31, 2025 over the value during the same period in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three months ended March 31, 2025 increased $118,000, or 22.7%, compared to the same period in the prior year. The increase for the three months ended March 31, 2025 related primarily to increases in clearing fees and advisory clearing fees at Sanders Morris of $117,000, increases in information services of $16,000, offset by a decrease in referral fees of $21,000 and other immaterial increases of $6,000.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three months ended March 31, 2025 increased $140,000, or 32.3%, compared to the same period in the prior year. The increases were the result of increases of $79,000 and $72,000 in our Other Financial Services and Banking segments, respectively, offset by a decrease of $11,000 in our HoldCo and Other category. The increase in Other Financial Services is primarily due to the increase in professional fees of $66,000, primarily for credit card fees for retainers at Nolan and other matters and increases in legal and audit and tax consulting fees of $7,000 and $6,000, respectively. The increase in the Banking segment was primarily due to an increase in legal of $48,000, primarily for loan collections and various other matters, including our regulatory filings and a $22,000 increase in audit and tax consulting fees, and an increase in professional fees of $2,000. The decrease in the HoldCo and Other category was primarily due to a decrease in professional fees of $22,000, offset by an increase in legal fees of $9,000 and an increase in audit and tax consulting of $2,000, compared to the same period in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expenses for the three months ended March 31, 2025 increased $41,000, or 14.5%, compared to the same period in the prior year. The increase was the result of an increase of $34,000 in our Banking segment and an increase of $7,000 in our Other Financial Services segment. The increase in our Banking segment resulted from a reduction of discounts provided by the Bank’s core system vendor. The increase in our Other Financial Services segment was related to an increase in costs at the Bank’s trust division of $10,000, with an offset of $3,000 at Nolan.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three months ended March 31, 2025 increased $490,000, or 28.0%, compared to the same period in the prior year. The increase included increases of $423,000 and $137,000 in our Banking segment and HoldCo and Other category, respectively, offset by a decrease in our Other Financial Services segment of $70,000. The increase of $423,000 in our in our Banking segment included an increase of $118,000 for software licenses, an increase of $113,000 in other operating costs, an increase of $71,000 in employee recruitment expenses, an increase of $59,000 in travel expenses, an increase of $38,000 in payroll processing fees related to a change in our professional employer organization, which provides a higher level of service from a compliance standpoint, an increase of $14,000 in office supplies and other immaterial increases of $10,000.  The increase of $137,000 in our HoldCo and Other category was primarily the result of an increase of $72,000 related to federal excise taxes on stock repurchases compared to the prior year, prior to the excise tax being enacted, and increases of $30,000 in insurance expense, an increase of $16,000 in software license expense, an increase of $14,000 in travel expenses, and an increase of $13,000 in computer services, offset by a decrease of $14,000 in postage, as well as other immaterial fluctuations netting to a $7,000 increase compared to the same period in the prior year. The decrease of $70,000 in the Other Financial Services segment was related to a decrease of $108,000 in errors and omissions, a decrease of $20,000 in advertising and marketing, a decrease of $21,000 in employee recruitment expenses, offset by an increase of $67,000 in other operating costs, and a net increase in immaterial accounts of $13,000.

Income Taxes

Income tax expense for the three months ended March 31, 2025 was approximately $1.2 million, compared to $848,000 for the same period in the prior year. The effective income tax rate was 21.6% for the three months ended March 31, 2025, compared to 21.7% and for the same period in the prior year. The effective tax rates are affected by the income tax effects of nondeductible expenses related to stock options among other things.

Segment Reporting

The Company’s primary reportable segments consist of Banking and Other Financial Services, which have been determined based on our organizational structure. A third category, HoldCo and Other, is included in the tabular format below. The activity in the HoldCo and Other category was disclosed as a reportable segment prior to September 30, 2024, but the Company has determined that the activity does not constitute a reportable segment, and therefore will be presented as the HoldCo and Other category. A description of each business and the methodologies used to measure financial performance is described in Note 14 - Operating Segments in the accompanying notes to consolidated financial statements elsewhere in this report. Details of net income (loss) by operating segment are discussed in more detail below.

The following table presents key metrics related to our segments:

	Three Months Ended March 31, 2025
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$17,296	$-	$-	$17,296
Total interest expense	8,039	-	293	8,332
Provision for credit losses	855	-	-	855
Net interest income after provision for credit losses	8,402	-	(293)	8,109
Noninterest Income
Trust income	-	1,964	-	1,964
Advisory income	-	4,399	-	4,399
Brokerage income	-	3,163	-	3,163
Service fees and other income	229	3,017	-	3,246
Other	96	-	-	96
Total noninterest income	325	12,543	-	12,868
Noninterest expense
Salaries and employee benefits	4,015	5,252	1,081	10,348
Occupancy and equipment	252	258	29	539
Trust expenses	-	630	-	630
Brokerage and advisory direct costs	-	638	-	638
Professional fees	185	255	134	574
Data processing	171	152	-	323
Other	1,291	637	315	2,243
Total noninterest expense	5,914	7,822	1,559	15,295
Income before income taxes	2,813	4,721	(1,852)	5,682
Income tax expense	856	629	(256)	1,229
Net income	$1,957	$4,092	$(1,596)	$4,453

	Three Months Ended March 31, 2024
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$14,298	$-	$-	$14,298
Total interest expense	6,873	-	323	7,196
Provision for credit losses	917	-	-	917
Net interest income after provision for credit losses	6,508	-	(323)	6,185
Noninterest Income
Trust income	-	1,739	-	1,739
Advisory income	-	3,938	-	3,938
Brokerage income	-	1,782	-	1,782
Service fees and other income	275	2,675	-	2,950
Other	89	-	-	89
Total noninterest income	364	10,134	-	10,498
Noninterest expense
Salaries and employee benefits	3,722	4,085	835	8,642
Occupancy and equipment	228	260	45	533
Trust expenses	-	610	-	610
Brokerage and advisory direct costs	-	520	-	520
Professional fees	113	176	145	434
Data processing	137	145	-	282
Other	868	707	178	1,753
Total noninterest expense	5,068	6,503	1,203	12,774
Income before income taxes	1,804	3,631	(1,526)	3,909
Income tax expense	650	483	(285)	848
Net income	$1,154	$3,148	$(1,241)	$3,061

Banking

Income before taxes increased $1.0 million, or 55.9%, for the three months ended March 31, 2025, compared to the same period in the prior year. The increase was primarily the result of a $1.8 million increase net interest income and a $62,000 decrease in the provision for credit losses, partly offset by a $39,000 decrease in non-interest income and a $846,000 increase in non-interest expense.

Net interest income for the three months ended March 31, 2025 increased $1.8 million, or 24.7%, compared to the same period in the prior year. The increase in net interest income was primarily due to an increase in the average volume of loans and decrease in average cost of interest-bearing liabilities, partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The average yield on interest earning assets and average cost of interest-bearing liabilities was impacted by changes in market interest rates. See “Net Interest Income,” above, for further analysis of net interest income.

The provision for credit losses for the three months ended March 31, 2025 totaled $855,000, compared to $917,000 for the same period in the prior year. See “Provision for Credit Losses,” above, and “Allowance for Credit Losses,” below, for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three months ended March 31, 2025 decreased $39,000, or 10.7%, compared to the same period in the prior year which was primarily due to a $46,000 decrease in loan servicing fee, partly offset by a $7,000 increase in rental income related to an increase in occupancy. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2025 increased $846,000, or 16.7%, compared to the same period in the prior year. Salaries and employee benefits increased $293,000 primarily due to increases in staff with the expansion of our SBA lending and Integra factoring along with increases in annual merit and market increases. Occupancy and equipment expense increased $24,000 primarily due to increase in facilities repairs and equipment maintenance along with increase in lease expense. Professional fees increased $72,000 primarily due to higher legal fees of $48,000 related to loan collections and various other matters, along with higher audit fees of $22,000. Data processing expense increased $34,000 as discounts provided by the Bank’s core system vendor related to the change in the core system during 2021 being fully used by end of 2024, along with annual increase in data processing fees. Other expenses increased $423,000 which included increases of $118,000 for software development in our lending and Integra divisions, $88,000 for FDIC assessment, $71,000 for employee recruitment fees, $59,000 for travel and meals primarily for meetings attended by SBA staff and $38,000 for payroll processing fees, among other things. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

Other Financial Services

Income before taxes for the three months ended March 31, 2025 increased $1.1 million, or 30.0%, compared to the same period in the prior year. The increase was the result of an increase in noninterest income of $2.4 million and an increase in noninterest expense of $1.3 million compared to the three months ended March 31, 2024.

Non-interest income in our Other Financial Services segment increased $2.4 million, or 23.8%, for the three months ended March 31, 2025 compared to the same period in the prior year. The increase for the three months ended March 31, 2025 was the result of increases in brokerage income of $1.4 million, in trust income and advisory income of $225,000 and $461,000, respectively, and in service fees and other income of $342,000. The increase in brokerage income is primarily from an increase of $967,000 in syndicate deal commissions and an increase of $496,000 in options trading commissions, as discussed above. The increases in trust and advisory income are related to increases in assets under management compared to those for the three months ended March 31, 2024, which were the result of net inflows of assets under custody and management, partially offset by decreases in asset values from market declines. The increase in service fees and other income was primarily from an increase in plan administration fees from the Bank’s Nolan division, due to an increase in work completed during the period compared to the three months ended March 31, 2024. As discussed above under Service Fees and Other Income, given the nature of Nolan’s plan administration services, the increase in revenue during the three months ended March 31, 2025 will be largely offset by decreases in revenue in future quarters. See “Non-Interest Income,” above, for further analysis of non-interest income.

Non-interest expense in our Other Financial Services segment for the three months ended March 31, 2025 decreased $1.3 million, or 20.3%, compared to the same period in the prior year. The increase was primarily related to an increase in salaries and employee benefits of $1.2 million, resulting from an increase in bonuses of $598,000, primarily driven by increases at Sanders Morris of $502,000 in incentive and revenue sharing bonuses, increases in traditional brokerage, advisory and syndicated offerings commissions of $303,000 related to a syndicated offering in January 2025, an increase in salaries of $136,000 related to personnel additions and merit increases compared to the same period in the prior year, and an increase in payroll taxes and other benefits of $130,000. The increase also included increases in brokerage and advisory direct costs of $118,000, driven by increased option trading activity, which carries higher clearing fees, an increase in professional fees, related to an increase in credit card fees at Nolan related to an increase in credit card payments, and a relatively small increase in trust expenses related to an increase in our trust assets at T Bank, and an immaterial increase of $7,000 in data processing expense, related to the exhaustion of discounts offered by a vendor. These increases were partially offset by a decrease in other expenses, led by a decrease of $108,000 in errors and omissions, related to costs to mitigate a trading error during the three months ended March 31, 2024, a decrease of $20,000 in advertising and marketing due to more targeted marketing efforts, and a decrease of $21,000 in employee recruitment expenses. These decreases in other expense were offset by an increase of $67,000 in other operating costs, and a net increase in other individually immaterial items of $13,000. Lastly, our occupancy and equipment expense decreased by $2,000 related to immaterial fluctuations. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

HoldCo and Other

The loss before taxes for the three months ended March 31, 2025 increased $326,000, or 21.4%, compared to the same period in the prior year. Interest expense decreased by $30,000, solely due to decreases in interest rates on our subordinated debt. Non-interest expense increased $356,000 for the three months ended March 31, 2025, due to an increase in salaries and employee benefits of $246,000 from an increase in bonuses of $211,000, related to an increase in personnel, an increase in salaries of $19,000, an increase in payroll taxes and other benefits of $10,000 and an increase in stock grant compensation of $6,000, and an increase in other expenses of $137,000, which was due to an increase of $72,000 related to federal excise taxes on stock repurchases compared to the prior year, prior to the excise tax being enacted, and increases of $30,000 in insurance expense related to understated amortization of prepaid insurance for our directors’ and officers’ coverage, an increase of $16,000 in software license expense, an increase of $14,000 in travel expenses, and an increase of $13,000 in computer services, offset by a decrease of $14,000 in postage, as well as other immaterial fluctuations netting to a $7,000 increase compared to the same period in the prior year. These increases were offset by a decrease of $16,000 in occupancy and equipment expense related to decreases in repairs expense of $8,000, and decreases in rent, common area maintenance, and parking expense in our Houston office totaling $9,000, where most of our holding company personnel office, related to a decrease in the space allocated to this team, and a decrease in professional fees related to timing differences in the completion of our custody audit. See “Non-Interest Income,” above, and “Non-Interest Expense,” above, for further analyses of non-interest income and non-interest expense, respectively.

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

As of March 31, 2025, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of each of March 31, 2025 and December 31, 2024, and FHLB stock, having an amortized cost and fair value of $348 thousand and $2.0 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,568	$14,136	$15,573	$13,864
Mortgage-backed securities	6,708	6,462	6,783	6,416
Total securities available for sale	$22,276	$20,598	$22,356	$20,280

Securities held to maturity:
Property assessed clean energy	$913	$831	$932	$848
Public improvement district/TIRZ	21,717	19,859	21,712	19,854
Total securities held to maturity	$22,630	$20,690	$22,644	$20,702

Securities, restricted:
Other	$2,573	$2,573	$4,284	$4,284

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S. government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses for available-for-sale securities was recognized as of March 31, 2025.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of March 31, 2025. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$1,000	0.52%	$10,999	1.12%	$3,569	2.50%	$-	-%	$15,568	1.40%
Mortgage-backed securities	-	-	2,451	3.74	951	2.67	3,306	4.27	6,708	3.85
Total	$1,000	0.52%	$13,450	1.60%	$4,520	2.53%	$3,306	4.27%	$22,276	2.14%

Securities held to maturity:
PACE	$-	-%	$-	-%	$913	7.14%	$-	-%	$913	7.14%
PID/TIRZ	690	4.12	-	-	-	-	21,027	6.27	21,717	6.20
Total	$690	4.12%	$-	-%	$913	7.14%	$21,027	6.27%	$22,630	6.24%

Loan Portfolio Composition

Total loans, excluding allowance for credit losses, increased $34.4 million to $703.8 million at March 31, 2025, compared to $669.4 million at December 31, 2024. The increase includes $36.6 million for SBA loans, $2.7 million increase in factored receivables, partly offset by a $1.6 million decrease in real estate loans, $2.8 million decrease in commercial and industrial loans and $386,000 decrease in USDA loans. SBA loans comprise the largest group of loans in our portfolio totaling $448.5 million, or 63.7% of the total loans, at March 31, 2025, compared to $411.9 million, or 61.5% of the total loans at December 31, 2024. Commercial and industrial loans totaled $77.3 million, or 11.0% of the total loans, at March 31, 2025, compared to $80.1 million, or 12.0% of the total loans, at December 31, 2024. Real estate loans totaled $137.2 million, or 19.5% of the total loans, at March 31, 2025, compared to $138.8 million, or 20.7% of the total loans, at December 31, 2024.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

(In thousands, except percentages)	March 31, 2025		December 31, 2024
Commercial and industrial	$77,316	11.0%	$80,069	11.9%
Consumer installment	473	0.1	573	0.1
Real estate – residential	8,420	1.2	8,209	1.2
Real estate – commercial	69,320	9.8	76,739	11.5
Real estate – construction and land	59,429	8.4	53,844	8.0
SBA 7(a) guaranteed	250,978	35.7	231,931	34.7
SBA 7(a) unguaranteed	107,137	15.2	96,466	14.4
SBA 504	90,387	12.8	83,520	12.5
USDA	1,734	0.3	2,120	0.3
Factored Receivables	38,566	5.5	35,896	5.4
Total Loans	$703,760	100.0%	$669,367	100.0%

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	March 31, 2025		December 31, 2024
(In thousands, except percentages)	Amount	Loan Category to Total Loans	Amount	Loan Category to Total Loans
Non-accrual loans:
Commercial and industrial	$617	0.09%	$2,278	0.34%
Real estate – construction/land	6,339	0.90	-	-
Real estate – residential	113	0.02	119	0.02
SBA guaranteed	11,503	1.63	11,374	1.70
SBA unguaranteed	1,768	0.25	2,137	0.32
Total non-accrual loans	20,340	2.89	15,908	2.38
Commercial and industrial past due 90 days	-	-	18	-
Factored receivables past due 90 days	18	-	12	-
Total non-performing assets	$20,358	2.89%	$15,938	2.38%

Allowance for Credit Losses

In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with ASC 326, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. When management deems all or a portion of a loan to be uncollectible, the appropriate amount is charged-off against the allowance. Subsequent recoveries, if any, are credited to the allowance. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance account represents management’s best estimate of CECL on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 – Organization and Significant Accounting Policies in our 2024 Form 10-K, and Note 3 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.

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

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	March 31, 2025			December 31, 2024
(In thousands, except percentages)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial and industrial	$2,129	11.0%	2.8%	$2,418	11.9%	3.0%
Consumer installment	22	0.1	4.7	19	0.1	3.3
Real estate – residential	83	1.2	1.0	91	1.2	1.1
Real estate – commercial	706	9.8	1.0	820	11.5	1.0
Real estate – construction and land	219	8.4	0.4	115	8.0	0.3
SBA and USDA	5,661	64.0	1.3	5,171	61.9	1.2
Factored receivables	316	5.5	1.0	549	5.4	1.5
Total Loans	$9,136	100.0%	1.3%	$9,183	100.0%	1.4%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	As of and for the Three Months Ended
	March 31,
(In thousands, except percentages)	2025	2024
Average total loans outstanding	$731,279	$540,998
Gross loans held for investment outstanding at end of period	$703,760	$538,442
Allowance for credit losses at beginning of period	$9,183	$6,308
Provision for credit losses	1,009	773
Charge offs:
Commercial and Industrial	(16)	-
SBA 7(a) and USDA	(1,041)	56
Factored receivables	(127)	357
Total charge-offs	(1,184)	413
Recoveries:
Commercial and Industrial	2	-
SBA 7(a) and USDA	91	13
Factored receivables	35	49
Total recoveries	128	62
Net charge-offs	(1,056)	(351)
Allowance for credit losses at end of period	$9,136	$6,730
Ratio of allowance for loans to end of period loans	1.30%	1.25%
Ratio of net charge-offs to average loans	0.14%	0.07%

The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, the uncertain impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the prolonged elevated interest rate environment and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of March 31, 2025, deposits includes a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $41.7 million, or 5.9%, to $752.8 million as of March 31, 2025, compared to $711.1 million as of December 31, 2024. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the three months ended March 31,
	2025			2024
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$64,555	8.5%	0.00%	$63,886	11.0%	0.00%
Savings and interest-bearing demand	11,848	1.6	0.48	9,872	1.7	0.47
Money market accounts	172,957	22.7	4.32	148,354	25.6	5.18
Time deposits	511,081	67.2	4.89	358,457	61.7	5.25
Total deposits	$760,441	100.00%	4.57%	$580,569	100.00%	4.57%

The following table provides information on the maturity distribution of the time deposits of $250,000 and over as of March 31, 2025:

(In thousands)	Over $250,000
Maturing
Three months or less	$33,068
Over three months to six months	20,700
Over six months to 12 months	41,619
Over 12 months	4,422
Total	$99,809

The estimated amount of uninsured deposits, including certificates of deposits, were approximately $53.3 million, or 7.1% of total deposits, as of March 31, 2025.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Borrowings:
FHLB borrowings	$-	$10,000
FRB borrowings	17,000	-
Subordinated notes	12,000	12,000
Total	$29,000	$22,000

The Company has a credit line with the FHLB with borrowing capacity of $61.7 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of March 31, 2025 and $10.0 million borrowings with FHLB as of December 31, 2024, which was paid off during January 2025.

The Company also has a credit line with the FRB with borrowing capacity of $39.1 million, secured by commercial loans. The Company had $17.0 million of borrowings under this line from the FRB as of March 31, 2025 and no borrowings with the FRB as of December 31, 2024.

As of each of March 31, 2025 and December 31, 2024, the Company also had outstanding subordinated notes totaling $12.0 million, consisting of $8.0 million of subordinated notes issued in 2017 (the “2017 Notes”) bearing an interest rate of three month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, As of March 31, 2025 and December 31, 2024, the interest rate on the 2017 Notes was 9.68949% and 10.03406%, respectively. The Company also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of March 31, 2025 and December 31, 2024, the interest rate on the 2018 Note was 8.91249% and 9.25706%, respectively. Each of the 2017 Notes and the 2018 Note is unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity decreased $2.1 million, or 1.9%, to $111.3 million as of March 31, 2025, from $113.4 million as of December 31, 2024. The decrease included the repurchase of common stock totaling $5.7 million and dividends paid on the Series B preferred stock and paid on the common stock totaling $524,000 and $677,000, respectively. The decreases were partly offset by net income of $4.5 million, $27,000 related to stock compensation expense and $314,000 net after-tax other comprehensive income.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the OCC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios (on a consolidated basis), as well as those of the Bank (on a bank-only basis), as of the dates indicated:

(In thousands)	March 31, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc. (consolidated)
Tier 1 Capital (to Average Assets)	$91,036	10.34%	$93,406	11.32%
Common Equity Tier 1 (to Risk Weighted Assets)	73,786	12.63	76,156	13.37
Tier 1 Capital (to Risk Weighted Assets)	91,036	15.58	93,406	16.39
Total Capital (to Risk Weighted Assets)	98,365	16.84	100,559	17.65

T Bank, N.A. (bank-only)
Tier 1 Capital (to Average Assets)	$94,050	10.79%	$93,548	11.46%
Common Equity Tier 1 (to Risk Weighted Assets)	94,050	16.23	93,548	16.62
Tier 1 Capital (to Risk Weighted Assets)	94,050	16.23	93,548	16.62
Total Capital (to Risk Weighted Assets)	101,319	17.49	100,615	17.88

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of March 31, 2025, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of March 31, 2025, the Company had approximately $59.8 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of March 31, 2025 the Company’s borrowing capacity with the FHLB was $61.7 million based upon loan collateral pledged to the FHLB, none of which was utilized as of March 31, 2025.

The borrowing capacity on the discount line of credit with the FRB was $39.1 million, of which $17.0 million was utilized under this line from the FRB as of March 31, 2025.

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We follow the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. For further information, see Note 11 - Commitments and Contingencies in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of March 31, 2025:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	9.28
+100	4.63
-100	(4.65)
-200	(8.42)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K. Management believes there have been no material changes in the risk factors disclosed under Item 1A., “Risk Factors,” of the Company’s 2024 Form 10-K. The risks described in our 2024 Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

TECTONIC FINANCIAL, INC.

Date: May 14, 2025	By:	/s/ A. Haag Sherman
A. Haag Sherman
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michelle Baird
Michelle Baird
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)