Form 10-Q
period 2025-06-30
Tectonic Financial, Inc.
filed 2025-08-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of August 13, 2025 was 6,776,601 shares.

TECTONIC FINANCIAL, INC.

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$7,462	$5,849
Interest-bearing deposits	94,894	55,864
Federal funds sold	1,379	2,010
Total cash and cash equivalents	103,735	63,723
Securities available for sale	22,646	20,280
Securities held to maturity	22,504	22,644
Securities, restricted at cost	2,593	4,284
Loans held for sale	57,531	46,980
Loans, net of allowance for credit losses of $10,748 and $9,183, respectively	744,090	660,184
Bank premises and equipment, net	4,616	4,730
Goodwill	21,440	21,440
Deferred tax asset	1,442	1,433
Other assets	16,423	17,682
Total assets	$997,020	$863,380

LIABILITIES
Demand deposits:
Non-interest-bearing	$60,228	$63,130
Interest-bearing	182,688	164,934
Time deposits	610,166	483,083
Total deposits	853,082	711,147
Borrowed funds	-	10,000
Subordinated notes	12,000	12,000
Other liabilities	17,353	16,804
Total liabilities	882,435	749,951
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock 9.00% fixed to floating rate series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at June 30, 2025 and December 31, 2024)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,250,453 shares issued and 6,776,601 shares outstanding at June 30, 2025 and 7,250,453 shares issued and 7,080,101 shares outstanding at December 31, 2024, respectively	72	72
Additional paid-in capital	50,070	50,015
Treasury stock, at cost; 473,852 shares and 170,352 shares as of June 30, 2025 and December 31, 2024, respectively	(8,908)	(3,203)
Retained earnings	74,542	68,168
Accumulated other comprehensive loss	(1,208)	(1,640)
Total shareholders’ equity	114,585	113,429
Total liabilities and shareholders’ equity	$997,020	$863,380

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and share amounts)	2025	2024	2025	2024
Interest Income
Loan, including fees	$17,502	$13,553	$33,369	$25,976
Securities	543	588	1,072	1,124
Federal funds sold	12	13	24	26
Interest-bearing deposits	691	1,473	1,578	2,799
Total interest income	18,748	15,627	36,043	29,925
Interest Expense
Deposits	8,213	7,211	16,226	13,814
Borrowed funds	319	584	636	1,177
Total interest expense	8,532	7,795	16,862	14,991
Net interest income	10,216	7,832	19,181	14,934
Provision for credit losses	1,836	1,660	2,692	2,577
Net interest income after provision for credit losses	8,380	6,172	16,489	12,357
Non-interest Income
Trust income	1,955	1,843	3,919	3,582
Advisory income	4,542	4,120	8,941	8,058
Brokerage income	2,513	2,128	5,676	3,910
Service fees and other income	2,391	2,651	5,733	5,690
Total non-interest income	11,401	10,742	24,269	21,240
Non-interest Expense
Salaries and employee benefits	9,456	8,891	19,805	17,533
Occupancy and equipment	537	485	1,077	1,018
Trust expenses	608	580	1,237	1,190
Brokerage and advisory direct costs	647	517	1,285	1,037
Professional fees	538	468	1,113	902
Data processing	381	289	703	571
Other	2,019	1,685	4,261	3,438
Total non-interest expense	14,186	12,915	29,481	25,689
Income before Income Taxes	5,595	3,999	11,277	7,908
Income tax expense	1,324	853	2,553	1,701
Net Income	4,271	3,146	8,724	6,207
Preferred stock dividends	471	388	995	776
Net income available to common stockholders	$3,800	$2,758	$7,729	$5,431

Earnings per common share:
Basic	$0.56	$0.39	$1.14	$0.77
Diluted	0.55	0.38	1.12	0.75

Weighted average common shares outstanding	6,776,601	7,082,576	6,798,399	7,092,337
Weighted average diluted shares outstanding	6,875,416	7,242,663	6,897,215	7,252,424

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net Income	$4,271	$3,146	$8,724	$6,207
Other comprehensive income:
Change in unrealized gain on securities available for sale	149	182	547	5
Tax effect	31	38	115	1
Other comprehensive income	118	144	432	4
Comprehensive Income	$4,389	$3,290	$9,156	$6,211

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2024	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(710)	-	(710)
Net income	-	-	-	-	3,061	-	3,061
Other comprehensive loss	-	-	-	-	-	(140)	(140)
Stock based compensation	-	-	21	-	-	-	21
Balance at March 31, 2024	$17	$72	$51,267	$(1,824)	$60,880	$(1,960)	$108,452
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(709)	-	(709)
Net income	-	-	-	-	3,146	-	3,146
Other comprehensive income	-	-	-	-	-	144	144
Stock based compensation	-	-	21	-	-	-	21
Balance at June 30, 2024	$17	$72	$51,288	$(2,073)	$62,929	$(1,816)	$110,417

Balance at January 1, 2025	$17	$72	$50,015	$(3,203)	$68,168	$(1,640)	$113,429
Purchase of treasury stock at cost	-	-	-	(5,705)	-	-	(5,705)
Dividends paid on Series B preferred stock	-	-	-	-	(524)	-	(524)
Dividends paid on common stock	-	-	-	-	(677)	-	(677)
Net income	-	-	-	-	4,453	-	4,453
Other comprehensive income	-	-	-	-	-	314	314
Stock based compensation	-	-	27	-	-	-	27
Balance at March 31, 2025	$17	$72	$50,042	$(8,908)	$71,420	$(1,326)	$111,317
Dividends paid on Series B preferred stock	-	-	-	-	(471)	-	(471)
Dividends paid on common stock	-	-	-	-	(678)	-	(678)
Net income	-	-	-	-	4,271	-	4,271
Other comprehensive income	-	-	-	-	-	118	118
Stock based compensation	-	-	28	-	-	-	28
Balance at June 30, 2025	$17	$72	$50,070	$(8,908)	$74,542	$(1,208)	$114,585

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$8,724	$6,207
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	2,692	2,577
Depreciation and amortization	121	121
Amortization of premium (accretion of discount) on loans	(12)	39
Securities discount accretion, net	-	(41)
Origination of loans held for sale	(82,456)	(51,017)
Proceeds from payments and sales of loans held for sale	834	266
Stock based compensation	55	42
Deferred income taxes	(124)	(292)
Servicing assets, net	79	51
Net change in:
Other assets	1,180	3,356
Other liabilities	796	4,827
Net cash used in operating activities	(68,111)	(33,864)
Cash Flows from Investing Activities
Purchase of securities available for sale	(301,990)	(203,554)
Principal payments, calls and maturities of securities available for sale	300,171	203,144
Principal payments of securities held to maturity	140	1,127
Purchase of securities, restricted	(8,574)	(5,043)
Proceeds from sale of securities, restricted	10,265	4,990
Net change in loans	(15,762)	(45,606)
Purchases of premises and equipment	(7)	(199)
Net cash used in investing activities	(15,757)	(45,141)
Cash Flows from Financing Activities
Net change in demand deposits	14,852	53
Net change in time deposits	127,083	92,138
Proceeds from borrowed funds	225,800	205,100
Repayment of borrowed funds	(235,800)	(206,100)
Dividends paid on common stock	(1,355)	(1,419)
Dividends paid on Series B preferred stock	(995)	(776)
Purchase of treasury stock at cost	(5,705)	(498)
Net cash provided by financing activities	123,880	88,498
Net change in cash and cash equivalents	40,012	9,493
Cash and cash equivalents at beginning of period	63,723	58,767
Cash and cash equivalents at end of period	$103,735	$68,260

Non Cash Transactions
Transfers from loans held for sale to loans held for investment	$71,071	$29,407
Lease liabilities incurred in exchange for right-of-use assets	$72	$117
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,812	$14,307
Income taxes	$2,165	$675

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of results that may be expected for the full year ending December 31, 2025.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$3,800	$2,758	$7,729	$5,431
Weighted average shares outstanding	6,777	7,083	6,798	7,092
Effect of dilutive shares	98	160	98	160

Weighted average diluted shares outstanding	6,875	7,243	6,897	7,252

Basic earnings per share	$0.56	$0.39	$1.14	$0.77
Diluted earnings per share	$0.55	$0.38	$1.12	$0.75

Subsequent Events. The Company has evaluated subsequent events and transactions from June 30, 2025 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

Note 2. Securities

A summary of amortized cost, fair value and allowance for credit losses of securities is presented below as of the dates indicated.

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S government agencies	$15,562	$-	$1,299	$14,263
Mortgage-backed securities	8,613	5	235	8,383
Total securities available for sale	$24,175	$5	$1,534	$22,646

Securities held to maturity:
Property assessed clean energy	$895	$-	$81	$814
Public improvement district/tax increment reinvestment zone	21,609	67	1,914	19,762
Total securities held to maturity	$22,504	$67	$1,995	$20,576
Securities, restricted:
Other	$2,593	$-	$-	$2,593

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S government agencies	$15,573	$-	$1,709	$13,864
Mortgage-backed securities	6,783	-	367	6,416
Total securities available for sale	$22,356	$-	$2,076	$20,280

Securities held to maturity:
Property assessed clean energy	$932	$-	$84	$848
Public improvement district/tax increment reinvestment zone	21,712	67	1,925	19,854
Total securities held to maturity	$22,644	$67	$2,009	$20,702
Securities, restricted:
Other	$4,284	$-	$-	$4,284

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

During each of the three and six months ended June 30, 2025 and 2024, no securities available for sale were sold, and there were no realized gains or losses recorded on sales for each of the three and six months ended June 30, 2025 and 2024.

At each of June 30, 2025 and December 31, 2024, securities available for sale with a fair value of $1.0 million were pledged against trust deposit balances held at the Bank. As of June 30, 2025, there were no securities available for sale pledged to secure borrowings at the FHLB or FRB.

At each of June 30, 2025 and December 31, 2024, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $368 thousand and $2.0 million as of June 30, 2025 and December 31, 2024, respectively, all of which were classified as securities, restricted.

The tables below indicate the length of time individual investment securities have been in a continuous loss position as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$14,263	$1,299	$14,263	$1,299
Mortgage-backed securities	1,602	24	3,733	211	5,335	235
Total	$1,602	$24	$17,996	$1,510	$19,598	$1,534

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$13,864	$1,709	$13,864	$1,709
Mortgage-backed securities	2,567	78	3,849	289	6,416	367
Total	$2,567	$78	$17,713	$1,998	$20,280	$2,076

The Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses. The Company had a total of eighteen (18) investment positions in the unrealized loss position as of June 30, 2025. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of June 30, 2025, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not currently intend to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to noncredit related factors, including increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of June 30, 2025 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$994	$693	$694
Due after one year through five years	10,999	10,351	-	-
Due after five years through ten years	3,563	2,918	895	814
Due after ten years	-	-	20,916	19,068
Mortgage-backed securities	8,613	8,383	-	-
Total	$24,175	$22,646	$22,504	$20,576

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$87,520	$80,069
Consumer installment	474	573
Real estate – residential	8,267	8,209
Real estate – commercial	66,892	76,739
Real estate – construction and land	65,743	53,844
SBA:
SBA 7(a) guaranteed	273,046	231,931
SBA 7(a) unguaranteed	114,610	96,466
SBA 504	94,400	83,520
USDA	2,041	2,120
Factored receivables	41,845	35,896
Gross loans	754,838	669,367
Less:
Allowance for credit losses	10,748	9,183
Net loans	$744,090	$660,184

As of June 30, 2025, our loan portfolio included $72.9 million of loans to the dental industry, or approximately 9.6% of our total funded loans held for investment, as compared to $76.2 million of loans to the dental industry, or approximately 11.4% of total funded loans held for investment, as of December 31, 2024. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $4.8 million and $4.3 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets in the Company’s consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, the Company had an aggregate of $57.5 million and $47.0 million, respectively, of SBA and USDA loans held for sale. During each of the three and six months ended June 30, 2025 and 2024, there were no sales of SBA or USDA loans. For the three and six months ended June 30, 2025, the Company elected to reclassify $40.2 million and $71.1 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

The Company originates SBA loans which are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the applicable SBA loan programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic SBA 7(a) loan guaranty program and the SBA 504 loan program in conjunction with junior lien financing from a Certified Development Company (“CDC”). The SBA has designated the Bank as a “Preferred Lender.” As an SBA Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority from the SBA.

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

The Company also offers Business & Industry (“B&I”) program loans through the USDA. These loans are similar to the SBA loan products, except they are guaranteed by the USDA rather than the SBA. The guaranteed amount is generally 80% of the loan amount. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, the USDA loans can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The USDA loans can have maturities up to 30 years and the rates can be fixed or variable.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

	June 30, 2025		December 31, 2024
(In thousands)	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses
Commercial and industrial	$807	$50	$2,278	$1,635
Real estate – construction/land	12,039	12,039	-	-
Real estate - residential	-	-	119	119
SBA guaranteed	9,074	6,880	11,374	6,600
SBA unguaranteed	1,592	1,060	2,137	1,878
SBA 504	4,958	-	-	-
USDA	1,031	1,031	-	-
Total	$29,501	$21,060	$15,908	$10,232

The Company recognized $129,000 and $399,000 of interest income on non-accrual loans during the three and six ended June 30, 2025, respectively. The Company did not recognize any interest income on non-accrual loans during each of the three and six months ended June 30, 2024.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

						Total 90
		90 Days or				Days or More Past Due
(In thousands)	30-89 Days Past Due	More Past Due	Total Past Due	Total Current	Total Loans	Still Accruing
June 30, 2025
Commercial and industrial	$50	$-	$50	$87,470	$87,520	$-
Consumer installment	-	-	-	474	474	-
Real estate – residential	-	-	-	8,267	8,267	-
Real estate – commercial	4,366	6,381	10,747	56,145	66,892	6,381
Real estate – construction and land	-	6,339	6,339	59,404	65,743	-
SBA	804	3,759	4,563	477,493	482,056	-
USDA	-	1,031	1,031	1,010	2,041	-
Factored receivables	1,393	38	1,431	40,414	41,845	38
Total	$6,613	$17,548	$24,161	$730,677	$754,838	$6,419

December 31, 2024
Commercial and industrial	$-	$586	$586	$79,483	$80,069	$-
Consumer installment	-	-	-	573	573	-
Real estate – residential	-	63	63	8,146	8,209	-
Real estate – commercial	-	-	-	76,739	76,739	-
Real estate – construction and land	-	-	-	53,844	53,844	-
SBA	2,430	4,015	6,445	405,472	411,917	-
USDA	1,432	-	1,432	688	2,120	-
Factored receivables	1,623	11	1,634	34,262	35,896	11
Total	$5,485	$4,675	$10,160	$659,207	$669,367	$11

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During each of the three and six months ended June 30, 2025 and 2024, there were no loan modifications of financial significance. There were no loans that were modified due to the borrowers experiencing financial difficulty in the preceding twelve months that were past due or in non-accrual status.

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

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2025 and December 31, 2024:

(In thousands)	Real Estate	Business Assets	Total
June 30, 2025
SBA guaranteed	$-	$604	$604
SBA unguaranteed	-	169	169
SBA 504	4,958	-	4,958
USDA unguaranteed	1,031	-	1,031
Total	$5,989	$773	$6,762
December 31, 2024
Real estate - residential	$1,141	$674	$1,815
SBA unguaranteed	350	206	556
Total	$1,491	$880	$2,371

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

Credits rated pass-watch loans have been determined to require enhanced monitoring for potential weaknesses which require further investigation. They have had no significant delinquency in the past twelve months. This rating causes the loan to be actively monitored with greater frequency than pass loans and allows appropriate downgrade transition if verifiable adverse events are confirmed. This category may also include loans that have improved in credit quality from special mention but are not yet considered pass loans.

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

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to ensure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed. Guaranteed portions of SBA loans graded substandard are generally on non-accrual due to the limited amount of interest covered by the guarantee, usually 60 days maximum. However, there typically will be no exposure to loss on the principal amount of these guaranteed portions of the loan.

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of June 30, 2025:

	Term Loans by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$16,994	$10,314	$9,458	$17,704	$13,389	$11,898	$4,803	$84,560
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	1,659	-	1,659
Substandard	-	-	-	691	291	252	-	1,234
Doubtful	-	-	-	-	-	67	-	67
Total	$16,994	$10,314	$9,458	$18,395	$13,680	$13,876	$4,803	$87,520
Current period gross write-offs	$-	$-	$-	$16	$-	$-	$-	$16
Consumer installment
Pass	$27	$8	$96	$70	$154	$84	$35	$474
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$27	$8	$96	$70	$154	$84	$35	$474
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$-	$1,172	$468	$3,119	$2,016	$1,492	$-	$8,267
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,172	$468	$3,119	$2,016	$1,492	$-	$8,267
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$3,849	$15,598	$6,075	$9,521	$7,114	$23,083	$-	$65,240
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,504	-	-	148	-	1,652
Doubtful	-	-	-	-	-	-	-	-
Total	$3,849	$15,598	$7,579	$9,521	$7,114	$23,231	$-	$66,892
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$248	$27,437	$14,524	$3,044	$-	$-	$-	$45,253
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	8,451	-	-	-	8,451
Substandard	-	-	2,531	5,700	3,808	-	-	12,039
Doubtful	-	-	-	-	-	-	-	-
Total	$248	$27,437	$17,055	$17,195	$3,808	$-	$-	$65,743
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7(a)
Pass	$62,729	$126,153	$58,685	$39,726	$43,550	$44,333	$-	$375,176
Pass-watch	-	2,152	-	-	101	-	-	2,253
Special mention	-	-	-	-	-	-	-	-
Substandard	390	871	2,628	1,907	1,042	3,389	-	10,227
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$63,119	$129,176	$61,313	$41,633	$44,693	$47,722	$-	$387,656
Current period gross write-offs	$-	$734	$-	$397	$-	$166	$106	$1,403
SBA 504
Pass	$4,616	$18,808	$24,565	$10,298	$2,483	$18,409	$-	$79,179
Pass-watch	-	-	-	4,910	-	2,350	-	7,260
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	7,325	636	-	7,961
Doubtful	-	-	-	-	-	-	-	-
Total	$4,616	$18,808	$24,565	$15,208	$9,808	$21,395	$-	$94,400
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$328	$-	$-	$-	$-	$789	$-	$1,117
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	924	-	-	-	924
Doubtful	-	-	-	-	-	-	-	-
Total	$328	$-	$-	$924	$-	$789	$-	$2,041
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$41,845	$-	$-	$-	$-	$-	$-	$41,845
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$41,845	$-	$-	$-	$-	$-	$-	$41,845
Current period gross write-offs	$185	$45	$2	$-	$-	$-	$-	$232
Total
Pass	$130,636	$199,490	$113,871	$83,482	$68,706	$100,088	$4,838	$701,111
Pass-watch	-	2,152	-	4,910	101	2,350	-	9,513
Special mention	-	-	-	8,451	-	1,659	-	10,110
Substandard	390	871	6,663	9,222	12,466	4,425	-	34,037
Doubtful	-	-	-	-	-	67	-	67
Loss	-	-	-	-	-	-		-
Total	$131,026	$202,513	$120,534	$106,065	$81,273	$108,589	$4,838	$754,838
Current period gross write-offs	$185	$779	$2	$413	$-	$166	$106	$1,651

The following table summarizes the amortized cost basis of loans by year of origination, internal ratings, and gross write-offs by year of origination as of December 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$10,049	$12,224	$21,458	$14,486	$6,660	$9,754	$2,635	$77,266
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	309	314	1,537	-	2,160
Doubtful	-	-	568	-	75	-	-	643
Total	$10,049	$12,224	$22,026	$14,795	$7,049	$11,291	$2,635	$80,069
Current period gross write-offs	$-	$8	$-	$4	$-	$-	$-	$12
Consumer installment
Pass	$15	$105	$90	$166	$-	$137	$60	$573
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$15	$105	$90	$166	$-	$137	$60	$573
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$622	$469	$3,142	$2,034	$908	$608	$-	$7,783
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	307	-	-	-	-	119	-	426
Doubtful	-	-	-	-	-	-	-	-
Total	$929	$469	$3,142	$2,034	$908	$727	$-	$8,209
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$22,830	$5,881	$10,533	$7,180	$3,864	$19,294	$-	$69,582
Pass-watch	-	-	-	-	519	-	-	519
Special mention	-	-	-	5,134	-	-	-	5,134
Substandard	-	1,504	-	-	-	-	-	1,504
Doubtful	-	-	-	-	-	-	-	-
Total	$22,830	$7,385	$10,533	$12,314	$4,383	$19,294	$-	$76,739
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$14,586	$11,747	$8,299	$-	$-	$-	$-	$34,632
Pass-watch	-	-	6,853	-	-	-	-	6,853
Special mention	-	-	6,001	-	-	-	-	6,001
Substandard	-	2,538	-	3,820	-	-	-	6,358
Doubtful	-	-	-	-	-	-	-	-
Total	$14,586	$14,285	$21,153	$3,820	$-	$-	$-	$53,844
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7(a)
Pass	$100,958	$59,192	$47,632	$54,332	$16,622	$38,239	$-	$316,975
Pass-watch	392	192	195	-	-	-	-	779
Special mention	338	-	600	-	-	-	-	938
Substandard	-	2,644	1,746	1,160	1,084	3,018	-	9,652
Doubtful	-	-	53	-	-	-	-	53
Loss	-	-	-	-	-	-	-	-
Total	$101,688	$62,028	$50,226	$55,492	$17,706	$41,257	$-	$328,397
Current period gross write-offs	$517	$136	$206	$323	$-	$56	$-	$1,238
SBA 504
Pass	$16,449	$26,389	$6,684	$1,193	$5,932	$11,804	$-	$68,451
Pass-watch	-	-	7,349	-	-	-	-	7,349
Special mention	-	-	-	3,756	-	-	-	3,756
Substandard	-	-	-	-	-	3,964	-	3,964
Doubtful	-	-	-	-	-	-	-	-
Total	$16,449	$26,389	$14,033	$4,949	$5,932	$15,768	$-	$83,520
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$-	$-	$-	$-	$-	$795	$-	$795
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,325	-	-	-	-	1,325
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,325	$-	$-	$795	$-	$2,120
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$35,896	$-	$-	$-	$-	$-	$-	$35,896
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$35,896	$-	$-	$-	$-	$-	$-	$35,896
Current period gross write-offs	$570	$241	$7	$-	$-	$-	$-	$818
Total
Pass	$201,405	$116,007	$97,838	$79,391	$33,986	$80,631	$2,695	$611,953
Pass-watch	392	192	14,397	-	519	-	-	15,500
Special mention	338	-	6,601	8,890	-	-	-	15,829
Substandard	307	6,686	3,071	5,289	1,398	8,638	-	25,389
Doubtful	-	-	621	-	75	-	-	696
Loss	-	-	-	-	-	-	-	-
Total	$202,442	$122,885	$122,528	$93,570	$35,978	$89,269	$2,695	$669,367
Current period gross write-offs	$1,087	$385	$213	$327	$-	$56	$-	$2,068

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

In determining the amount of the general valuation allowance, management’s starting point is the historical lifetime credit loss experience. Management qualitatively adjusts the model for risk factors (Q-Factors), which include (i) changes in lending policies and procedures, including changes in underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses, (ii) changes in experience, ability, and depth of lending management and other relevant staff, (iii) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans, (iv) changes in the international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, (v) unemployment rate; (vi) dental practice global debt service coverage ratio, (vii) the existence and effect of any concentration of credit and changes in the level of such concentrations, and (viii) commercial real estate lending internal policy and regulatory threshold concentration limits. Historical lifetime credit loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that is individually assessed has a specific reserve allocated to it. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA & USDA	Factored Receivables	Total
Three months ended
June 30, 2025
Beginning Balance	$2,129	$22	$83	$706	$219	$5,661	$316	$9,136
Provision for credit losses	445	(6)	18	106	11	1,291	64	1,929
Charge-offs	-	-	-	-	-	(362)	(105)	(467)
Recoveries	42	-	-	-	-	80	28	150
Net charge-offs	42	-	-	-	-	(282)	(77)	(317)
Ending balance	$2,616	$16	$101	$812	$230	$6,670	$303	$10,748

June 30, 2024
Beginning Balance	$2,231	$15	$91	$746	$142	$2,836	$669	$6,730
Provision for credit losses	203	(1)	(1)	(64)	46	1,372	67	1,622
Charge-offs	-	-	-	-	-	-	(212)	(212)
Recoveries	-	-	-	-	-	17	119	136
Net charge-offs	-	-	-	-	-	17	(93)	(76)
Ending balance	$2,434	$14	$90	$682	$188	$4,225	$643	$8,276

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA & USDA	Factored Receivables	Total
Six months ended
June 30, 2025
Beginning Balance	$2,418	$19	$91	$820	$115	$5,171	$549	$9,183
Provision for credit losses	170	(3)	10	(8)	115	2,731	(76)	2,939
Charge-offs	(16)	-	-	-	-	(1,403)	(232)	(1,651)
Recoveries	44	-	-	-	-	171	62	277
Net charge-offs	28	-	-	-	-	(1,232)	(170)	(1,374)
Ending balance	$2,616	$16	$101	$812	$230	$6,670	$303	$10,748

June 30, 2024
Beginning Balance	$2,495	$18	$71	$616	$143	$2,503	$462	$6,308
Provision for credit losses	(61)	(4)	19	66	45	1,748	582	2,395
Charge-offs	-	-	-	-	-	(56)	(569)	(625)
Recoveries	-	-	-	-	-	30	168	198
Net charge-offs	-	-	-	-	-	(26)	(401)	(427)
Ending balance	$2,434	$14	$90	$682	$188	$4,225	$643	$8,276

Management continues to closely monitor for credit quality changes resulting from the ongoing economic uncertainty caused by, among other factors, the prolonged elevated interest rate environment, stronger than expected employment data in recent periods, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of June 30, 2025 and December 31, 2024, right-of-use assets totaled $1.6 million and $1.9 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of June 30, 2025 and December 31, 2024 totaled $1.6 million and $2.0 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheets. As of June 30, 2025, the weighted average remaining lease term is fifty-nine (59) months, and the weighted average discount rate is 4.03%.

As of June 30, 2025, the minimum rental commitments under these non-cancelable operating leases as of June 30, 2025 through 2034 were as follows:

(In thousands)
2025	$386
2026	509
2027	229
2028	179
2029	150
2030 and thereafter	373
Total minimum rental payments	1,826
Less: Interest	(197)
Present value of lease liabilities	$1,629

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of June 30, 2025 through 2031 were as follows:

(In thousands)
2025	$192
2026	304
2027	237
2028	123
2029	65
Thereafter	86
Total minimum rental payments	$1,007

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Goodwill	$21,440	$21,440
Core deposit intangible, net	44	149

Core deposit intangible is amortized on a straight-line basis over the initial estimated lives of the deposits, which range from five (5) to twelve (12) years. The core deposit intangible amortization totaled $53,000 and $105,000 for the three and six months ended June 30, 2025 and 2024.

The carrying basis and accumulated amortization of the core deposit intangible as of June 30, 2025 and December 31, 2024 were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,664)	(1,559)
Net carrying amount	$44	$149

The core deposit intangible is included in other assets. The balance of $44,000 will be amortized in 2025.

Note 6. Deposits

Deposits were as follows as of the dates indicated:

(In thousands, except percentages)	June 30, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Non-interest bearing demand	$60,228	7%	$63,130	9%
Interest-bearing demand (NOW)	4,767	1	4,903	1
Money market accounts	171,110	20	154,316	21
Savings accounts	6,811	1	5,715	1
Time deposits	610,166	71	483,083	68
Total	$853,082	100%	$711,147	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of June 30, 2025 and December 31, 2024 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $62.6 million secured by commercial loans. The Company determines its borrowing needs and utilizes overnight advance accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2025 and $10.0 million of borrowings with FHLB as of December 31, 2024 with an interest rate of 4.649%, all of which was repaid on January 7, 2025.

The Company also has a credit line with the FRB with borrowing capacity of $35.4 million, secured by commercial loans. There were no borrowings under this line from the FRB as of each of June 30, 2025 and December 31, 2024.

As of each of June 30, 2025 and December 31, 2024, TBI had outstanding subordinated notes for $8.0 million issued in 2017 (the “2017 Notes”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of June 30, 2025 and December 31, 2024, the interest rate on the 2017 Notes was 9.76% and 10.03%, respectively. TBI also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of June 30, 2025 and December 31, 2024, the interest rate on the 2018 Note was 8.89% and 9.26%, respectively. Each of the 2017 Notes and the 2018 Note are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Note 8. Benefit Plans

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees of the Bank, and a second 401(k) plan covering substantially all employees of Sanders Morris and Tectonic Advisors.

Under both 401(k) plans covering the Company’s employees, an employee may contribute up to the annual maximum contribution allowed for a given year under Internal Revenue Service (“IRS”) regulations. The Company matches 100% of each employee’s contribution on the first 1% of each employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation, up to the maximum amount under IRS regulations.

At its discretion, the Company may also make additional annual contributions to the 401(k) plans. Each of the 401(k) plans is a participant directed plan, and as such, contributions to such 401(k) plan are invested as directed by the respective 401(k) plan participant.

The amount of employer contributions charged to expense under the two plans was $215,000 and $504,000 for the three and six months ended June 30, 2025, respectively, and $228,000 and $460,000 for the three and six months ended June 30, 2024, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of June 30, 2025 and December 31, 2024.

Note 9. Income Taxes

Income tax expense was approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively, and $853,000 and $1.7 million for the three and six months ended June 30, 2024, respectively. The Company’s effective income tax rate was 23.7% and 22.6% for the three and six months ended June 30, 2025, respectively, and 21.3% and 21.5% for the three and six months ended June 30, 2024, respectively. The effective tax rate is affected by the income tax effects of nondeductible expenses related to stock options, among other things.

Net deferred tax assets totaled $1.4 million at each of June 30, 2025 and December 31, 2024.

The Company files U.S. federal and state income tax returns.

Note 10. Stock Compensation Plans

The Company’s board of directors and shareholders adopted the Amended and Restated Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”). The Plan is administered by the compensation committee of the Company’s board of directors and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At June 30, 2025, the Company had 365,000 authorized shares of common stock remaining available for future grants under the Plan.

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

The number of option shares outstanding was 67,500 at each of June 30, 2025 and December 31, 2024, and the weighted average exercise price at each of June 30, 2025 and December 31, 2024 was $5.23. The weighted average contractual life of the stock awards as of June 30, 2025 and December 31, 2024 were 1.87 years and 2.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of June 30, 2025 and December 31, 2024 was $1.90. Under Topic 805, the grant date fair value has been restated as though the merger of Tectonic Holdings, LLC, with and into Tectonic Financial, Inc., which was completed on May 13, 2019, occurred upon the date at which the entities came under common control.

As of June 30, 2025 and December 31, 2024, all stock options outstanding were vested, and there was no remaining unrecognized compensation cost.

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

As of each of June 30, 2025 and December 31, 2024, 89,000 awarded units of restricted stock were outstanding, and the grant date fair value was $4.81. During the year ended December 31, 2024, 64,000 units awarded became vested and shares were issued. The weighted average contractual life as of June 30, 2025 and December 31, 2024 was 2.61 years and 3.11 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. For the three and six months ended June 30, 2025, the Company recorded salaries and employee benefits expense on our consolidated statements of income of $28,000 and $55,000, respectively, and $21,000 and $42,000 for the three and six months ended June 30, 2024, respectively, related to the restricted stock awards. As of June 30, 2025 and December 31, 2024, there was $304,000 and $360,000, respectively, of unrecognized compensation cost related to the restricted stock awards.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for credit losses on the Company’s consolidated statements of income. The following table summarizes loan commitments as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Undisbursed loan commitments	$39,200	$72,343
Standby letters of credit	135	162
Total	$39,335	$72,505

Allowance For Credit Losses – Off-Balance-Sheet Credit Exposures. The allowance for credit losses for off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 – Loans and Allowance for Credit Losses, as if such commitments were funded.

The following table details activity in the allowance for credit losses for off-balance-sheet commitments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$304	$336	$458	$192
Provision (reversal of provision) for off-balance sheet credit losses	(93)	38	(247)	182
Ending balance	$211	$374	$211	$374

The Company is involved in various regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain, and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when payment is probable.

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of June 30, 2025 and December 31, 2024.

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 29.5% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company recognized expense of $117,000 and $11,000 during the three and six months ended June 30, 2025 and $75,000 and $121,000 during the three and six months ended June 30, 2024, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. In a given period, fees are received from custodians by both Cain Watters and Tectonic Advisors under the various agreements, and at times, these amounts are in excess of amounts payable under the Tectonic Advisors-CWA Services Agreement, such that amounts may be payable back to Cain Watters. The Company had $257,000 and $309,000 in fees payable, respectively, related to these services at June 30, 2025 and December 31, 2024, respectively, which are included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $222,000 and $231,000 payable to Cain Watters related to this agreement at June 30, 2025 and December 31, 2024, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $4.3 million and $7.0 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of each of June 30, 2025 and December 31, 2024.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of June 30, 2025 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well-capitalized” under the FDIC’s prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of June 30, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company, on a consolidated basis, and the Bank, on a bank-only basis, are as follows as of the dates indicated:

	Actual		Minimum Capital Required–- Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$101,989	16.54%	$64,736	10.50%	$61,653	10.00%
T Bank, N.A. (bank only)	103,596	16.95	64,173	10.50	61,117	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	94,242	15.29	52,405	8.50	49,323	8.00
T Bank, N.A. (bank only)	95,915	15.69	51,949	8.50	48,893	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,992	12.49	43,157	7.00	40,075	6.50
T Bank, N.A. (bank only)	95,915	15.69	42,782	7.00	39,726	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	94,242	10.12	37,249	4.00	46,562	5.00
T Bank, N.A. (bank only)	95,915	10.39	36,918	4.00	46,147	5.00

As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$100,559	17.65%	$59,823	10.50%	$56,974	10.00%
T Bank, N.A. (bank only)	100,615	17.88	59,094	10.50	56,280	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	93,406	16.39	48,428	8.50	45,579	8.00
T Bank, N.A. (bank only)	93,548	16.62	47,838	8.50	45,024	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,156	13.37	39,882	7.00	37,033	6.50
T Bank, N.A. (bank only)	93,548	16.62	39,396	7.00	36,582	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	93,406	11.32	33,006	4.00	41,258	5.00
T Bank, N.A. (bank only)	93,548	11.46	32,665	4.00	40,832	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of June 30, 2025, approximately $19.9 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well-capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

A third category, HoldCo and Other, is included in the tabular format below. The activity in the HoldCo and Other category was disclosed as a reportable segment prior to September 30, 2024, but the Company has determined that the activity does not constitute a reportable segment and will be presented as the HoldCo and Other category going forward. The allocation of income and expenses to what is now referenced as the HoldCo and Other category has not changed and it is the same activity formerly presented in the HoldCo segment, which includes the operations of the Bank’s holding company (T Bancshares), as well as certain activities of the financial holding company which serves as T Bancshares’s parent. T Bancshares activity consists only of the subordinated debt that it holds. The parent company’s principal activities include the direct ownership of T Bancshares and the non-banking subsidiaries, and the issuance of equity. The principal source of revenue of the HoldCo and Other category is dividends from our subsidiaries. Expenses that are directly attributable to the Company’s Banking and Other Financial Services segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment, are allocated as such. The Company makes considerable investments in shared services that benefit the entire organization, and these expenses are allocated to the HoldCo and Other category. The Company allocates such expenses to the HoldCo and Other category in order for the Company’s chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.

Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data.

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, as well as for the HoldCo and Other category for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Three Months Ended June 30, 2025
Income Statement
Total interest income	$18,748	$-	$-	$18,748
Total interest expense	8,241	-	291	8,532
Provision for credit losses	1,836	-	-	1,836
Net interest income (loss) after provision for credit losses	8,671	-	(291)	8,380
Non-interest income	385	11,016	-	11,401
Salaries and employee benefits	3,915	4,461	1,080	9,456
All other non-interest expense	1,904	2,482	344	4,730
Income (loss) before income tax	$3,237	$4,073	$(1,715)	$5,595

Goodwill and other intangibles	$19,134	$2,350	$-	$21,484
Total assets	$982,336	$14,216	$468	$997,020

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Six Months Ended June 30, 2025
Income Statement
Total interest income	$36,043	$-	$-	$36,043
Total interest expense	16,278	-	584	16,862
Provision for credit losses	2,692	-	-	2,692
Net interest income (loss) after provision for credit losses	17,073	-	(584)	16,489
Non-interest income	710	23,559	-	24,269
Salaries and employee benefits	7,931	9,713	2,161	19,805
All other non-interest expense	3,804	5,051	821	9,676
Income (loss) before income tax	$6,048	$8,795	$(3,566)	$11,277

Goodwill and other intangibles	$19,134	$2,350	$-	$21,484
Total assets	$982,336	$14,216	$468	$997,020

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Three Months Ended June 30, 2024
Income Statement
Total interest income	$15,627	$-	$-	$15,627
Total interest expense	7,473	-	322	7,795
Provision for credit losses	1,660	-	-	1,660
Net interest income (loss) after provision for credit losses	6,494	-	(322)	6,172
Non-interest income	388	10,354	-	10,742
Salaries and employee benefits	3,786	4,287	818	8,891
All other non-interest expense	1,432	2,216	376	4,024
Income (loss) before income tax	$1,664	$3,851	$(1,516)	$3,999

Goodwill and other intangibles	$19,344	$2,350	$-	$21,694
Total assets	$763,652	$12,815	$640	$777,107

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Six Months Ended June 30, 2024
Income Statement
Total interest income	$29,925	$-	$-	$29,925
Total interest expense	14,347	-	644	14,991
Provision for credit losses	2,577	-	-	2,577
Net interest income (loss) after provision for credit losses	13,001	-	(644)	12,357
Non-interest income	752	20,488	-	21,240
Salaries and employee benefits	7,509	8,371	1,653	17,533
All other non-interest expense	2,778	4,634	744	8,156
Income (loss) before income tax	$3,466	$7,483	$(3,041)	$7,908

Goodwill and other intangibles	$19,344	$2,350	$-	$21,694
Total assets	$763,652	$12,815	$640	$777,107

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as of the dates indicated:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2025
Securities available for sale:
U.S. government agencies	$-	$14,263	$-	$14,263
Mortgage-backed securities	-	8,383	-	8,383
As of December 31, 2024
Securities available for sale:
U.S. government agencies	$-	$13,864	$-	$13,864
Mortgage-backed securities	-	6,416	-	6,416

Fair values of our investment securities which are classified as level 2 are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and six months ended June 30, 2025 and 2024, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. As of each of June 30, 2025 and December 31, 2024, there were no foreclosed assets. There were no foreclosed assets re-measured during each of the three and six months ended June 30, 2025 and 2024.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three and six months ended June 30, 2025 and 2024, there were no sales of loans. The Company recorded a $15,000 provision to the allowance for servicing assets for each of the three and six months ended June 30, 2025. For the six months ended June 30, 2024, the Company reversed $38,000 of valuation allowance for the servicing assets (recorded during the three months ended March 31, 2024).

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows as of the dates indicated:

	June 30, 2025
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$103,735	$103,735
Level 2 inputs:
Securities available for sale	22,646	22,646
Securities, restricted	2,593	2,593
Loans held for sale	57,531	62,292
Accrued interest receivable	5,576	5,576
Level 3 inputs:
Securities held to maturity	22,504	20,576
Loans, net	744,090	738,112
Servicing asset	218	218
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	60,228	60,228
Level 2 inputs:
Interest bearing deposits	792,854	794,989
Borrowed funds and subordinated debt	12,000	12,000
Accrued interest payable	1,298	1,298

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$63,723	$63,723
Level 2 inputs:
Securities available for sale	20,280	20,280
Securities, restricted	4,284	4,284
Loans held for sale	46,980	51,013
Accrued interest receivable	5,234	5,234
Level 3 inputs:
Securities held to maturity	22,644	20,702
Loans, net	660,184	664,290
Servicing asset	297	297
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	63,130	63,130
Level 2 inputs:
Interest bearing deposits	648,017	651,533
Borrowed funds and subordinated debt	22,000	22,000
Accrued interest payable	1,248	1,248

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our current views, expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2024 Form 10-K, including, but not limited to, the following:

●	potential recession in the United States and our market areas, and its impact on our borrowers, particularly U.S. Small Business Administration (“SBA”) loan borrowers, who may be particularly vulnerable during economic downturns;
●	risks associated with generating most of our loan growth and having most of our loan portfolio in SBA loans, which have higher default rates and credit losses than traditional commercial loans;
●	risks associated with our recent CEO transition at the Bank, which is our largest operating subsidiary;
●	the impacts related to or resulting from uncertainty in the banking industry as a whole;
●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;
●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;
●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;
●	increased competition for deposits and related changes in deposit customer behavior;
●	risks associated with the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	the adequacy of the allowance for credit losses;
●	changes in market interest rates, which could negatively impact our borrowers, many of which have loans with a rate of interest that adjusts based on changes in short-term rates (which are influenced by inflation);
●	fluctuation in the value of our investment securities;
●	changes in the economy generally and the regulatory response thereto;
●	adverse changes in customer spending and savings habits;
●	changes in the economy of the State of Texas, our primary market;

●	changes in unemployment rates in the United States and our market areas;
●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;
●	the need to hold more capital in order to comply with consolidated capital ratios;
●	our ability to raise additional capital, particularly during times of stress;
●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;
●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;
●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;
●	risks specific to commercial loans and borrowers (particularly dental and SBA loans), including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;
●	our ability to continue to originate loans (including SBA loans);
●	impairment of our goodwill or other intangible assets;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;
●	our ability to manage our credit risk;
●	regulatory scrutiny related to our loan portfolio, including commercial real estate;
●	the earnings capacity of our borrowers;
●	our inability to identify and address potential conflicts of interest;
●	our ability to maintain effective internal control over financial reporting;
●	the accuracy of estimates and assumptions;
●	the development of an active, liquid market for the Series B preferred stock;

●	the soundness of other counterparty financial institutions and certain securities brokerage firms;
●	technological change in the banking, investment, brokerage and insurance industry;
●	our ability to protect against and manage fraudulent activity and cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our information security systems or infrastructure, or those of our third-party vendors or other service providers, and identify theft;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	natural disasters, severe weather, acts of god, acts of war or terrorism, geopolitical instability, public health outbreaks (such as epidemics and pandemics), other international or domestic calamities, and other events beyond our control, including as a result of the policies of the current U.S. presidential administration or Congress;
●	the effects of terrorism and acts of war or threat thereof;
●	environmental liabilities;
●	legislative changes or the adoption of tax reform policies;
●	a deterioration of the credit rating for United States long-term sovereign debt or uncertainty regarding United States fiscal debt, deficit and budget matters;
●	political instability and the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on the Company and its customers;
●	compliance with laws and regulations of the financial services industry, supervisory actions, capital requirements, the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;
●	regulation of broker-dealers and investment advisors;
●	the enactment of regulations relating to privacy, information security and data protection;
●	legal and regulatory examinations, proceedings, investigations and inquiries, fines and sanctions;
●	future issuances of preferred stock or debt securities and its impact on the Series B preferred stock;
●	our ability to manage our existing and future preferred stock and indebtedness;
●	our ability to pay dividends;
●	the continuation of securities analysts coverage of the company;
●	our management and board of directors have significant control over our business;
●	risks related to being a “controlled company” under applicable Nasdaq rules;
●	the costs and expenses of being a public company; and
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Trump administration.

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

The following discussion and analysis presents our consolidated financial condition as of June 30, 2025 and December 31, 2024, and our consolidated results of operations for the three and six months ended June 30, 2025 and 2024. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2024 Form 10-K.

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

Recent Events

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law by President Trump, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. The Company continues to evaluate the OBBBA but does not anticipate that the OBBBA will have a material impact on the Company’s consolidated financial statements. As the legislation was signed into law after the close of the second quarter of 2025, the impacts are not included in the Company’s operating results for the three and six months ended June 30, 2025.

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

Performance Summary

Net income available to common shareholders increased $1.0 million, or 26.3%, to $3.8 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024. Earnings per diluted common share were $0.55 and $0.38 for the three months ended June 30, 2025 and 2024, respectively. Net income available to common shareholders increased $2.3 million, or 42.6%, to $7.7 million for the six months ended June 30, 2025, compared to $5.4 million for the six months ended June 30, 2024. Earnings per diluted common share were $1.12 and $0.75 for the six months ended June 30, 2025 and 2024, respectively. The increase in net income available to common shareholders for the three months ended June 30, 2025 was primarily the result of a $2.4 million increase in net interest income and a $659,000 increase in non-interest income, partly offset by a $1.3 million increase in non-interest expense, a $176,000 increase in the provision for credit losses, a $471,000 increase in income tax expense and an $83,000 increase in dividends on the preferred stock. The increase in net income available to common shareholders for the six months ended June 30, 2025 was primarily the result of a $1.9 million increase in net interest income and a $3.0 million increase in non-interest income, partly offset of a $3.8 million increase in non-interest expense, a $115,000 increase in the provision for credit losses, a $852,000 increase in income tax expense and a $219,000 increase in dividends on the preferred stock. Details of the changes in the various components of net income are discussed below.

For the three months ended June 30, 2025, annual return on average assets was 1.82%, compared to 1.61% for the same period in the prior year, and annual return on average equity was 15.40%, compared to 11.59% for the same period in the prior year. For the six months ended June 30, 2025, annual return on average assets was 1.82%, compared to 1.64% for the same period in the prior year, and annual return on average equity was 15.40%, compared to 11.57% for the same period in the prior year.

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

The following table presents non-GAAP reconciliations of annual return on average tangible common equity as of and for the periods indicated:

(Dollars in thousands)	As of and for the Three Months Ended June 30, 2025	As of and for the Three Months Ended June 30, 2024	As of and for the Six Months Ended June 30, 2024	As of and for the Six Months Ended June 30, 2024
Income available to common shareholders (a)	$3,800	$2,758	$7,729	$5,431

Average shareholders’ equity	$112,450	$109,136	$111,219	$107,842
Less: average goodwill	21,440	21,440	21,440	21,440
Less: average core deposit intangible	78	288	104	314
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$73,682	$70,158	$72,425	$68,838
Annual return on average tangible common equity (a)/(b)	20.92%	15.81%	21.52%	15.87%

Total assets increased $133.6 million, or 15.5%, to $997.0 million as of June 30, 2025, from $863.4 million as of December 31, 2024. This increase during the six months ended June 30, 2025, was primarily due to increases of $83.9 million in loans held for investment, $39.0 million in interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and $10.6 million in loans held for sale.

Shareholders’ equity increased $1.2 million, or 1.1%, to $114.6 million as of June 30, 2025, from $113.4 million as of December 31, 2024. See the analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included below.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

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

The following tables present the changes in net interest income and identifies the changes due to differences in the average volume of interest-earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities for the periods indicated. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025 vs June 30, 2024
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(279)	$(504)	$(783)
Securities	1	(46)	(45)
Loans, net of unearned discount (1)	(797)	4,746	3,949
Total earning assets	(1,075)	4,196	3,121

Savings and interest-bearing demand	-	3	3
Money market deposit accounts	(327)	277	(50)
Time deposits	(677)	1,726	1,049
FHLB and other borrowings	(2)	(232)	(234)
Subordinated notes	(31)	-	(31)
Total interest-bearing liabilities	(1,037)	1,774	737

Changes in net interest income	$(38)	$2,422	$2,384

(1)	Average loans include non-accrual.

Net interest income increased $2.4 million, or 30.4%, from $7.8 million for the three months ended June 30, 2024 to $10.2 million for the three months ended June 30, 2025. The increase in net interest income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to increase in the average volume of loans and decrease in average cost of interest-bearing liabilities, partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Net interest margin for the three months ended June 30, 2025 and 2024 was 4.50% and 4.22%, respectively, an increase of 28 basis points over the respective periods.

The average volume of interest-earning assets increased $165.3 million, or 22.2%, from $746.1 million for the three months ended June 30, 2024, to $911.4 million for the three months ended June 30, 2025. The increase for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 included a $215.1 million, or 36.8%, increase in the average volume of loans, partly offset by decreases of $45.6 million, or 42.0%, in the average volume of interest-bearing deposits and federal funds sold and $4.0 million, or 8.0%, in securities.

The average yield on interest-earning assets decreased 17 basis points from 8.42% for the three months ended June 30, 2024 to 8.25% for the three months ended June 30, 2025 due to the decreasing market interest rate environment over the respective periods. The average yield for loans decreased 55 basis points from 9.33% for the three months ended June 30, 2024 to 8.78% for the three months ended June 30, 2025. The average yield on interest-bearing deposits and fed funds sold decreased 103 basis points from 5.50% for the three months ended June 30, 2024, to 4.47% for the three months ended June 30, 2025, and the average yield on securities was unchanged at 4.4% for each of the three months ended June 30, 2024 and 2025.

The average volume of interest-bearing liabilities increased $158.0 million, or 26.6%, from $594.5 million for the three months ended June 30, 2024, to $752.5 million for the three months ended June 30, 2025. The increase for the three months ended June 30, 2025 included a $177.1 million, or 31.6%, increase in the average volume of interest-bearing deposits, partly offset by a $19.1 million, or 89.3%, decrease in the average volume of FHLB and other borrowings. The decrease in borrowings is related to a $20.0 million advance from FRB for the Bank Term Funding Program which was repaid in full in October 2024. The average rate paid on interest-bearing liabilities decreased 72 basis points from 5.27% for the three months ended June 30, 2024 to 4.55% for the three months ended June 30, 2025. The average interest rate paid on interest-bearing deposits decreased 71 basis points from 5.17% for the three months ended June 30, 2024 to 4.46% for the three months ended June 30, 2025. The average volume of non-interest-bearing deposits decreased $708,000, or 1.0%, from $69.4 million for the three months ended June 30, 2024 to $68.7 million for the three months ended June 30, 2025. The average cost of FHLB and other borrowings decreased 3 basis points from 4.92% for the three months ended June 30, 2024 to 4.89% for the three months ended June 30, 2025 and the average cost of the subordinated debt decreased 106 basis points from 10.79% for the three months ended June 30, 2025 to 9.73% for the three months ended June 30, 2025.

Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30, 2025 vs June 30, 2024
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(531)	$(692)	$(1,223)
Securities	41	(93)	(52)
Loans, net of unearned discount (1)	(1,459)	8,852	7,393
Total earning assets	(1,949)	8,067	6,118

Savings and interest-bearing demand	(1)	6	5
Money market deposit accounts	(654)	534	(120)
Time deposits	(1,025)	3,552	2,527
FHLB and other borrowings	(2)	(479)	(481)
Subordinated notes	(60)	-	(60)
Total interest-bearing liabilities	(1,742)	3,613	1,871

Changes in net interest income	$(207)	$4,454	$4,247

(1)	Average loans include non-accrual.

Net interest income increased $4.2 million, or 28.4%, from $14.9 million for the six months ended June 30, 2024 to $19.2 million for the six months ended June 30, 2025. The increase in net interest income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to increase in the average volume of loans and decrease in average cost of interest-bearing liabilities, partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Net interest margin for the six months ended June 30, 2025 and 2024 was 4.36% and 4.18%, respectively, an increase of 19 basis points.

The average volume of interest-earning assets increased $167.6 million, or 23.3%, from $718.8 million for the six months ended June 30, 2024, to $886.3 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2025 included a $202.9 million, or 36.1%, increase in the average volume of loans, partly offset by a $30.1 million, or 30.1%, decrease in the average volume of interest-bearing deposits and federal funds sold and a $4.2 million, or 8.0%, decrease in securities.

The average yield on interest-earning assets decreased 17 basis points from 8.37% for the six months ended June 30, 2024 to 8.20% for the six months ended June 30, 2025. The average yield for loans decreased 49 basis points from 9.28% for the six months ended June 30, 2024 to 8.79% for the six months ended June 30, 2025. The average yield on interest-bearing deposits and fed funds sold decreased 103 basis points from 5.50% for the six months ended June 30, 2024 to 4.47% for the six months ended June 30, 2025, and the average yield on securities increased 17 basis points from 4.29% for the six months ended June 30, 2024 to 4.46% for the six months ended June 30, 2025.

The average volume of interest-bearing liabilities increased $158.2 million, or 27.6%, from $572.6 million for the six months ended June 30, 2024, to $730.8 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2025 included a $178.3 million, or 33.1%, increase in the average volume of interest-bearing deposits, partly offset by a $20.2 million, or 92.7%, decrease in the average volume of FHLB and other borrowings. The average rate paid on interest-bearing liabilities decreased 61 basis points from 5.26% for the six months ended June 30, 2024 to 4.65% for the six months ended June 30, 2025. The average interest rate paid on interest-bearing deposits decreased 59 basis points from 5.15% for the six months ended June 30, 2024 to 4.56% for the six months ended June 30, 2025. The average volume of non-interest-bearing deposits remained unchanged at $66.6 million for each of the six months ended June 30, 2024 and June 30, 2025. The average cost of FHLB and other borrowings decreased 1 basis points from 4.92% for the six months ended June 30, 2024 to 4.91% for the six months ended June 30, 2025 and the average cost of the subordinated debt decreased 98 basis points from 10.79% for the six months ended June 30, 2024 to 9.81% for the six months ended June 30, 2025.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025			2024
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$63,118	$703	4.47%	$108,740	$1,486	5.50%
Securities	48,593	543	4.48	52,837	588	4.48
Loans, net of unearned discount (1)	799,640	17,502	8.78	584,521	13,553	9.33
Total earning assets	911,351	18,748	8.25	746,098	15,627	8.42
Cash and other assets	49,605			48,845
Allowance for credit losses	(9,541)			(6,793)
Total assets	$951,415			$788,150
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$13,618	15	0.44%	$10,595	12	0.46%
Money market deposit accounts	170,593	1,814	4.27	145,033	1,864	5.17
Time deposits	554,020	6,384	4.62	405,474	5,335	5.29
Total interest-bearing deposits	738,231	8,213	4.46	561,102	7,211	5.17
FHLB and other borrowings	2,295	28	4.89	21,402	262	4.92
Subordinated notes	12,000	291	9.73	12,000	322	10.79
Total interest-bearing liabilities	752,526	8,532	4.55	594,504	7,795	5.27
Non-interest-bearing deposits	68,700			69,408
Other liabilities	17,739			15,102
Total liabilities	838,965			679,014
Shareholders’ equity	112,450			109,136
Total liabilities and shareholders’ equity	$951,415			$788,150

Net interest income		$10,216			$7,832
Net interest spread			3.70%			3.15%
Net interest margin			4.50%			4.22%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025			2024
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$72,241	$1,602	4.47%	$103,368	$2,825	5.50%
Securities	48,439	1,072	4.46	52,640	1,124	4.29
Loans, net of unearned discount (1)	765,648	33,369	8.79	562,759	25,976	9.28
Total earning assets	886,328	36,043	8.20	718,767	29,925	8.37
Cash and other assets	48,948			49,456
Allowance for credit losses	(9,291)			(6,546)
Total assets	$925,985			$761,677
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,738	29	0.46%	$10,234	24	0.47%
Money market deposit accounts	171,769	3,656	4.29	146,694	3,776	5.18
Time deposits	532,669	12,541	4.75	381,966	10,014	5.27
Total interest-bearing deposits	717,176	16,226	4.56	538,894	13,814	5.15
FHLB and other borrowings	1,579	52	4.91	21,764	533	4.92
Subordinated notes	12,000	584	9.81	12,000	644	10.79
Total interest-bearing liabilities	730,755	16,862	4.65	572,658	14,991	5.26
Non-interest-bearing deposits	66,639			66,647
Other liabilities	17,372			14,530
Total liabilities	814,766			653,835
Shareholders’ equity	111,219			107,842
Total liabilities and shareholders’ equity	$925,985			$761,677

Net interest income		$19,181			$14,934
Net interest spread			3.55%			3.11%
Net interest margin			4.36%			4.18%

(1)	Includes non-accrual loans.

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

The following table presents the components of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Provision for credit losses related to:
Loans	$1,929	$1,622	$2,938	$2,395
Off-balance sheet credit exposures	(93)	38	(247)	182
Total	$1,836	$1,660	$2,691	$2,577

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and six months ended June 30, 2025 was driven by increased loan volume and required specific reserves. The provision for credit losses is a significant factor in the Company’s operating results. See “Allowance for Credit Losses,” below, for further analysis of our provision for credit losses related to loans and management’s assessment of the adequacy of the allowance for credit losses.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates.

Non-Interest Income

The components of non-interest income were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Trust income	$1,955	$1,843	$3,919	$3,582
Advisory income	4,542	4,120	8,941	8,058
Brokerage income	2,513	2,128	5,676	3,910
Service fees and other income	2,391	2,651	5,733	5,690
Total	$11,401	$10,742	$24,269	$21,240

Total non-interest income for the three and six months ended June 30, 2025 increased $659,000, or 6.1%, and $3.0 million, or 14.3%, respectively, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the daily average value of managed and non-managed assets held in custody, and to a lesser extent, on certain periodic and event driven fees charged to trustee and participant directed plans. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and six months ended June 30, 2025 increased $112,000, or 6.1%, and $337,000, or 9.4%, respectively, compared to the same periods in the prior year. The increase in trust income between the periods is due primarily to an increase in the average value of trust assets over the three and six months ended June 30, 2025 compared to the same periods in the prior year.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three and six months ended June 30, 2025, advisory income increased $422,000, or 10.2%, and $883,000, or 11.0%, respectively, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to increases in advisory assets between the two periods from net inflows and market appreciation of our advisory assets. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. In addition to volatility related to general economic expectations, regulatory action, including the effects of the persistent inflationary pressures in the United States and of elevated market interest rates by the Federal Reserve aimed at tempering such inflationary pressures, as well as supply chain disruptions related to geo-political instability, including the Trump administration’s discussions and actions around tariff policy, and the ongoing wars in Ukraine and the Middle East, are likely to continue to put pressure on the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, include private placements, participation in syndication of public offerings, and certain other revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on asset volumes and interest rates. Brokerage income for the three and six months ended June 30, 2025, increased $385,000, or 18.1%, and $1.8 million, or 45.2%, respectively, compared to the same periods in the prior year. The majority of the increase was related to an increase of $461,000 and $957,000 in options commissions during the three and six months ended June 30, 2025, respectively, combined with increases of $24,000 and $166,000, respectively, in margin participation interest income, increases of $84,000 and $87,000, respectively, in bond commission income, increases of $86,000 and $68,000, respectively, in fees from private placements, and an increase in broker dealer service fees of $15,000 and $50,000, respectively. In addition, for the three and six months ended June 30, 2025, fees from syndicated offerings decreased $209,000, but increased $758,000, respectively. These increases were partially offset by decreases in over-the-counter commissions and federated rebates. Over the counter commissions decreased $29,000 and $198,000 during the three and six months ended June 30, 2025, respectively, and federated rebates decreased $68,000 and $121,000, respectively. There were other individually immaterial increases of $21,000 and $33,000 during the three and six months ended June 30, 2025, respectively.

The table below reflects a rollforward of our client assets from December 31, 2023 through June 30, 2025, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2023 through June 30, 2025. Our brokerage and advisory assets experienced an increase of approximately $998 million, or 13.7%, between June 30, 2024 and June 30, 2025, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2023	$6,889,692
Client inflows	834,301
Client outflows	(976,377)
Net flows	(142,076)
Market appreciation	520,130
As of June 30, 2024	$7,267,746
Client inflows	754,891
Client outflows	(43,324)
Net flows	711,567
Market appreciation	(121,878)
As of December 31, 2024	$7,857,435
Client inflows	1,069,410
Client outflows	(1,035,625)
Net flows	33,785
Market appreciation	374,432
As of June 30, 2025	$8,265,652

Service fees and other income. Service fees include fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three and six months ended June 30, 2025 decreased $260,000, or 9.8%, and increased $43,000, or 0.8%, respectively, compared to the same periods in the prior year. The primary variance for the three and six months ended June 30, 2025, is the result of timing of pension administration fees, which decreased $237,000 for the three months ended June 30, 2025, but increased $132,000 for the six months ended June 30, 2025. This is due to an increase in the work completed during the three months ended March 31, 2025 compared to the same period in the prior year, which shifted the recognition of related fees earlier in 2025, leveling off for the six months ended June 30, 2025 and 2024. In addition, during the three and six months ended June 30, 2025, service fees, including loan servicing fees, decreased $13,000 and $76,000, respectively, investment interest income at Sanders Morris decreased $8,000 and $16,000, respectively, and consulting fees at Sanders Morris decreased $17,000 for the six months ended June 30, 2025. Offsetting these decreases, rental income earned in our Banking segment increased $11,000 and $17,000 for the three and six months ended June 30, 2025 on higher occupancy. Other immaterial fluctuations netted to a decrease of $13,000 for the three months ended June 30, 2025 and an increase of $3,000 for the six months ended June 30, 2025, compared to the same periods in the prior year.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Salaries and employee benefits	$9,456	$8,891	$19,805	$17,533
Occupancy and equipment	537	485	1,077	1,018
Trust expenses	608	580	1,237	1,190
Brokerage and advisory direct costs	647	517	1,285	1,037
Professional fees	538	468	1,113	902
Data processing	381	289	703	571
Other	2,019	1,685	4,261	3,438
Total	$14,186	$12,915	$29,481	$25,689

Total non-interest expense for the three and six months ended June 30, 2025 increased $1.3 million, or 9.8%, and $3.8 million, or 14.8%, respectively, compared to the same periods in the prior year, due to increases in salaries and employee benefits, occupancy expense, trust expense, brokerage expense, and data processing expense, which were partially offset by decreases professional fees expense and other expense. Material changes in the various components of non-interest income are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2025 increased $565,000, or 6.4%, and $2.3 million, or 13.0%, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in compensation and related payroll expenses in our Other Financial Services segment of approximately $174,000 and $1.3 million, respectively. These fluctuations in compensation are generally driven by volatility in commission and brokerage fee revenue at Sanders Morris in response to general market conditions and idiosyncratic events. For the three and six months ended June 30, 2025, these fluctuations drove increases in Sanders Morris incentive bonuses of $366,000 and $661,000, respectively, primarily from options trading activity, which were offset by decreases in regular bonuses and Sanders Morris bonus earnouts of $345,000 and $41,000, respectively. Additionally, there were increases in commissions for the three and six months ended June 30, 2025, compared to the same periods in the prior year at Sanders Morris of $44,000 and $345,000, respectively, due to increases in brokerage and advisory revenue. These increases were offset by decreases of $16,000 and $13,000, respectively, for Sanders Morris independent broker commission payouts. For the three months ended June 30, 2025, the Other Financial Services segment had an increase in salaries of $137,000 due to increased headcount, merit and cost of living increases, and decreases of $8,000 in insurance and benefits and a decrease of $4,000 in payroll taxes, compared to the same period in the prior year. For the six months ended June 30, 2025, the Other Financial Services segment had an increase of $273,000 in salaries, and an increase of $29,000 in insurance and benefits, and of $80,000 in payroll taxes. Salaries and employee benefits in our Banking segment increased for the three and six months ended June 30, 2025 by $129,000 and $422,000, respectively, over the same periods in the prior year, primarily due to increases in salaries of $174,000 and $527,000, respectively, due to increases in headcount, merit and cost of living increases, as well as increases in payroll taxes of $33,000 and $42,000, respectively, and increases in contract labor of $15,000 and $16,000, respectively, offset by decreases in bonuses of $84,000 and $183,000, respectively. For the three months ended June 30, 2025, insurance and benefits expense for our Banking segment decreased $8,000, and there were other immaterial decreases of $1,000. For the six months ended June 30, 2025, insurance and benefits increased $24,000, and there were other immaterial decreases of $4,000. The increases in salaries and employee benefits in our HoldCo and Other category for the three and six months ended June 30, 2025, are $262,000 and $508,000, respectively, due to an increase in headcount, merit and cost of living increases, as well as increases in insurance benefit premiums, over the same periods in the prior year.

Occupancy and equipment expense. Occupancy and equipment expenses for the three and six months ended June 30, 2025 increased $52,000, or 10.7%, and $59,000, or 5.8%, respectively, compared to the same periods in the prior year. The increases were related to increases totaling $47,000 and $71,000, respectively, at the Banking segment, primarily due to the Bank facilities expense, which increased $43,000 and $65,000, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. There were immaterial variances netting to an increase of $5,000 for the three months ended June 30, 2025 and a decrease of $12,000 for the six months ended June 30, 2025, compared to the same periods in the prior year.

Trust expenses. Trust expenses are incurred in our other financial services segment, and include advisory fees on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and six months ended June 30, 2025 increased $28,000, or 4.8%, and $47,000, or 3.9%, respectively, compared to the same periods in the prior year due to an increase in the value of trust assets for the three and six months ended June 30, 2025 over the value during the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and six months ended June 30, 2025 increased $130,000, or 25.1%, and $248,000, or 23.9%, respectively, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2025 related primarily to increases of $149,000 and $282,000, respectively, in information service fees at Sanders Morris and Tectonic Advisors, combined with clearing fees at Sanders Morris, which vary based on the type of trading involved and are generally higher for options trading, which were offset by a decrease in referral fees of $18,000 and $38,000, respectively and other immaterial decreases of $1,000 and immaterial increases of $4,000 for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and six months ended June 30, 2025, increased $70,000, or 15.0%, and $211,000, or 23.4%, respectively, compared to the same periods in the prior year. The increases were the result of increases of $83,000 and $154,000, respectively, in our Banking segment, and increases of $11,000 and $90,000, respectively, in our Other Financial Services segment, offset by decreases of $23,000 and $34,000, respectively, in our HoldCo and Other category for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The increase in the Banking segment was primarily due to an increase in legal expenses of $36,000 and $84,000, respectively, primarily for loan collections and various other matters, including bank regulatory filings, and increases of $23,000 and $45,000, respectively, in audit and tax consulting fees, from increases related to state tax consulting and other matters, and an increase of $24,000 and $25,000, respectively in professional fees. The increases in Other Financial Services for the three and six months ended June 30, 2025, compared to the same periods in the prior year, were primarily due to increases in professional fees of $19,000 and $84,000, respectively, primarily for actuarial fees related to defined benefit plans at Nolan, professional marketing consulting and videos developed for Sanders Morris, and data platform consulting for our participant directed plan services, and increases in legal fees of $1,000 and $8,000, respectively, offset by decreases in audit and tax consulting fees of $9,000 and $2,000, respectively, from immaterial variances. The decrease in the HoldCo and Other category was primarily due to a decrease in audit and tax consulting fees of $36,000 and $35,000 for the three and six months ended June 30, 2025, respectively, related to a decrease in these fees given minimal accounting changes during the year, and timing differences. In addition, Professional fees remained flat for the three months ended June 30, 2025, and decreased $21,000 for the six months ended June 30, 2025. These decreases were partially offset by increases in legal fees of $12,000 and $22,000, respectively and an increase in professional fees of $1,000 for the three months ended June 30, 2025, compared to the same periods in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expenses for the three and six months ended June 30, 2025, increased $92,000, or 31.8%, and $132,000, or 23.1%, respectively, compared to the same periods in the prior year. The increases were the result of increases of $49,000 and $84,000, respectively, in our Banking segment and increases of $42,000 and $49,000, respectively, in the Trust, PDI and Nolan divisions within our Other Financial Services segment. The increases in our Banking segment resulted from a reduction of discounts provided by the Bank’s core system vendor. The increases in our Other Financial Services segment for the three and six months ended June 30, 2025 were related primarily to increases in costs at the Bank’s PDI division of $35,000 and $38,000, respectively, primarily related to an outsourced solution to partially automate the submission of client payroll records through our participant directed platform to mitigate delays and related penalties in plan contributions, and at the trust division of $6,000 and $14,000, respectively, for increases in the cost of our trust platform. The Nolan division had an increase of $1,000 for the three months ended June 30, 2025 and a decrease of $3,000 for the six months ended June 30, 2025.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and six months ended June 30, 2025 increased $334,000, or 19.8%, and $823,000, or 23.9%, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2025 included increases of $294,000 and $717,000, respectively, in our Banking segment. Other operating expenses in the Other Financial Services segment increased $44,000 for the three months ended June 30, 2025 and decreased $26,000 for the six months ended June 30, 2025. Other operating expenses in the HoldCo and Other category decreased $4,000 for the three months ended June 30, 2025 and increased $132,000 for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2025 in our Banking segment of $294,000 and $717,000, respectively, included increases of $95,000 and $182,000, respectively, for FDIC assessments, related to an increase in our asset base and factors around our financial condition, increases of $76,000 and $146,000, respectively, in employee recruitment for the Bank’s divisions, particularly Integra, increases of $30,000 and $89,000, respectively, in bank travel and lodging, which are being driven by training initiatives with our SBA team, increases of $39,000 and $77,000, respectively, in payroll processing fees, increases of $37,000 and $40,000, respectively, in advertising and marketing fees, increases of $16,000 and $29,000, respectively, in loan fees, increases of $17,000 and $21,000, respectively, in miscellaneous operating expenses, increases of $7,000 and $10,000, respectively, in bank charges, and an increase of $96,000 for the six months ended June 30, 2025 in software expenses, primarily related to the completion of the loan workflow platform created for the Bank’s SBA team, offset by a decrease of $22,000 in software expenses for the three months ended June 30, 2025, given major development ended early in the quarter, and other immaterial decreases of $1,000 for the three months ended June 30, 2025 and other material increases of $27,000 for the six months ended June 30,2025.

The decreases in the Other Financial Services segment were related to decreases of $9,000 and $117,000, respectively, in errors and omissions, primarily from efforts that mitigated errors at Tectonic Advisors, decreases of $24,000 and $44,000, respectively, in advertising and marketing, due to a change in focus of our marketing efforts at Sanders Morris, decreases of $6,000 and $26,000, respectively, in employee recruitment, decreases of $12,000 and $12,000, respectively, in business insurance costs from declines in pricing for certain coverages, and decreases of $3,000 and $10,000 in travel expenses, offset by increases in software expenses of $45,000 and $53,000, respectively, primarily at our Nolan division for a new platform to streamline workflows around qualified plan distributions, increases of $18,000 and $64,000, respectively, in other operating costs related to trust and Nolan divisions, primarily related to increases in merchant processing fees for customer payments to Nolan, increases of $13,000 and $17,000, respectively, in cable and internet charges from pricing increases, increases of $6,000 and $12,000, respectively, in payroll processing fees related to our moving to a new provider able to provide stronger human resources support, increases of $5,000 and $12,000, respectively, in filing fees, increases of $6,000 and $9,000, respectively, in office supplies, and other individually immaterial increases of $5,000 and $16,000, respectively, compared to the same periods in the prior year.

The decrease of $4,000 for the three months ended June 30, 2025 in our HoldCo and Other category was primarily the result of a decrease of $29,000 in software expenses, a decrease of $11,000 in excise taxes, a decrease of $10,000 in computer services, offset by an increase of $11,000 in computer supplies related to technology initiatives across the company, an increase of $10,000 in directors’ fees, an increase of $8,000 in franchise taxes, and a net increase in individually immaterial expenses of $17,000, compared to the same period in the prior year. The increase of $132,000 for the six months ended June 30, 2025 in our HoldCo and Other category was primarily the result of an increase of $61,000 in excise taxes on stock repurchases, an increase of $36,000 in insurance expense related to timing recognition of these expenses, an increase of $12,000 in computer supplies, an increase of $10,000 in directors fees, and an increase of $8,000 in franchise taxes, offset by a decrease of $14,000 in postage expenses, a decrease of $13,000 in software expenses, and a net increase in immaterial accounts of $32,000, compared to the same period in the prior year.

Income Taxes

Income tax expense for the three and six months ended June 30, 2025 was approximately $1.3 million and $2.6 million, respectively, compared to $853,000 and $1.7 million, respectively, for the same periods in the prior year. The effective income tax rate was 23.7% and 22.6% for the three and six months ended June 30, 2025, respectively, compared to 21.3% and 21.5%, respectively, for the same periods in the prior year. The effective tax rate includes both federal and state income tax expense, and is affected by the income tax effects of nondeductible expenses related to our allowance for credit losses and stock options, and differences in depreciation and amortization for tax purposes, among other things.

Segment Reporting

The Company’s primary reportable segments consist of Banking and Other Financial Services, which have been determined based on our organizational structure. A third category, HoldCo and Other, is included in the tabular format below. The activity in the HoldCo and Other category was disclosed as a reportable segment prior to September 30, 2024, but the Company has determined that the activity does not constitute a reportable segment, and therefore will be presented as the HoldCo and Other category. A description of each business and the methodologies used to measure financial performance is described in Note 14 - Operating Segments in the accompanying notes to the consolidated financial statements elsewhere in this report. Details of net income (loss) by operating segment are discussed in more detail below.

The following table presents key metrics related to our segments:

	Three Months Ended June 30, 2025
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$18,748	$-	$-	$18,748
Total interest expense	8,241	-	291	8,532
Provision for credit losses	1,836	-	-	1,836
Net interest income after provision for credit losses	8,671	-	(291)	8,380
Noninterest Income
Trust income	-	1,955	-	1,955
Advisory income	-	4,542	-	4,542
Brokerage income	-	2,513	-	2,513
Service fees and other income	385	2,006	-	2,391
Total noninterest income	385	11,016	-	11,401
Noninterest expense
Salaries and employee benefits	3,915	4,461	1,080	9,456
Occupancy and equipment	256	254	27	537
Trust expenses	-	608	-	608
Brokerage and advisory direct costs	-	647	-	647
Professional fees	193	226	119	538
Data processing	194	187	-	381
Other	1,261	560	198	2,019
Total noninterest expense	5,819	6,943	1,424	14,186
Income before income taxes	3,237	4,073	(1,715)	5,595
Income tax expense	923	639	(238)	1,324
Net income	$2,314	$3,434	$(1,477)	$4,271

	Six Months Ended June 30, 2025
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$36,043	$-	$-	$36,043
Total interest expense	16,278	-	584	16,862
Provision for credit losses	2,692	-	-	2,692
Net interest income after provision for credit losses	17,073	-	(584)	16,489
Noninterest Income
Trust income	-	3,919	-	3,919
Advisory income	-	8,941	-	8,941
Brokerage income	-	5,676	-	5,676
Service fees and other income	710	5,023	-	5,733
Total noninterest income	710	23,559	-	24,269
Noninterest expense
Salaries and employee benefits	7,931	9,713	2,161	19,805
Occupancy and equipment	508	513	56	1,077
Trust expenses	-	1,237	-	1,237
Brokerage and advisory direct costs	-	1,285	-	1,285
Professional fees	379	481	253	1,113
Data processing	365	338	-	703
Other	2,552	1,197	512	4,261
Total noninterest expense	11,735	14,764	2,982	29,481
Income before income taxes	6,048	8,795	(3,566)	11,277
Income tax expense	1,779	1,268	(494)	2,553
Net income	$4,269	$7,527	$(3,072)	$8,724

	Three Months Ended June 30, 2024
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$15,627	$-	$-	$15,627
Total interest expense	7,473	-	322	7,795
Provision for credit losses	1,660	-	-	1,660
Net interest income after provision for credit losses	6,494	-	(322)	6,172
Noninterest Income
Trust income	-	1,843	-	1,843
Advisory income	-	4,120	-	4,120
Brokerage income	-	2,128	-	2,128
Service fees and other income	388	2,263	-	2,651
Total noninterest income	388	10,354	-	10,742
Noninterest expense
Salaries and employee benefits	3,786	4,287	818	8,891
Occupancy and equipment	209	244	32	485
Trust expenses	-	580	-	580
Brokerage and advisory direct costs	-	517	-	517
Professional fees	111	215	142	468
Data processing	145	144	-	289
Other	967	516	202	1,685
Total noninterest expense	5,218	6,503	1,194	12,915
Income before income taxes	1,664	3,851	(1,516)	3,999
Income tax expense	638	482	(267)	853
Net income	$1,026	$3,369	$(1,249)	$3,146

	Six Months Ended June 30, 2024
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$29,925	$-	$-	$29,925
Total interest expense	14,347	-	644	14,991
Provision for credit losses	2,577	-	-	2,577
Net interest income after provision for credit losses	13,001	-	(644)	12,357
Noninterest Income
Trust income	-	3,582	-	3,582
Advisory income	-	8,058	-	8,058
Brokerage income	-	3,910	-	3,910
Service fees and other income	752	4,938	-	5,690
Total noninterest income	752	20,488	-	21,240
Noninterest expense
Salaries and employee benefits	7,509	8,371	1,653	17,533
Occupancy and equipment	437	504	77	1,018
Trust expenses	-	1,190	-	1,190
Brokerage and advisory direct costs	-	1,037	-	1,037
Professional fees	224	391	287	902
Data processing	282	289	-	571
Other	1,835	1,223	380	3,438
Total noninterest expense	10,287	13,005	2,397	25,689
Income before income taxes	3,466	7,483	(3,041)	7,908
Income tax expense	1,287	966	(552)	1,701
Net income	$2,179	$6,517	$(2,489)	$6,207

Banking

Income before taxes for the three and six months ended June 30, 2025 increased $1.6 million, or 94.5%, and $2.6 million, or 74.5%, respectively, compared to the same periods in the prior year. The increase was primarily the result of a $2.4 million and $4.2 million increase net interest income, respectively, partly offset by $176,000 and $115,000 increase in the provision for credit losses, respectively, a $3,000 and $39,000 decrease in non-interest income, respectively, and a $601,000 and $1.4 million increase in non-interest expense, respectively.

Net interest income for the three and six months ended June 30, 2025 increased $2.4 million, or 28.9%, and $4.2 million, or 26.9%, respectively, compared to the same periods in the prior year. The increase in net interest income was primarily due to increase in the average volume of loans and decrease in average cost of interest-bearing liabilities. The impact of these items was partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The average yield on interest earning assets and average cost of interest-bearing liabilities was impacted by changes in market interest rates. See “Net Interest Income,” above, for further analysis of net interest income.

The provision for credit losses for the three and six months ended June 30, 2025 totaled $1.8 million and $2.7 million, respectively, compared to $1.7 million and $2.6 million, respectively, for the same periods in the prior year. See “Provision for Credit Losses,” above, and “Allowance for Credit Losses,” below, for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three and six months ended June 30, 2025 decreased $3,000, or 0.8%, and $42,000, or 5.6%, respectively, compared to the same periods in the prior year. The decreases were primarily due to a decrease in loan servicing fees of $33,000 and $105,000, respectively, due to amortization of servicing assets related to paid off loans, partly offset by an increase in rental income related to increase in occupancy of $11,000 and $17,000, respectively, and an increase in deposit, factoring fees and miscellaneous income of $20,000 and $46,000, respectively. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and six months ended June 30, 2025 increased $601,000, or 11.5%, and $1.4 million, or 14.1%, respectively, compared to the same periods in the prior year. Salaries and employee benefits increased $129,000 and $422,000, respectively, compared to the same periods in the prior year primarily due to increases in staff with the expansion of our SBA lending and Integra factoring division, along with increases in annual merit and market increases. Occupancy and equipment expense increased $47,000 and $71,000, respectively, compared to the same periods in the prior year, primarily due to increases in facilities repairs and equipment maintenance along with increase in lease expense. Professional fees increased $82,000 and $155,000, respectively, for the three and six months ended June 30, 2024, compared to the same periods in the prior year. The increases include higher legal fees of $36,000 and $84,000, respectively, related to loan collections and various other matters, along with higher audit and tax consulting fees of $23,000 and $45,000, respectively, and higher other consulting fees of $24,000 and $26,000, respectively. Data processing expense increased $49,000 and $83,000, respectively, as discounts provided by the Bank’s core system vendor being fully used at the end of 2024, along with annual increase in data processing fees. Other expenses for the three and six months ended June 30, 2025 increased $294,000 and $717,000, respectively, which included increases for software development in our lending and Integra divisions, FDIC assessment related to increase in our total assets and financial factors affecting the assessment rate, employee recruitment fees, travel and lodging, and payroll processing fees, among other things. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

Other Financial Services

Income before taxes for the three and six months ended June 30, 2025 increased $222,000, or 5.8%, and $1.3 million, or 17.5%, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2025 were the result of increases in noninterest income of $662,000 and $3.1 million, respectively, which were partially offset by increases in noninterest expense of $440,000 and $1.8 million, respectively, compared to the same periods in the prior year.

Non-interest income for the three and six months ended June 30, 2025 increased $662,000, 6.4%, and $3.1 million, or 15.0%, respectively, compared to the same periods in the prior year. The increases were due to increases in brokerage income of $385,000 and $1.8 million, respectively, primarily due to an increase of $461,000 and $957,000 in options commissions, respectively, as well as an increase of $826,000 in syndicated offering and private placement fees for the six months ended June 30, 2025, the majority of which occurred during the three months ended March 31, 2025. Brokerage income from private placement and syndicated offerings fees decreased $123,000 for the three months ended June 30, 2025 compared to the same period in the prior year, partially offsetting the increases. In addition, advisory income for the three and six months ended June 30, 2025, increased $422,000 and $883,000, respectively, and trust income increased $112,000 and $337,000, respectively, compared to the same periods in the prior year, both of which were related to market increases in asset values and net asset inflows to our investment platform. Service fees and other income for the three and six months ended June 30, 2025 decreased $257,000, but increased by $85,000, compared to the same periods in the prior year, related primarily to fluctuations in the timing of third party pension administration fees from the Bank’s Nolan division, which decreased $237,000 for the three months ended June 30, 2025, but increased $132,000 for the six months ended June 30, 2025, combined with increases in interest, miscellaneous and consulting income at Sanders Morris of $20,000 and $48,000, respectively. See “Non-Interest Income,” above for further analysis of non-interest income.

Non-interest expense for the three and six months ended June 30, 2025 increased $440,000, or 6.8%, and $1.8 million, or 13.5%, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2025 were primarily related to increases in salaries and employee benefits of $174,000 and $1.3 million, respectively, and brokerage and advisory direct costs of $130,000 and $248,000, respectively. The increases for the three and six months ended June 30, 2025 in salaries and employee benefits related to increases in salary and benefits expenses from increases in headcount and merit increases, and in employee benefits expense, including health insurance, totaling $124,000 and $390,000, respectively, and to the increases in brokerage revenue noted above, which drove bonus earnouts, incentive bonuses, and commissions, which increased $50,000 and $952,000, respectively. The increases in brokerage and advisory direct costs was driven by costs related to the increase in brokerage activity, including in particular clearing fees related to options trading. In addition, for the three and six months ended June 30, 2025, trust expenses increased $28,000 and $47,000, respectively, consistent with increases in trust income noted above, professional fees increased $11,000 and $90,000, data processing fees increased $43,000 and $49,000, and occupancy and equipment expense increased $10,000 and $9,000. Other operating expenses for the three and six months ended June 30, 2025 increased $44,000 and decreased $26,000, respectively, compared to the same periods in the prior year. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

HoldCo and Other

The loss before taxes for the three and six months ended June 30, 2025 increased $199,000, or 13.1%, and $525 million, or 17.3%, respectively, compared to the same periods in the prior year. Interest expense decreased $31,000 and $60,000, respectively, solely due to decreases in interest rates on our subordinated debt. Non-interest expense increased $230,000 and $585,000 for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year, primarily due to increases in salaries and employee benefits of $262,000 and $508,000, respectively, related to increases in bonuses of $223,000 and $434,000, respectively, related to an increase in personnel, and in salaries and benefits of $32,000 and $61,000, respectively, related to increases in the number of personnel and increases in benefit costs, and an increase in stock grant compensation of $7,000 and $13,000, respectively, related to additional grants issued in July 2024. In addition, other operating expenses decreased $4,000, but increased $132,000, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2025 was primarily from a decrease in software and computer expense of $23,000 which was partially offset by an increase in directors’ fees and of $10,000 and other individually immaterial increases of $9,000. The increase for the six months ended June 30, 2025 was due to an increase of $61,000 related to federal excise taxes on stock repurchases compared to the prior year, prior to the excise tax being enacted, and increases of $36,000 in insurance expense related to understated amortization of prepaid insurance for our directors’ and officers’ coverage, an increase of $10,000 in directors’ fees, an increase of $11,000 in travel expenses, and an increase of $7,000 in computer supplies and services and software licenses, and other individually immaterial variances netting to an increase of $22,000, offset by a decrease of $15,000 in postage, compared to the same period in the prior year. These increases were offset for the three and six months ended June 30, 2025 by decreases of $5,000 and $21,000, respectively, in occupancy and equipment expense related to decreases in repairs expense of $1,000 and $8,000, respectively, and decreases in rent, common area maintenance, and parking expense in our Houston office totaling $7,000 and $16,000, respectively, where most of our holding company personnel office, related to a decrease in the space allocated to this team, offset by an increase in telephone and amortization expense of $1,000 and $2,000, respectively. Professional fees for the three and six months ended June 30, 2025 decreased $23,000 and $34,000, respectively, compared to the same periods in the prior year, related to timing differences in the completion of our custody and internal controls audits.  See “Non-Interest Income,” above, and “Non-Interest Expense,” above, for further analyses of non-interest income and non-interest expense included in the respectively titled sections above.

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

As of June 30, 2025, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of each of June 30, 2025 and December 31, 2024, and FHLB stock, having an amortized cost and fair value of $368 thousand and $2.0 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$15,562	$14,263	$15,573	$13,864
Mortgage-backed securities	8,613	8,383	6,783	6,416
Total securities available for sale	$24,175	$22,646	$22,356	$20,280

Securities held to maturity:
Property assessed clean energy	$895	$814	$932	$848
Public improvement district/TIRZ	21,609	19,762	21,712	19,854
Total securities held to maturity	$22,504	$20,576	$22,644	$20,702

Securities, restricted:
Other	$2,593	$2,593	$4,284	$4,284

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S. government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses for available-for-sale securities was recognized as of June 30, 2025.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of June 30, 2025. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$1,000	0.52%	$10,999	1.12%	$3,563	2.50%	$-	-%	$15,562	1.40%
Mortgage-backed securities	-	-	2,441	3.74	2,916	3.94	3,256	4.27	8,613	4.01
Total	$1,000	0.52%	$13,440	1.60%	$6,479	3.15%	$3,256	4.27%	$24,175	2.33%

Securities held to maturity:
PACE	$-	-%	$-	-%	$895	7.13%	$-	-%	$895	7.13%
PID/TIRZ	693	4.12	-	-	-	-	20,916	6.27	21,609	6.20
Total	$693	4.12%	$-	-%	$895	7.14%	$20,916	6.27%	$22,504	6.24%

Loan Portfolio Composition

Total loans, excluding allowance for credit losses, increased $85.4 million to $754.8 million at June 30, 2025, compared to $669.4 million at December 31, 2024. The increase includes $70.1 million for SBA loans, a $5.9 million increase in factored receivables, a $2.1 million increase in real estate loans, and a $7.4 million increase in commercial and industrial loans, partly offset by a $79,000 decrease in USDA loans. SBA loans comprise the largest group of loans in our portfolio totaling $482.1 million, or 63.9% of the total loans, at June 30 2025, compared to $411.9 million, or 61.5% of the total loans, at December 31, 2024. Commercial and industrial loans totaled $87.5 million, or 11.6% of the total loans, at June 30, 2025, compared to $80.1 million, or 12.0% of the total loans, at December 31, 2024. Real estate loans totaled $140.9 million, or 18.7% of the total loans, at June 30, 2025, compared to $138.8 million, or 20.7% of the total loans, at December 31, 2024.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

(In thousands, except percentages)	June 30, 2025		December 31, 2024
Commercial and industrial	$87,520	11.6%	$80,069	11.9%
Consumer installment	474	0.1	573	0.1
Real estate – residential	8,267	1.1	8,209	1.2
Real estate – commercial	66,892	8.8	76,739	11.5
Real estate – construction and land	65,743	8.7	53,844	8.0
SBA 7(a) guaranteed	273,046	36.2	231,931	34.7
SBA 7(a) unguaranteed	114,610	15.2	96,466	14.4
SBA 504	94,400	12.5	83,520	12.5
USDA	2,041	0.3	2,120	0.3
Factored Receivables	41,845	5.5	35,896	5.4
Total Loans	$754,838	100.0%	$669,367	100.0%

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	June 30, 2025		December 31, 2024
(In thousands, except percentages)	Amount	Loan Category to Total Loans	Amount	Loan Category to Total Loans
Non-accrual loans:
Commercial and industrial	$807	0.11%	$2,278	0.34%
Real estate – construction/land	12,039	1.59	-	-
Real estate – residential	-	-	119	0.02
SBA 504	4,958	0.66	-	-
SBA guaranteed	10,105	1.34	11,374	1.70
SBA unguaranteed	1,592	0.21	2,137	0.32
Total non-accrual loans	29,501	3.91	15,908	2.38
Commercial and industrial past due 90 days	-	-	18	-
Real estate – Commercial past due 90 days	1,423	0.19	-	-
Factored receivables past due 90 days	38	0.01	12	-
Total non-performing assets	$30,962	4.10%	$15,938	2.38%

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

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	June 30, 2025			December 31, 2024
(In thousands, except percentages)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial and industrial	$2,616	11.6%	3.0%	$2,418	11.9%	3.0%
Consumer installment	16	0.1	3.4	19	0.1	3.3
Real estate – residential	101	1.1	1.2	91	1.2	1.1
Real estate – commercial	812	8.8	1.2	820	11.5	1.0
Real estate – construction and land	230	8.7	0.3	115	8.0	0.3
SBA and USDA	6,670	64.2	1.4	5,171	61.9	1.2
Factored receivables	303	5.5	0.7	549	5.4	1.5
Total Loans	$10,748	100.0%	1.4%	$9,183	100.0%	1.4%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30		June 30
(In thousands, except percentages)	2025	2024	2025	2024
Average loans outstanding	$799,640	$584,521	$765,648	$562,759
Gross loans held for investment outstanding at end of period	$754,838	$575,643	$754,838	$575,643
Allowance for credit losses at beginning of period	$9,136	$6,730	$9,183	$6,308
Provision for credit losses	1,929	1,622	2,939	2,395
Charge offs:
Commercial and industrial	-	-	16	-
SBA & USDA	362	-	1,403	56
Factored Receivables	105	212	232	569
Total charge-offs	467	212	1,651	625
Recoveries:
Commercial and industrial	42	-	44	-
SBA & USDA	80	17	171	30
Factored Receivables	28	119	62	168
Total recoveries	150	136	277	198
Net charge-offs	(317)	(76)	(1,374)	(427)
Allowance for credit losses at end of period	$10,748	$8,276	$10,748	$8,276
Ratio of allowance for loans to end of period loans	1.42%	1.44%	1.42%	1.44%
Ratio of net charge-offs to average loans	0.04%	0.01%	0.18%	0.08%

The Management continues to closely monitor for credit quality changes resulting from the ongoing economic uncertainty caused by, among other factors, the prolonged elevated interest rate environment, stronger than expected employment data in recent periods, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of June 30, 2025, deposits includes a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $142.0 million, or 20.0%, to $853.1 million as of June 30, 2025, compared to $711.1 million as of December 31, 2024. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the six months ended June 30,
	2025			2024
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$66,639	11.0%	0.00%	$66,647	11.0%	0.00%
Savings and interest-bearing demand	12,738	1.7	0.46	10,234	1.7	0.47
Money market accounts	171,769	24.2	4.29	146,694	24.2	5.18
Time deposits	532,669	63.1	4.75	381,966	63.1	5.27
Total deposits	$783,815	100.00%	4.17%	$605,541	100.00%	4.59%

The following table provides information on the maturity distribution of the time deposits of $250,000 and over as of June 30, 2025:

(In thousands)	Over $250,000
Maturing
Three months or less	$21,639
Over three months to six months	22,726
Over six months to 12 months	65,934
Over 12 months	1,039
Total	$111,338

The estimated amount of uninsured deposits, including certificates of deposits, were approximately $57.9 million, or 6.8% of total deposits, as of June 30, 2025.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Borrowings:
FHLB borrowings	$-	$10,000
FRB borrowings	-	-
Subordinated notes	12,000	12,000
Total	$12,000	$22,000

The Company has a credit line with the FHLB with borrowing capacity of $62.6 million secured by commercial loans. The Company determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with FHLB as of June 30, 2025 and $10.0 million borrowings with FHLB as of December 31, 2024, which was paid off during January 2025.

The Company also has a credit line with the FRB with borrowing capacity of $35.4 million, secured by commercial loans. The Company had no borrowings under this line from the FRB as June 30, 2025 and December 31, 2024.

As of each of June 30, 2025 and December 31, 2024, the Company also had outstanding subordinated notes totaling $12.0 million, consisting of $8.0 million of subordinated notes issued in 2017 (the “2017 Notes”) bearing an interest rate of three month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, As of June 30, 2025 and December 31, 2024, the interest rate on the 2017 Notes was 9.66640% and 10.03406%, respectively. The Company also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of June 30, 2025 and December 31, 2024, the interest rate on the 2018 Note was 8.88940% and 9.25706%, respectively. Each of the 2017 Notes and the 2018 Note is unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $1.2 million, or 1.0%, to $114.6 million as of June 30, 2025, from $113.4 million as of December 31, 2024. The increase included net income of $8.7 million, $55,000 related to stock compensation expense and $432,000 net after-tax other comprehensive income. The increases were partly offset by the repurchase of common stock of $5.7 million and dividends paid on Series B preferred stock and paid on the common stock totaling $995,000 and $1.4 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the OCC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios (on a consolidated basis), as well as those of the Bank (on a bank-only basis), as of the dates indicated:

(In thousands)	June 30, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc. (consolidated)
Tier 1 Capital (to Average Assets)	$94,242	10.12%	$93,406	11.32%
Common Equity Tier 1 (to Risk Weighted Assets)	76,992	12.49	76,156	13.37
Tier 1 Capital (to Risk Weighted Assets)	94,242	15.29	93,406	16.39
Total Capital (to Risk Weighted Assets)	101,989	16.54	100,559	17.65

T Bank, N.A. (bank-only)
Tier 1 Capital (to Average Assets)	$95,915	10.39%	$93,548	11.46%
Common Equity Tier 1 (to Risk Weighted Assets)	95,915	15.69	93,548	16.62
Tier 1 Capital (to Risk Weighted Assets)	95,915	15.69	93,548	16.62
Total Capital (to Risk Weighted Assets)	103,596	16.95	100,615	17.88

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of June 30, 2025, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of June 30, 2025, the Company had approximately $94.9 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of June 30, 2025 the Company’s borrowing capacity with the FHLB was $62.6 million based upon loan collateral pledged to the FHLB, none of which was utilized as of June 30, 2025.

The borrowing capacity on the discount line of credit with the FRB was $35.4 million, of which none was utilized as of June 30, 2025.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of June 30, 2025:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	11.04
+100	5.51
-100	(5.24)
-200	(9.91)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

TECTONIC FINANCIAL, INC.

Date: August 14, 2025	By:	/s/ A. Haag Sherman
A. Haag Sherman
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michelle Baird
Michelle Baird
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)