Form 10-Q
period 2025-09-30
Tectonic Financial, Inc.
filed 2025-11-14
CIK 1766526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of November 13, 2025 was 6,776,601 shares.

TECTONIC FINANCIAL, INC.

TECTONIC FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(In thousands, except share amounts)	(Unaudited)
ASSETS
Cash and due from banks	$6,167	$5,849
Interest-bearing deposits	156,571	55,864
Federal funds sold	1,228	2,010
Total cash and cash equivalents	163,966	63,723
Securities available for sale	21,831	20,280
Securities held to maturity	21,805	22,644
Securities, restricted at cost	2,598	4,284
Loans held for sale	35,031	46,980
Loans, net of allowance for credit losses of $12,451 and $9,183, respectively	767,467	660,184
Bank premises and equipment, net	4,562	4,730
Other real estate owned	1,053	-
Goodwill	21,440	21,440
Deferred tax asset	1,917	1,433
Other assets	22,167	17,682
Total assets	$1,063,837	$863,380

LIABILITIES
Demand deposits:
Non-interest-bearing	$71,418	$63,130
Interest-bearing	186,419	164,934
Time deposits	654,071	483,083
Total deposits	911,908	711,147
Borrowed funds	-	10,000
Subordinated notes	12,000	12,000
Other liabilities	20,778	16,804
Total liabilities	944,686	749,951
Commitments and contingencies (see Note 11)

SHAREHOLDERS’ EQUITY

Preferred stock 9.00% fixed to floating rate series B non-cumulative, perpetual ($0.01 par value; 1,725,000 shares authorized, 1,725,000 shares issued and outstanding at September 30, 2025 and December 31, 2024)	17	17
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,250,453 shares issued and 6,776,601 shares outstanding at September 30, 2025 and 7,250,453 shares issued and 7,080,101 shares outstanding at December 31, 2024	72	72
Additional paid-in capital	50,098	50,015
Treasury stock, at cost; 473,852 shares and 170,352 shares as of September 30, 2025 and December 31, 2024, respectively	(8,908)	(3,203)
Retained earnings	78,866	68,168
Accumulated other comprehensive loss	(994)	(1,640)
Total shareholders’ equity	119,151	113,429
Total liabilities and shareholders’ equity	$1,063,837	$863,380

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and share amounts)	2025	2024	2025	2024
Interest Income
Loan, including fees	$18,370	$15,002	$51,739	$40,978
Securities	542	558	1,614	1,682
Federal funds sold	15	14	40	40
Interest-bearing deposits	1,475	1,214	3,052	4,013
Total interest income	20,402	16,788	56,445	46,713
Interest Expense
Deposits	9,022	7,829	25,249	21,642
Borrowed funds	322	586	957	1,762
Total interest expense	9,344	8,415	26,206	23,404
Net interest income	11,058	8,373	30,239	23,309
Provision for credit losses	2,003	606	4,695	3,184
Net interest income after provision for credit losses	9,055	7,767	25,544	20,125
Non-interest Income
Trust income	2,084	1,901	6,004	5,483
Gain on sale of loans	-	234	-	234
Advisory income	4,795	4,361	13,736	12,419
Brokerage income	2,190	1,770	7,866	5,680
Service fees and other income	2,917	2,910	8,649	8,600
Total non-interest income	11,986	11,176	36,255	32,416
Non-interest Expense
Salaries and employee benefits	9,195	8,900	29,000	26,433
Occupancy and equipment	536	503	1,613	1,521
Trust expenses	635	669	1,873	1,859
Brokerage and advisory direct costs	587	521	1,872	1,558
Professional fees	569	478	1,681	1,380
Data processing	350	300	1,053	871
Other	2,110	1,880	6,372	5,319
Total non-interest expense	13,982	13,251	43,464	38,941
Income before Income Taxes	7,059	5,692	18,335	13,600
Income tax expense	1,564	952	4,116	2,653
Net Income	5,495	4,740	14,219	10,947
Preferred stock dividends	493	543	1,488	1,319
Net income available to common stockholders	$5,002	$4,197	$12,731	$9,628

Earnings per common share:
Basic	$0.74	$0.59	$1.87	$1.36
Diluted	0.73	0.58	1.85	1.33

Weighted average common shares outstanding	6,776,601	7,064,006	6,791,053	7,083,795
Weighted average diluted shares outstanding	6,876,918	7,223,366	6,891,371	7,244,396

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net Income	$5,495	$4,740	$14,219	$10,947
Other comprehensive income:
Change in unrealized gain on securities available for sale	272	719	819	724
Tax effect	58	151	173	152
Other comprehensive income	214	568	646	572
Comprehensive Income	$5,709	$5,308	$14,865	$11,519

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2024	$17	$72	$51,246	$(1,575)	$58,917	$(1,820)	$106,857
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(710)	-	(710)
Net income	-	-	-	-	3,061	-	3,061
Other comprehensive loss	-	-	-	-	-	(140)	(140)
Stock based compensation	-	-	21	-	-	-	21
Balance at March 31, 2024	$17	$72	$51,267	$(1,824)	$60,880	$(1,960)	$108,452
Purchase of treasury stock at cost	-	-	-	(249)	-	-	(249)
Dividends paid on Series B preferred stock	-	-	-	-	(388)	-	(388)
Dividends paid on common stock	-	-	-	-	(709)	-	(709)
Net income	-	-	-	-	3,146	-	3,146
Other comprehensive income	-	-	-	-	-	144	144
Stock based compensation	-	-	21	-	-	-	21
Balance at June 30, 2024	$17	$72	$51,288	$(2,073)	$62,929	$(1,816)	$110,417
Purchase of treasury stock at cost	-	-	-	(359)	-	-	(359)
Repurchase of stock options	-	-	(1,329)	-	-	-	(1,329)
Dividends paid on Series B preferred stock	-	-	-	-	(543)	-	(543)
Dividends paid on common stock	-	-	-	-	(707)	-	(707)
Net income	-	-	-	-	4,740	-	4,740
Other comprehensive income	-	-	-	-	-	568	568
Stock based compensation	-	-	21	-	-	-	21
Balance at September 30, 2024	$17	$72	$49,980	$(2,432)	$66,419	$(1,248)	$112,808

Balance at January 1, 2025	$17	$72	$50,015	$(3,203)	$68,168	$(1,640)	$113,429
Purchase of treasury stock at cost	-	-	-	(5,705)	-	-	(5,705)
Dividends paid on Series B preferred stock	-	-	-	-	(524)	-	(524)
Dividends paid on common stock	-	-	-	-	(677)	-	(677)
Net income	-	-	-	-	4,453	-	4,453
Other comprehensive income	-	-	-	-	-	314	314
Stock based compensation	-	-	27	-	-	-	27
Balance at March 31, 2025	$17	$72	$50,042	$(8,908)	$71,420	$(1,326)	$111,317
Dividends paid on Series B preferred stock	-	-	-	-	(471)	-	(471)
Dividends paid on common stock	-	-	-	-	(678)	-	(678)
Net income	-	-	-	-	4,271	-	4,271
Other comprehensive income	-	-	-	-	-	118	118
Stock based compensation	-	-	28	-	-	-	28
Balance at June 30, 2025	$17	$72	$50,070	$(8,908)	$74,542	$(1,208)	$114,585
Dividends paid on Series B preferred stock	-	-	-	-	(493)	-	(493)
Dividends paid on common stock	-	-	-	-	(678)	-	(678)
Net income	-	-	-	-	5,495	-	5,495
Other comprehensive income	-	-	-	-	-	214	214
Stock based compensation	-	-	28	-	-	-	28
Balance at September 30, 2025	$17	$72	$50,098	$(8,908)	$78,866	$(994)	$119,151

See accompanying notes to consolidated financial statements.

TECTONIC FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$14,219	$10,947
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,695	3,184
Depreciation and amortization	181	181
(Accretion of discount) amortization of premium on loans	(18)	45
Securities premium amortization (discount accretion), net	5	(44)
Origination of loans held for sale	(104,469)	(83,035)
Proceeds from payments and sales of loans held for sale	988	4,507
Gain on sale of loans	-	(234)
Stock based compensation	83	63
Deferred income taxes	(656)	(373)
Servicing assets, net	86	61
Net change in:
Other assets	(4,571)	2,685
Other liabilities	4,082	5,677
Net cash used in operating activities	(85,375)	(56,336)
Cash Flows from Investing Activities
Purchase of securities available for sale	(501,967)	(303,539)
Principal payments, calls and maturities of securities available for sale	501,236	303,214
Principal payments of securities held to maturity	832	1,489
Purchase of securities, restricted	(17,078)	(7,536)
Proceeds from sale of securities, restricted	18,764	7,455
Net change in loans	2,310	(53,111)
Purchases of premises and equipment	(14)	(213)
Net cash provided by (used in) investing activities	4,083	(52,241)
Cash Flows from Financing Activities
Net change in demand deposits	29,773	18,867
Net change in time deposits	170,988	140,339
Proceeds from borrowed funds	434,400	307,600
Repayment of borrowed funds	(444,400)	(308,600)
Dividends paid on common stock	(2,033)	(2,126)
Dividends paid on Series B preferred stock	(1,488)	(1,319)
Purchase of treasury stock at cost	(5,705)	(857)
Repurchase of stock options	-	(1,329)
Net cash provided by financing activities	181,535	152,575
Net change in cash and cash equivalents	100,243	43,998
Cash and cash equivalents at beginning of period	63,723	58,767
Cash and cash equivalents at end of period	$163,966	$102,765

Non Cash Transactions
Transfers from loans to other real estate owned	$1,053	$-
Transfers from loans held for sale to loans held for investment	$115,430	$67,022
Lease liabilities incurred in exchange for right-of-use assets	$55	$117
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,089	$22,389
Income taxes	$3,765	$2,775

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Form 10-Q”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024 in the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

In the opinion of management, all adjustments that were normal and recurring in nature, and considered necessary, have been included for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may be expected for the full year ending December 31, 2025.

Reportable Segments. The Company’s primary reportable segments consist of Banking and Other Financial Services. Our Banking segment encompasses both commercial and consumer banking services, as well as factoring services through the Bank’s Integra division. Our Other Financial Services segment includes the activities of Tectonic Advisors, Sanders Morris, the Bank’s trust division, which includes Nolan, and HWG. A third category, HoldCo and Other, includes the Bank’s immediate parent, T Bancshares, and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall. See the section entitled Segment Reporting, below, for more information.

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

Earnings per Share. Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares outstanding during the period. Diluted EPS is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$5,002	$4,197	$12,731	$9,628
Weighted average shares outstanding	6,777	7,064	6,791	7,084
Effect of dilutive shares	100	159	100	160

Weighted average diluted shares outstanding	6,877	7,223	6,891	7,244

Basic earnings per share	$0.74	$0.59	$1.87	$1.36
Diluted earnings per share	$0.73	$0.58	$1.85	$1.33

Subsequent Events. The Company has evaluated subsequent events and transactions from September 30, 2025 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and management determined there were no material subsequent events requiring recognition or disclosure between September 30, 2025 and the date our interim condensed consolidated financial statements were issued.

Note 2. Securities

A summary of amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities is presented below as of the dates indicated.

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S government agencies	$14,562	$-	$1,134	$13,428
Mortgage-backed securities	8,526	36	159	8,403
Total securities available for sale	$23,088	$36	$1,293	$21,831

Securities held to maturity:
Property assessed clean energy	$893	$-	$81	$812
Public improvement district/tax increment reinvestment zone	20,912	66	1,914	19,064
Total securities held to maturity	$21,805	$66	$1,995	$19,876
Securities, restricted:
Other	$2,598	$-	$-	$2,598

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S government agencies	$15,573	$-	$1,709	$13,864
Mortgage-backed securities	6,783	-	367	6,416
Total securities available for sale	$22,356	$-	$2,076	$20,280

Securities held to maturity:
Property assessed clean energy	$932	$-	$84	$848
Public improvement district/tax increment reinvestment zone	21,712	67	1,925	19,854
Total securities held to maturity	$22,644	$67	$2,009	$20,702
Securities, restricted:
Other	$4,284	$-	$-	$4,284

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

During each of the three and nine months ended September 30, 2025 and 2024, no securities available for sale were sold, and there were no realized gains or losses recorded on sales for each of the three and nine months ended September 30, 2025 and 2024.

At each of September 30, 2025 and December 31, 2024, securities available for sale with a fair value of $1.0 million were pledged against trust deposit balances held at the Bank. As of September 30, 2025, there were no securities available for sale pledged to secure borrowings at the FHLB or FRB.

At each of September 30, 2025 and December 31, 2024, the Bank held FRB stock in the amount of $2.2 million. The Bank held FHLB stock in the amount of $373,000 and $2.0 million as of September 30, 2025 and December 31, 2024, respectively, all of which were classified as securities, restricted.

The tables below indicate the length of time individual investment securities have been in a continuous loss position as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$13,428	$1,134	$13,428	$1,134
Mortgage-backed securities	-	-	3,701	159	3,701	159
Total	$-	$-	$17,129	$1,293	$17,129	$1,293

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$13,864	$1,709	$13,864	$1,709
Mortgage-backed securities	2,567	78	3,849	289	6,416	367
Total	$2,567	$78	$17,713	$1,998	$20,280	$2,076

The Company evaluates all securities quarterly to determine if any debt securities in a loss position require an allowance for credit losses. The Company had a total of sixteen (16) investment positions in the unrealized loss position as of September 30, 2025. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors based upon our analysis of the underlying risk characteristics, including credit ratings, such as bond ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of September 30, 2025, no allowance for credit losses has been recognized on available for sale and held to maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities are U.S. government agencies who continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not currently intend to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to noncredit related factors, including increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of these securities is expected to continue to positively recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and estimated fair value of securities available for sale as of September 30, 2025 are presented in the table below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	10,999	10,453	-	-
Due after five years through ten years	3,563	2,975	893	812
Due after ten years	-	-	20,912	19,064
Mortgage-backed securities	8,526	8,403	-	-
Total	$23,088	$21,831	$21,805	$19,876

Note 3. Loans and Allowance for Credit Losses

Major classifications of loans held for investment are as follows as of the dates indicated:

(In thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$82,771	$80,069
Consumer installment	450	573
Real estate – residential	9,800	8,209
Real estate – commercial	77,958	76,739
Real estate – construction and land	61,341	53,844
SBA:
SBA 7(a) guaranteed	303,713	231,931
SBA 7(a) unguaranteed	117,915	96,466
SBA 504	86,180	83,520
USDA	3,636	2,120
Factored receivables	36,154	35,896
Gross loans	779,918	669,367
Less:
Allowance for credit losses	12,451	9,183
Net loans	$767,467	$660,184

As of September 30, 2025, our loan portfolio included $70.4 million of loans to the dental industry, or approximately 9.0% of our total funded loans held for investment, as compared to $76.2 million of loans to the dental industry, or approximately 11.4% of total funded loans held for investment, as of December 31, 2024. The Bank believes that these loans are to credit worthy borrowers and are diversified geographically.

Accrued interest receivable on loans totaled $5.0 million and $4.3 million at September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the Company’s consolidated balance sheets.

The Company serves the small business community by offering loans promulgated under the SBA’s 7(a) and 504 loan programs, and loans guaranteed by the USDA. SBA 7(a) and USDA loans are typically guaranteed by each agency in amounts ranging from 75% to 80% of the principal balance. For SBA 7(a) loans, the Company records the guaranteed funded portion of the loans as held for sale. When the SBA loans are fully funded, the Company may sell the guaranteed portion into the secondary market, on a servicing-retained basis, or reclassify from loans held for sale to loans held for investment if the Company determines that holding these loans provide better long-term risk adjusted returns than selling the loans. In calculating gain on the sale of loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Company’s assumptions are validated by reference to external market information.

As of September 30, 2025 and December 31, 2024, the Company had an aggregate of $35.0 million and $47.0 million, respectively, of SBA and USDA loans held for sale. During each of the three and nine months ended September 30, 2025 and 2024, there were no sales of SBA or USDA loans. For the three and nine months ended September 30, 2025, the Company elected to reclassify $44.4 million and $115.4 million, respectively, of the SBA 7(a) loans held for sale to loans held for investment.

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

Non-accrual loans, segregated by class of loans, were as follows as of the dates indicated:

	September 30, 2025		December 31, 2024
(In thousands)	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses	Total Non-Accrual	Non-Accrual with No Allowance for Credit Losses
Commercial and industrial	$2,398	$1,659	$2,278	$1,635
Real estate – construction/land	11,567	11,567	-	-
Real estate - residential	-	-	119	119
SBA guaranteed	8,032	7,743	11,374	6,600
SBA unguaranteed	1,470	1,374	2,137	1,878
SBA 504	4,928	4,928	-	-
USDA	1,031	1,031	-	-
Total	$29,426	$28,302	$15,908	$10,232

The Company recognized $48,000 and $446,000 of interest income on non-accrual loans during the three and nine months ended September 30, 2025, respectively. The Company did not recognize any interest income on non-accrual loans during each of the three and nine months ended September 30, 2024.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans (including both accruing and non-accruing loans) are as follows as of the dates indicated:

(In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	Total 90 Days or More Past Due Still Accruing
September 30, 2025
Commercial and industrial	$-	$-	$-	$82,771	$82,771	$-
Consumer installment	-	-	-	450	450	-
Real estate – residential	-	-	-	9,800	9,800	-
Real estate – commercial	-	1,423	1,423	76,535	77,958	1,423
Real estate – construction and land	-	-	-	61,341	61,341	-
SBA	182	9,662	9,844	497,964	507,808	-
USDA	-	1,031	1,031	2,605	3,636	-
Factored receivables	2,364	35	2,399	33,755	36,154	35
Total	$2,546	$12,151	$14,697	$765,221	$779,918	$1,458

December 31, 2024
Commercial and industrial	$-	$586	$586	$79,483	$80,069	$-
Consumer installment	-	-	-	573	573	-
Real estate – residential	-	63	63	8,146	8,209	-
Real estate – commercial	-	-	-	76,739	76,739	-
Real estate – construction and land	-	-	-	53,844	53,844	-
SBA	2,430	4,015	6,445	405,472	411,917	-
USDA	1,432	-	1,432	688	2,120	-
Factored receivables	1,623	11	1,634	34,262	35,896	11
Total	$5,485	$4,675	$10,160	$659,207	$669,367	$11

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During each of the three and nine months ended September 30, 2025, there were no loan modifications of financial significance. During each of the three and nine months ended September 30, 2025, there was one SBA 7(a) loan modification with an outstanding balance of $798,000, or 0.13% of total loans, for an interest rate reduction. There were no loans that were modified due to the borrowers experiencing financial difficulty in the preceding twelve months that were past due or in non-accrual status.

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

There were no collateral-dependent loans as of September 30, 2025. The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2024:

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

The following table summarizes the amortized cost basis of loans by year of origination and internal ratings as of September 30, 2025:

	Term Loans by Origination Year						Revolving
(In thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial and industrial
Pass	$17,294	$10,072	$8,633	$17,115	$12,212	$11,221	$3,297	$79,844
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	676	281	1,907	-	2,864
Doubtful	-	-	-	-	-	63	-	63
Total	$17,294	$10,072	$8,633	$17,791	$12,493	$13,191	$3,297	$82,771
Current period gross write-offs	$-	$-	$-	$16	$-	$-	$-	$16
Consumer installment
Pass	$23	$8	$91	$60	$148	$80	$40	$450
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$23	$8	$91	$60	$148	$80	$40	$450
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- residential
Pass	$-	$1,854	$2,032	$3,106	$2,010	$798	$-	$9,800
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,854	$2,032	$3,106	$2,010	$798	$-	$9,800
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate–- commercial
Pass	$8,345	$15,539	$11,211	$11,437	$6,962	$22,812	$-	$76,306
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,504	-	-	148	-	1,652
Doubtful	-	-	-	-	-	-	-	-
Total	$8,345	$15,539	$12,715	$11,437	$6,962	$22,960	$-	$77,958
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Real estate – construction/land
Pass	$3,701	$31,801	$3,676	$1,205	$-	$-	$-	$40,383
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	9,391	-	-	-	9,391
Substandard	-	-	2,404	5,566	3,597	-	-	11,567
Doubtful	-	-	-	-	-	-	-	-
Total	$3,701	$31,801	$6,080	$16,162	$3,597	$-	$-	$61,341
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
SBA 7(a)
Pass	$100,745	$132,094	$58,090	$38,011	$37,491	$43,084	$-	$409,515
Pass-watch	-	1,568	-	-	-	-	-	1,568
Special mention	731	1,222	-	456	-	-	-	2,409
Substandard	425	1,364	2,620	1,261	757	1,709	-	8,136
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$101,901	$136,248	$60,710	$39,728	$38,248	$44,793	$-	$421,628
Current period gross write-offs	$-	$734	$-	$482	$-	$166	$106	$1,488
SBA 504
Pass	$3,935	$14,663	$24,495	$10,265	$2,466	$17,494	$-	$73,318
Pass-watch	-	-	-	4,930	-	-	-	4,930
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	7,296	636	-	7,932
Doubtful	-	-	-	-	-	-	-	-
Total	$3,935	$14,663	$24,495	$15,195	$9,762	$18,130	$-	$86,180
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
USDA
Pass	$1,926	$-	$-	$-	$-	$786	$-	$2,712
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	924	-	-	-	924
Doubtful	-	-	-	-	-	-	-	-
Total	$1,926	$-	$-	$924	$-	$786	$-	$3,636
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Factored Receivables
Pass	$36,154	$-	$-	$-	$-	$-	$-	$36,154
Pass-watch	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$36,154	$-	$-	$-	$-	$-	$-	$36,154
Current period gross write-offs	$295	$46	$26	$-	$-	$-	$-	$367
Total
Pass	$172,123	$206,031	$108,228	$81,199	$61,289	$96,275	$3,337	$728,482
Pass-watch	-	1,568	-	4,930	-	-	-	6,498
Special mention	731	1,222	-	9,847	-	-	-	11,800
Substandard	425	1,364	6,528	8,427	11,931	4,400	-	33,075
Doubtful	-	-	-	-	-	63	-	63
Loss	-	-	-	-	-	-		-
Total	$173,279	$210,185	$114,756	$104,403	$73,220	$100,738	$3,337	$779,918
Current period gross write-offs	$295	$780	$26	$498	$-	$166	$106	$1,871

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

The following table details activity in the allowance for credit losses for loans by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA & USDA	Factored Receivables	Total
Three months ended September 30, 2025
Beginning Balance	$2,616	$16	$101	$812	$230	$6,670	$303	$10,748
Provision for credit losses	15	-	38	265	18	1,139	388	1,863
Charge-offs	-	-	-	-	-	(85)	(135)	(220)
Recoveries	1	-	-	-	-	42	17	60
Net charge-offs	1	-	-	-	-	(43)	(118)	(160)
Ending balance	$2,632	$16	$139	$1,077	$248	$7,766	$573	$12,451

September 30, 2024
Beginning Balance	$2,434	$14	$90	$682	$188	$4,225	$643	$8,276
Provision for credit losses	(167)	1	7	55	(62)	633	-	467
Charge-offs	(4)	-	-	-	-	-	(111)	(115)
Recoveries	-	-	-	-	-	23	85	108
Net charge-offs	(4)	-	-	-	-	23	(26)	(7)
Ending balance	$2,263	$15	$97	$737	$126	$4,881	$617	$8,736

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA & USDA	Factored Receivables	Total
Nine months ended September 30, 2025
Beginning Balance	$2,418	$19	$91	$820	$115	$5,171	$549	$9,183
Provision for credit losses	186	(3)	48	257	133	3,871	310	4,802
Charge-offs	(16)	-	-	-	-	(1,488)	(367)	(1,871)
Recoveries	44	-	-	-	-	212	81	337
Net charge-offs	28	-	-	-	-	(1,276)	(286)	(1,534)
Ending balance	$2,632	$16	$139	$1,077	$248	$7,766	$573	$12,451

September 30, 2024
Beginning Balance	$2,495	$18	$71	$616	$143	$2,503	$462	$6,308
Provision for credit losses	(228)	(3)	26	121	(17)	2,381	582	2,862
Charge-offs	(4)	-	-	-	-	(56)	(680)	(740)
Recoveries	-	-	-	-	-	53	253	306
Net charge-offs	(4)	-	-	-	-	(3)	(427)	(434)
Ending balance	$2,263	$15	$97	$737	$126	$4,881	$617	$8,736

Management continues to closely monitor for credit quality changes resulting from the ongoing economic uncertainty caused by, among other factors, the prolonged elevated market interest rate environment, employment data in recent periods, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

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

We recognize our operating leases on our consolidated balance sheet. Right-of-use assets represent our right to utilize the underlying asset during the lease term, while lease liability represents the obligation to make periodic lease payments over the life of the lease. As of September 30, 2025 and December 31, 2024, right-of-use assets totaled $4.2 million and $1.9 million, respectively, and are reported as other assets on our accompanying consolidated balance sheets. The related lease liabilities as of September 30, 2025 and December 31, 2024 totaled $4.3 million and $2.0 million, respectively, and are reported in other liabilities on our accompanying consolidated balance sheets. As of September 30, 2025, the weighted average remaining lease term is one hundred-seven (107) months, and the weighted average discount rate is 4.49%.

As of September 30, 2025, the minimum rental commitments under these non-cancelable operating leases as of September 30, 2025 through 2037 were as follows:

(In thousands)
2025	$193
2026	188
2027	678
2028	639
2029	622
Thereafter	3,234
Total minimum rental payments	5,554
Less: Interest	(1,276)
Present value of lease liabilities	$4,278

The Company currently receives rental income from seven tenants in its headquarters building for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases as of September 30, 2025 through 2031 were as follows:

(In thousands)
2025	$101
2026	318
2027	238
2028	124
2029	66
Thereafter	86
Total minimum rental payments	$933

Note 5. Goodwill and Core Deposit Intangible

Goodwill and core deposit intangible assets were as follows as of the dates indicated:

(In thousands)	September 30, 2025	December 31, 2024
Goodwill	$21,440	$21,440
Core deposit intangible, net	-	149

Core deposit intangible is amortized on a straight-line basis over the initial estimated lives of the deposits, which range from five (5) to twelve (12) years. The core deposit intangible amortization totaled $53,000 for each of the three months ended September 30, 2025 and 2024, and $149,000 and $158,000 for the nine months ended September 30, 2025 and 2024, respectively.

The carrying basis and accumulated amortization of the core deposit intangible as of September 30, 2025 and December 31, 2024 were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Gross carrying basis	$1,708	$1,708
Accumulated amortization	(1,708)	(1,559)
Net carrying amount	$-	$149

The core deposit intangible is included in other assets, which fully amortized in September 2025.

Note 6. Deposits

Deposits were as follows as of the dates indicated:

	September 30, 2025		December 31, 2024
(In thousands, except percentages)	Balance	% of Total Deposits	Balance	% of Total Deposits
Non-interest bearing demand	$71,418	8%	$63,130	9%
Interest-bearing demand (NOW)	5,449	1	4,903	1
Money market accounts	174,922	19	154,316	21
Savings accounts	6,048	1	5,715	1
Time deposits	654,071	71	483,083	68
Total	$911,908	100%	$711,147	100%

The aggregate amount of demand deposit overdrafts that have been reclassified as loans as of September 30, 2025 and December 31, 2024 was insignificant.

Note 7. Borrowed Funds and Subordinated Notes

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $63.3 million and secured by commercial loans. The Company regularly determines its borrowing needs and utilizes overnight advances accordingly at varying terms. The Company had no borrowings with the FHLB as of September 30, 2025 and $10.0 million of borrowings with the FHLB as of December 31, 2024 with an interest rate of 4.649%, all of which was repaid on January 7, 2025.

The Company also has a credit line with the FRB with borrowing capacity of $39.7 million and secured by commercial loans. There were no borrowings under this line from the FRB as of each of September 30, 2025 and December 31, 2024.

As of each of September 30, 2025 and December 31, 2024, TBI had outstanding subordinated notes for $8.0 million issued in 2017 (the “2017 Notes”) bearing an interest rate of three-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due. As of September 30, 2025 and December 31, 2024, the interest rate on the 2017 Notes was 9.71% and 10.03%, respectively. TBI also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of September 30, 2025 and December 31, 2024, the interest rate on the 2018 Note was 8.93% and 9.26%, respectively. Each of the 2017 Notes and the 2018 Note are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

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

The amount of employer contributions charged to expense under the two plans was $166,000 and $671,000 for the three and nine months ended September 30, 2025, respectively, and $169,000 and $630,000 for the three and nine months ended September 30, 2024, respectively, and is included in salaries and employee benefits on the consolidated statements of income. There was no accrual payable to either plan as of September 30, 2025 and December 31, 2024.

Note 9. Income Taxes

Income tax expense was approximately $1.6 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, compared to $952,000 and $2.7 million for the three and nine months ended September 30, 2024, respectively. The Company’s effective income tax rate was 22.2% and 22.4% for the three and nine months ended September 30, 2025, respectively, compared to 16.7% and 19.5% for the three and nine months ended September 30, 2024, respectively. The effective tax rate is affected by the income tax effects of nondeductible expenses related to stock options, among other things.

Net deferred tax assets totaled $1.9 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively.

The Company files U.S. federal and state income tax returns.

Note 10. Stock Compensation Plans

The Company’s board of directors and shareholders adopted the Amended and Restated Tectonic Financial, Inc. 2017 Equity Incentive Plan (“Plan”). The Plan is administered by the compensation committee of the Company’s board of directors and authorizes the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants in order to promote the success of the Company’s business. Incentive stock options may be granted only to employees of the Company, or a parent or subsidiary of the Company. The Company reserved 750,000 authorized shares of common stock for the Plan. The term of each option is no longer than 10 years from the date of the grant. At September 30, 2025, the Company had 365,000 authorized shares of common stock remaining available for future grants under the Plan.

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

The number of option shares outstanding was 67,500 at each of September 30, 2025 and December 31, 2024, and the weighted average exercise price at each of September 30, 2025 and December 31, 2024 was $5.23. The weighted average contractual life of the stock awards as of September 30, 2025 and December 31, 2024 were 1.62 years and 2.37 years, respectively. Stock options outstanding at the end of the period had immaterial aggregate intrinsic values. The weighted-average grant date fair value of the options at each of September 30, 2025 and December 31, 2024 was $1.90.

As of September 30, 2025 and December 31, 2024, all stock options outstanding were vested, and there was no remaining unrecognized compensation cost.

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

As of each of September 30, 2025 and December 31, 2024, 89,000 awarded units of restricted stock were outstanding, and the grant date fair value was $4.81. During the year ended December 31, 2024, 64,000 units awarded became vested and shares were issued. The weighted average contractual life as of September 30, 2025 and December 31, 2024 was 2.36 years and 3.11 years, respectively. The Company is recording compensation expense on a straight-line basis over the respective vesting periods. For the three and nine months ended September 30, 2025, the Company recorded salaries and employee benefits expense on our consolidated statements of income of $28,000 and $84,000, respectively, and $21,000 and $63,000 for the three and nine months ended September 30, 2024, respectively, related to the restricted stock awards. As of September 30, 2025 and December 31, 2024, there was $276,000 and $360,000, respectively, of unrecognized compensation cost related to the restricted stock awards.

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

The Company records an allowance for credit losses for off-balance sheet credit exposures through a charge to provision for credit losses on the Company’s consolidated statements of income. The following table summarizes loan commitments as of the dates indicated:

(In thousands)	September 30, 2025	December 31, 2024
Undisbursed loan commitments	$58,354	$72,343
Standby letters of credit	135	162
Total	$58,489	$72,505

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

The following table details activity in the allowance for credit losses for off-balance-sheet commitments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$211	$374	$458	$192
Provision (reversal of provision) for off-balance sheet credit losses	140	139	(107)	321
Ending balance	$351	$513	$351	$513

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

The Company, through its wholly owned subsidiary Sanders Morris, has uncommitted financing arrangements with clearing brokers that finance its customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial reporting purposes, Sanders Morris has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. Sanders Morris is required to maintain certain cash or securities on deposit with its clearing brokers. Deposits with clearing organizations were $250,000 at each of September 30, 2025 and December 31, 2024.

Note 12. Related Parties

Advisors’ service agreements: In January 2006, the Company entered into a services agreement (the “Tectonic Advisors-CWA Services Agreement”) with Cain Watters. The owners of Cain Watters together hold approximately 29.5% ownership in the Company. Under the Tectonic Advisors-CWA Services Agreement, Cain Watters pays the Company for due diligence and research services on investment alternatives available to Cain Watters’ clients. The Company recognized expense of $16,000 and $27,000 during the three and nine months ended September 30, 2025, respectively, and $93,000 and $214,000 during the three and nine months ended September 30, 2024, respectively, under the Tectonic Advisors-CWA Services Agreement. These fees are included in investment advisory and other related services in the accompanying consolidated statements of income. In a given period, fees are received from custodians by both Cain Watters and Tectonic Advisors under the various agreements, and at times, these amounts are in excess of amounts payable under the Tectonic Advisors-CWA Services Agreement, such that amounts may be payable back to Cain Watters. The Company had $341,000 and $309,000 in fees payable related to these services at September 30, 2025 and December 31, 2024, respectively, which are included in other liabilities and other assets, respectively, on the consolidated balance sheets.

CWA Fee Allocation Agreement: In January 2006, Tectonic Advisors entered into an agreement (the “Fee Allocation Agreement”) with Cain Watters with reference to its advisory agreement with the Bank. Tectonic Advisors had $233,000 and $231,000 payable to Cain Watters related to this agreement at September 30, 2025 and December 31, 2024, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $4.3 million and $7.0 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor. There were no loans outstanding to directors of the Bank or their affiliated companies as of each of September 30, 2025 and December 31, 2024.

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

The Basel III minimum capital ratio requirements and additional capital conservation buffers as applicable to the Company and the Bank as of September 30, 2025 are summarized in the table below.

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

Accordingly, a financial institution may be considered “well-capitalized” under the FDIC’s prompt corrective action framework, but not satisfy the buffered Basel III capital ratios. As of September 30, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

The regulatory capital ratios of the Company, on a consolidated basis, and the Bank, on a bank-only basis, are as follows as of the dates indicated:

	Actual		Minimum Capital Required–- Basel III		Required to be Considered Well Capitalized
(In thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$106,489	17.24%	$64,860	10.50%	$61,772	10.00%
T Bank, N.A. (bank only)	107,628	17.51	64,522	10.50	61,450	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	98,642	15.97	52,506	8.50	49,417	8.00
T Bank, N.A. (bank only)	99,883	16.25	52,232	8.50	49,160	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	81,392	13.18	43,240	7.00	40,151	6.50
T Bank, N.A. (bank only)	99,883	16.25	43,015	7.00	39,942	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	98,642	9.68	40,762	4.00	50,953	5.00
T Bank, N.A. (bank only)	99,883	9.88	40,441	4.00	50,551	5.00

As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	$100,559	17.65%	$59,823	10.50%	$56,974	10.00%
T Bank, N.A. (bank only)	100,615	17.88	59,094	10.50	56,280	10.00
Tier 1 Capital (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	93,406	16.39	48,428	8.50	45,579	8.00
T Bank, N.A. (bank only)	93,548	16.62	47,838	8.50	45,024	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Tectonic Financial, Inc. (consolidated)	76,156	13.37	39,882	7.00	37,033	6.50
T Bank, N.A. (bank only)	93,548	16.62	39,396	7.00	36,582	6.50
Tier 1 Capital (to Average Assets)
Tectonic Financial, Inc. (consolidated)	93,406	11.32	33,006	4.00	41,258	5.00
T Bank, N.A. (bank only)	93,548	11.46	32,665	4.00	40,832	5.00

Dividend Restrictions. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared (including those on the Series A preferred stock) would cause the regulatory capital of the Bank and/or the Company to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of September 30, 2025, approximately $23.8 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well-capitalized” status. In addition, as a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

A third category, HoldCo and Other, is included in the tabular format below. The activity in the HoldCo and Other category was disclosed as a reportable segment prior to September 30, 2024, but the Company has determined that the activity does not constitute a reportable segment and will be presented as the HoldCo and Other category going forward. The allocation of income and expenses to what is now referenced as the HoldCo and Other category has not changed and it is the same activity formerly presented in the HoldCo segment, which includes the operations of the Bank’s holding company T Bancshares, as well as certain activities of the financial holding company which serves as T Bancshares’s parent. T Bancshares activity consists only of the subordinated debt that it holds. The parent company’s principal activities include the direct ownership of T Bancshares and the non-banking subsidiaries, and the issuance of equity. The principal source of revenue of the HoldCo and Other category is dividends from our subsidiaries. Expenses that are directly attributable to the Company’s Banking and Other Financial Services segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment, are allocated as such. The Company makes considerable investments in shared services that benefit the entire organization, and these expenses are allocated to the HoldCo and Other category. The Company allocates such expenses to the HoldCo and Other category in order for the Company’s chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.

Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data.

The tables below present the financial information for each segment that is specifically identifiable, or based on allocations using internal methods, as well as for the HoldCo and Other category for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Three Months Ended September 30, 2025
Income Statement
Total interest income	$20,402	$-	$-	$20,402
Total interest expense	9,049	-	295	9,344
Provision for credit losses	2,003	-	-	2,003
Net interest income (loss) after provision for credit losses	9,350	-	(295)	9,055
Non-interest income	395	11,591	-	11,986
Salaries and employee benefits	3,886	4,204	1,105	9,195
All other non-interest expense	1,964	2,531	292	4,787
Income (loss) before income tax	$3,895	$4,856	$(1,692)	$7,059

Goodwill and other intangibles	$19,090	$2,350	$-	$21,440
Total assets	$1,045,735	$17,729	$373	$1,063,837

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Nine Months Ended September 30, 2025
Income Statement
Total interest income	$56,445	$-	$-	$56,445
Total interest expense	25,328	-	878	26,206
Provision for credit losses	4,695	-	-	4,695
Net interest income (loss) after provision for credit losses	26,422	-	(878)	25,544
Non-interest income	1,105	35,150	-	36,255
Salaries and employee benefits	11,817	13,917	3,266	29,000
All other non-interest expense	5,768	7,583	1,113	14,464
Income (loss) before income tax	$9,942	$13,650	$(5,257)	$18,335

Goodwill and other intangibles	$19,090	$2,350	$-	$21,440
Total assets	$1,045,735	$17,729	$373	$1,063,837

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Three Months Ended September 30, 2024
Income Statement
Total interest income	$16,788	$-	$-	$16,788
Total interest expense	8,090	-	325	8,415
Provision for credit losses	606	-	-	606
Net interest income (loss) after provision for credit losses	8,092	-	(325)	7,767
Non-interest income	646	10,530	-	11,176
Salaries and employee benefits	4,102	3,984	814	8,900
All other non-interest expense	1,606	2,399	346	4,351
Income (loss) before income tax	$3,030	$4,147	$(1,485)	$5,692

Goodwill and other intangibles	$19,291	$2,350	$-	$21,641
Total assets	$833,796	$13,164	$543	$847,503

(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Nine Months Ended September 30, 2024
Income Statement
Total interest income	$46,713	$-	$-	$46,713
Total interest expense	22,435	-	969	23,404
Provision for credit losses	3,184	-	-	3,184
Net interest income (loss) after provision for credit losses	21,094	-	(969)	20,125
Non-interest income	1,398	31,018	-	32,416
Salaries and employee benefits	11,611	12,355	2,467	26,433
All other non-interest expense	4,385	7,033	1,090	12,508
Income (loss) before income tax	$6,496	$11,630	$(4,526)	$13,600

Goodwill and other intangibles	$19,291	$2,350	$-	$21,641
Total assets	$833,796	$13,164	$543	$847,503

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

The following table summarizes securities available for sale measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as of the dates indicated:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2025
Securities available for sale:
U.S. government agencies	$-	$13,428	$-	$13,428
Mortgage-backed securities	-	8,403	-	8,403

As of December 31, 2024
Securities available for sale:
U.S. government agencies	$-	$13,864	$-	$13,864
Mortgage-backed securities	-	6,416	-	6,416

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. During the three and nine months ended September 30, 2025 and 2024, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for credit losses. Additionally, foreclosed assets which, subsequent to their initial recognition, are re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, are re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. During the three and nine months ended September 30, 2025, the Company foreclosed on one SBA 7(a) loan for $773,000, which is reported at fair value of $1.1 million as of September 30, 2025. As of December 31, 2024, there were no foreclosed assets. There were no foreclosed assets remeasured subsequent to foreclosure during each of the three and nine months ended September 30, 2025 and 2024.

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

The Company adds a servicing asset when loans are sold and the servicing is retained, and uses the amortization method for the treatment of the servicing asset. The servicing asset is carried at lower of cost or fair value. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. During the three and nine months ended September 30, 2025, there were no sales of loans. For the three and nine months ended September 30, 2024, the Company added servicing assets totaling $63,000 in connection with the sale of a $3.8 million SBA 7(a) loan. For the nine months ended September 30, 2025, the Company recorded a $15,000 provision to the allowance for servicing assets. No provision was recorded for the three months ended September 30, 2025. For the nine months ended September 30, 2024, the Company reversed $38,000 of valuation allowance for the servicing assets, which was recorded during the three months ended March 31, 2024.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows as of the dates indicated:

	September 30, 2025
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$163,966	$163,966
Level 2 inputs:
Securities available for sale	21,831	21,831
Securities, restricted	2,598	2,598
Loans held for sale	35,031	37,580
Accrued interest receivable	6,351	6,351
Level 3 inputs:
Securities held to maturity	21,805	19,876
Loans, net	767,467	763,411
Servicing asset	211	211
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	71,418	71,418
Level 2 inputs:
Interest bearing deposits	840,490	844,809
Borrowed funds and subordinated debt	12,000	12,000
Accrued interest payable	1,365	1,365

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$63,723	$63,723
Level 2 inputs:
Securities available for sale	20,280	20,280
Securities, restricted	4,284	4,284
Loans held for sale	46,980	51,013
Accrued interest receivable	5,234	5,234
Level 3 inputs:
Securities held to maturity	22,644	20,702
Loans, net	660,184	664,290
Servicing asset	297	297
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	63,130	63,130
Level 2 inputs:
Interest bearing deposits	648,017	651,533
Borrowed funds and subordinated debt	22,000	22,000
Accrued interest payable	1,248	1,248

Note 16. Recent Accounting Pronouncements

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 will be effective for our annual consolidated financial statements for the year ended December 31, 2025.

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

ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides all entities, when developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under ASC Topic 606 - Revenue from Contracts with Customers, a practical expedient whereby entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 will be effective in 2026 and is not expected to have a significant impact on our consolidated financial statements.

ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-06 will be effective in 2028 and is not expected to have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Form 10-Q”), as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

Cautionary Notice Regarding Forward-Looking Statements

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our current views, expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2024 Form 10-K, including, but not limited to, the following:

●	Slower economic growth rates or potential recession in the United States and our market areas, and its impact on our borrowers, particularly U.S. Small Business Administration (“SBA”) loan borrowers, who may be particularly vulnerable during economic downturns;

●	risks associated with generating most of our loan growth and having most of our loan portfolio in SBA loans, which have higher default rates and credit losses than traditional commercial loans;

●	risks associated with our recent CEO transition at the Bank, which is our largest operating subsidiary;

●	the impacts related to or resulting from uncertainty in the banking industry as a whole;

●	liquidity risks, including those related to having enough liquid assets to meet depositor demands;

●	risks associated with generating deposits from retail sources without a branch network so that we can fund our loan portfolio and growth;

●	risks associated with higher cost deposits relative to our peer group, which has an impact on our net interest margin and profits;

●	increased competition for deposits among traditional and nontraditional financial services companies, and related changes in deposit customer behavior;

●	risks associated with the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

●	the adequacy of the allowance for credit losses;

●	changes in market interest rates, which could negatively impact our borrowers, many of which have loans with a rate of interest that adjusts based on changes in short-term rates (which are influenced by inflation);

●	fluctuation in the value of our investment securities;

●	changes in the economy generally and the regulatory response thereto;

●	adverse changes in customer spending, borrowing and savings habits;

●	changes in the economy of the State of Texas, our primary market;

●	changes in unemployment rates in the United States and our market areas;

●	risks associated with implementing aspects of our expansion strategy, whether through additional services and products or acquisitions;

●	the need to hold more capital in order to comply with consolidated capital ratios;

●	our ability to raise additional capital, particularly during times of stress;

●	competition from other banks, financial institutions and wealth and investment management firms and our ability to retain our clients;

●	risks associated with having one referral source, Cain Watters & Associates, LLC (“Cain Watters”), comprise a substantial part of our business;

●	our reliance on key personnel and the ability to attract and retain the personnel necessary to implement our business plan;

●	risks specific to commercial loans and borrowers (particularly dental and SBA loans), including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;

●	our ability to continue to originate loans (including SBA loans);

●	impairment of our goodwill or other intangible assets;

●	claims and litigation pertaining to our fiduciary responsibilities;

●	generating investment returns for our wealth management, brokerage and other customers that are satisfactory to them;

●	our ability to manage our credit risk;

●	regulatory scrutiny related to our loan portfolio, including commercial real estate;

●	the earnings capacity of our borrowers;

●	our inability to identify and address potential conflicts of interest;

●	our ability to maintain effective internal control over financial reporting;

●	the accuracy of estimates and assumptions;

●	the development of an active, liquid market for the Series B preferred stock;

●	the soundness of other counterparty financial institutions and certain securities brokerage firms;

●	technological change in the banking, investment, brokerage and insurance industry;

●	our ability to protect against and manage fraudulent activity and cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our information security systems or infrastructure, or those of our third-party vendors or other service providers, and identify theft;

●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;

●	natural disasters, severe weather, acts of god, acts of war or terrorism, geopolitical instability, public health outbreaks (such as epidemics and pandemics), other international or domestic calamities, and other events beyond our control, including as a result of the policies of the current U.S. presidential administration or Congress;

●	the effects of terrorism and acts of war or threat thereof;

●	environmental liabilities;

●	legislative changes or the adoption of tax reform policies;

●	a deterioration of the credit rating for United States long-term sovereign debt or the impact of uncertain or changing political conditions, including federal government shutdowns and uncertainty regarding United States fiscal debt, deficit and budget matters;

●	political instability and the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on the Company and its customers;

●	compliance with laws and regulations of the financial services industry, supervisory actions, capital requirements, the Bank Secrecy Act, anti-money laundering laws, consumer laws, and other statutes and regulations;

●	regulation of broker-dealers and investment advisors;

●	the enactment of regulations relating to privacy, information security and data protection;

●	legal and regulatory examinations, proceedings, investigations and inquiries, fines and sanctions;

●	future issuances of preferred stock or debt securities and its impact on the Series B preferred stock;

●	our ability to manage our existing and future preferred stock and indebtedness;

●	our ability to pay dividends;

●	the continuation of securities analysts coverage of the company;

●	our management and board of directors have significant control over our business;

●	risks related to being a “controlled company” under applicable Nasdaq rules;

●	the costs and expenses of being a public company; and

●	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Trump administration.

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

The following discussion and analysis presents our consolidated financial condition as of September 30, 2025 and December 31, 2024, and our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in the audited financial statements in our 2024 Form 10-K.

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

Our reportable segments are Banking and Other Financial Services. Our Banking segment encompasses both commercial and consumer banking services, as well as factoring services through the Bank’s Integra division. Our Other Financial Services segment includes the activities of Tectonic Advisors, Sanders Morris, the Bank’s trust division, which includes Nolan, and HWG. A third category, HoldCo and Other, includes the Bank’s immediate parent, T Bancshares, and related subordinated debt, as well as operations of the financial holding company that serves as parent for the group overall.

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

Performance Summary

Net income available to common shareholders increased $805,000, or 19.2%, to $5.0 million for the three months ended September 30, 2025, compared to $4.2 million for the three months ended September 30, 2024. Earnings per diluted common share were $0.73 and $0.58 for the three months ended September 30, 2025 and 2024, respectively. Net income available to common shareholders increased $3.1 million, or 32.3%, to $12.7 million for the nine months ended September 30, 2025, compared to $9.6 million for the nine months ended September 30, 2024. Earnings per diluted common share were $1.85 and $1.33 for the nine months ended September 30, 2025 and 2024, respectively. The increase in net income available to common shareholders for the three months ended September 30, 2025 was primarily the result of a $2.7 million increase in net interest income, a $810,000 increase in non-interest income and a $50,000 decrease in dividends on the Company’s outstanding preferred stock, partly offset by a $731,000 increase in non-interest expense, a $1.4 million increase in the provision for credit losses and a $612,000 increase in income tax expense. The increase in net income available to common shareholders for the nine months ended September 30, 2025 was primarily the result of a $6.9 million increase in net interest income and a $3.8 million increase in non-interest income, partly offset of a $4.5 million increase in non-interest expense, a $1.5 million increase in the provision for credit losses, a $1.5 million increase in income tax expense and a $169,000 increase in dividends on the Company’s outstanding preferred stock. Details of the changes in the various components of net income are discussed below.

For the three months ended September 30, 2025, annual return on average assets was 2.10%, compared to 2.29% for the same period in the prior year, and annual return on average equity was 18.74%, compared to 16.89% for the same period in the prior year. For the nine months ended September 30, 2025, annual return on average assets was 1.97%, compared to 1.87% for the same period in the prior year, and annual return on average equity was 22.95%, compared to 18.35% for the same period in the prior year.

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, this Form 10-Q contains financial information determined by methods other than in accordance with GAAP, which includes return on average tangible common equity. We calculate return on average tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by average tangible common equity. We calculate average tangible common equity as average shareholders’ equity less average goodwill, average core deposit intangible and average preferred stock. The most directly comparable GAAP financial measure for tangible common equity is average total shareholders’ equity. We believe that, from time to time, these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance, provide additional understanding of ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and changes in the periods presented without the impact of items or events that may obscure trends in our underlying performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, there may be limits in the usefulness of these measures to investors. Investors should understand how such other banking organizations calculate their financial measures similar to, or with names like, the non-GAAP financial measures we have discussed in this Form 10-Q when comparing such non-GAAP financial measures. As a result, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, measures and ratios prepared in accordance with GAAP. Moreover, the way we calculate the non-GAAP financial measures that we discuss in this Form 10-Q may differ from that of other companies reporting measures with similar names.

The following table presents non-GAAP reconciliations of annual return on average tangible common equity as of and for the periods indicated:

(Dollars in thousands)	As of and for the Three Months Ended September 30, 2025	As of and for the Three Months Ended September 30, 2024	As of and for the Nine Months Ended September 30, 2025	As of and for the Nine Months Ended September 30, 2024
Income available to common shareholders (a)	$5,002	$4,197	$12,731	$9,628

Average shareholders’ equity	$116,329	$111,633	$112,945	$109,049
Less: average goodwill	21,440	21,440	21,440	21,440
Less: average core deposit intangible	26	236	78	288
Less: average preferred stock	17,250	17,250	17,250	17,250
Average tangible common equity (b)	$77,613	$72,707	$74,177	$70,071
Annual return on average tangible common equity (a)/(b)	25.57%	22.96%	22.95%	18.35%

Total assets increased $200.5 million, or 23.2%, to $1.1 billion as of September 30, 2025, from $863.4 million as of December 31, 2024. This increase during the nine months ended September 30, 2025 was primarily due to increases of $107.3 million in loans held for investment, $100.7 million in interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and $4.5 million in other assets, partly offset by a $11.9 million decrease in loans held for sale.

Shareholders’ equity increased $5.8 million, or 5.1%, to $119.2 million as of September 30, 2025, from $113.4 million as of December 31, 2024. See the analysis of shareholders’ equity in the section captioned “Capital Resources and Regulatory Capital Requirements” included below.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

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

Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025 vs September 30, 2024
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(227)	$489	$262
Securities	8	(24)	(16)
Loans, net of unearned discount (1)	(597)	3,965	3,368
Total earning assets	(816)	4,430	3,614

Savings and interest-bearing demand	1	1	2
Money market deposit accounts	(348)	197	(151)
Time deposits	(957)	2,299	1,342
FHLB advances and other borrowings	(10)	(224)	(234)
Subordinated notes	(30)	-	(30)
Total interest-bearing liabilities	(1,344)	2,273	929

Changes in net interest income	$528	$2,157	$2,685

(1)	Average loans include non-accrual.

Net interest income increased $2.7 million, or 32.1%, from $8.4 million for the three months ended September 30, 2024 to $11.1 million for the three months ended September 30, 2025. The increase in net interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to increase in the average volume of loans and decrease in average cost of interest-bearing liabilities, partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Net interest margin for the three months ended September 30, 2025 and 2024 was 4.39% and 4.25%, respectively, an increase of 14 basis points over the respective periods.

The average volume of interest-earning assets increased $215.7 million, or 27.5%, from $784.3 million for the three months ended September 30, 2024, to $1.0 billion for the three months ended September 30, 2025. The increase for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 included a $174.5 million, or 27.2%, increase in the average volume of loans and a $43.6 million, or 48.4%, in the average volume of interest-bearing deposits and federal funds sold, partly offset by a $2.4 million, or 4.6%, decrease in securities.

The average yield on interest-earning assets decreased 43 basis points from 8.52% for the three months ended September 30, 2024 to 8.09% for the three months ended September 30, 2025 due to the decreasing market interest rate environment over the respective periods. The average yield for loans decreased 37 basis points from 9.29% for the three months ended September 30, 2024 to 8.92% for the three months ended September 30, 2025. The average yield on interest-bearing deposits and fed funds sold decreased 100 basis points from 5.42% for the three months ended September 30, 2024, to 4.42% for the three months ended September 30, 2025, and the average yield on securities increased 6 basis points from 4.29% for the three months ended September 30, 2024, to 4.36% for the three months ended September 30, 2025.

The average volume of interest-bearing liabilities increased $203.4 million, or 32.2%, from $632.3 million for the three months ended September 30, 2024, to $835.7 million for the three months ended September 30, 2025. The increase for the three months ended September 30, 2025 included a $222.2 million, or 37.1%, increase in the average volume of interest-bearing deposits, partly offset by a $18.8 million, or 89.3%, decrease in the average volume of FHLB advances and other borrowings. The decrease in borrowings is related to a $20.0 million advance from the FRB for the Federal Reserve’s Bank Term Funding Program which was repaid in full in October 2024. The average rate paid on interest-bearing liabilities decreased 85 basis points from 5.29% for the three months ended September 30, 2024 to 4.44% for the three months ended September 30, 2025. The average interest rate paid on interest-bearing deposits decreased 84 basis points from 5.20% for the three months ended September 30, 2024 to 4.36% for the three months ended September 30, 2025. The average volume of non-interest-bearing deposits increased $4,000, or 5.9%, from $64.9 million for the three months ended September 30, 2024 to $68.8 million for the three months ended September 30, 2025. The average cost of FHLB advances and other borrowings decreased 19 basis points from 4.92% for the three months ended September 30, 2024 to 4.73% for the three months ended September 30, 2025 and the average cost of the subordinated debt decreased 102 basis points from 10.77% for the three months ended September 30, 2025 to 9.75% for the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30, 2025 vs September 30, 2024
	Increase (Decrease) Due to Change in
(In thousands)	Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(766)	$(195)	$(961)
Securities	49	(117)	(68)
Loans, net of unearned discount (1)	(2,068)	12,829	10,761
Total earning assets	(2,785)	12,517	9,732

Savings and interest-bearing demand	-	7	7
Money market deposit accounts	(1,000)	731	(269)
Time deposits	(1,993)	5,862	3,869
FHLB advances and other borrowings	(11)	(703)	(714)
Subordinated notes	(92)	1	(91)
Total interest-bearing liabilities	(3,096)	5,898	2,802

Changes in net interest income	$311	$6,619	$6,930

(1)	Average loans include non-accrual.

Net interest income increased $6.9 million, or 29.7%, from $23.3 million for the nine months ended September 30, 2024 to $30.2 million for the nine months ended September 30, 2025. The increase in net interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to increase in the average volume of loans and decrease in average cost of interest-bearing liabilities, partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Net interest margin for the nine months ended September 30, 2025 and 2024 was 4.37% and 4.20%, respectively, an increase of 17 basis points.

The average volume of interest-earning assets increased $183.8 million, or 24.8%, from $740.8 million for the nine months ended September 30, 2024, to $924.6 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2025 included a $193.4 million, or 32.8%, increase in the average volume of loans, partly offset by a $6.0 million, or 6.0%, decrease in the average volume of interest-bearing deposits and federal funds sold and a $3.6 million, or 6.8%, decrease in securities.

The average yield on interest-earning assets decreased 26 basis points from 8.42% for the nine months ended September 30, 2024 to 8.16% for the nine months ended September 30, 2025. The average yield for loans decreased 45 basis points from 9.29% for the nine months ended September 30, 2024 to 8.84% for the nine months ended September 30, 2025. The average yield on interest-bearing deposits and fed funds sold decreased 102 basis points from 5.47% for the nine months ended September 30, 2024 to 4.45% for the nine months ended September 30, 2025, and the average yield on securities increased 14 basis points from 4.29% for the nine months ended September 30, 2024 to 4.43% for the nine months ended September 30, 2025.

The average volume of interest-bearing liabilities increased $173.4 million, or 29.3%, from $592.7 million for the nine months ended September 30, 2024, to $766.1 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2025 included a $193.2 million, or 34.5%, increase in the average volume of interest-bearing deposits, partly offset by a $19.7 million, or 91.6%, decrease in the average volume of FHLB advances and other borrowings. The average rate paid on interest-bearing liabilities decreased 70 basis points from 5.27% for the nine months ended September 30, 2024 to 4.57% for the nine months ended September 30, 2025. The average interest rate paid on interest-bearing deposits decreased 68 basis points from 5.17% for the nine months ended September 30, 2024 to 4.49% for the nine months ended September 30, 2025. The average volume of non-interest-bearing deposits increased $1,000, or 2.0%, from $66.1 million for the nine months ended September 30, 2024 to $67.4 million for the nine months ended September 30, 2025. The average cost of FHLB advances and other borrowings decreased 7 basis points from 4.92% for the nine months ended September 30, 2024 to 4.85% for the nine months ended September 30, 2025 and the average cost of the subordinated debt decreased 101 basis points from 10.79% for the nine months ended September 30, 2024 to 9.78% for the nine months ended September 30, 2025.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025			2024
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$133,735	$1,490	4.42%	$90,116	$1,228	5.42%
Securities	49,368	542	4.36	51,723	558	4.29
Loans, net of unearned discount (1)	816,935	18,370	8.92	642,450	15,002	9.29
Total earning assets	1,000,038	20,402	8.09	784,289	16,788	8.52
Cash and other assets	50,096			48,579
Allowance for credit losses	(10,764)			(8,282)
Total assets	$1,039,370			$824,586
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$11,099	14	0.50%	$10,100	12	0.47%
Money market deposit accounts	169,541	1,812	4.24	151,627	1,963	5.15
Time deposits	640,824	7,196	4.46	437,498	5,854	5.32
Total interest-bearing deposits	821,464	9,022	4.36	599,225	7,829	5.20
FHLB advances and other borrowings	2,267	27	4.73	21,114	261	4.92
Subordinated notes	12,000	295	9.75	12,000	325	10.77
Total interest-bearing liabilities	835,731	9,344	4.44	632,339	8,415	5.29
Non-interest-bearing deposits	68,763			64,908
Other liabilities	18,547			15,706
Total liabilities	923,041			712,953
Shareholders’ equity	116,329			111,633
Total liabilities and shareholders’ equity	$1,039,370			$824,586

Net interest income		$11,058			$8,373
Net interest spread			3.65%			3.23%
Net interest margin			4.39%			4.25%

(1)	Includes non-accrual loans.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025			2024
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-bearing deposits and federal funds sold	$92,965	$3,092	4.45%	$98,919	$4,053	5.47%
Securities	48,752	1,614	4.43	52,332	1,682	4.29
Loans, net of unearned discount (1)	782,932	51,739	8.84	589,517	40,978	9.29
Total earning assets	924,649	56,445	8.16	740,768	46,713	8.42
Cash and other assets	49,338			49,158
Allowance for credit losses	(9,787)			(7,129)
Total assets	$964,200			$782,797
Liabilities and Shareholders’ Equity
Savings and interest-bearing demand	$12,186	43	0.47%	$10,189	36	0.47%
Money market deposit accounts	171,018	5,469	4.28	148,350	5,738	5.17
Time deposits	569,117	19,737	4.64	400,612	15,868	5.29
Total interest-bearing deposits	752,321	25,249	4.49	559,151	21,642	5.17
FHLB advances and other borrowings	1,811	79	4.85	21,546	793	4.92
Subordinated notes	12,000	878	9.78	12,000	969	10.79
Total interest-bearing liabilities	766,132	26,206	4.57	592,697	23,404	5.27
Non-interest-bearing deposits	67,360			66,063
Other liabilities	17,763			14,988
Total liabilities	851,255			673,748
Shareholders’ equity	112,945			109,049
Total liabilities and shareholders’ equity	$964,200			$782,797

Net interest income		$30,239			$23,309
Net interest spread			3.59%			3.15%
Net interest margin			4.37%			4.20%

(1)	Includes non-accrual loans.

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

The following table presents the components of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Provision for credit losses related to:
Loans	$1,863	$467	$4,802	$2,862
Off-balance sheet credit exposures	140	139	(107)	322
Total	$2,003	$606	$4,695	$3,184

Provision expense for loans is generally reflective of change in loan volume and mix as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and nine months ended September 30, 2025 was driven by increased loan volume and required specific reserves. The provision for credit losses is a significant factor in the Company’s operating results. See “Allowance for Credit Losses,” below, for further analysis of our provision for credit losses related to loans and management’s assessment of the adequacy of the allowance for credit losses.

Changes in the allowance for off-balance sheet credit exposures are generally driven by the remaining unfunded loan commitments expected to fund loans and to changes in the assumptions to project loss rates.

Non-Interest Income

The components of non-interest income were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Trust income	$2,084	$1,901	$6,004	$5,483
Gain on sale of loans	-	234	-	234
Advisory income	4,795	4,361	13,736	12,419
Brokerage income	2,190	1,770	7,866	5,680
Service fees and other income	2,917	2,910	8,649	8,600
Total	$11,986	$11,176	$36,255	$32,416

Total non-interest income for the three and nine months ended September 30, 2025 increased $810,000, or 7.2%, and $3.8 million, or 11.8%, respectively, compared to the same periods in the prior year. Material changes in the various components of non-interest income are discussed below.

Trust Income. Trust income is earned for trust services on the daily average value of managed and non-managed assets held in custody, and to a lesser extent, on certain periodic and event driven fees charged to trustee and participant directed plans. Volatility in the bond and equity markets impacts the market value of trust assets and the related fees. Trust income for the three and nine months ended September 30, 2025 increased $183,000, or 9.6%, and $521,000, or 9.5%, respectively, compared to the same periods in the prior year. The increase in trust income between the periods is due primarily to an increase in the average value of trust assets over the three and nine months ended September 30, 2025 compared to the same periods in the prior year.

Gain on sale of loans. The gain on sale of loans primarily reflects the gain from the sale of the guaranteed portion of SBA 7(a) and USDA loans originated by the Bank’s SBA lending group. For each the three and nine months ended September 30, 2025, gain on sale of loans decreased $234,000, or 100%, compared to the same periods in the prior year because there were no sales of SBA or USDA loans during each of the three and nine months ended September 30, 2025.

Advisory income. Advisory fees are typically based on a percentage of the underlying average asset values for a given period, where each percentage point represents 100 basis points. These revenues are of a recurring nature, but are directly affected by increases and decreases in the values of the underlying assets. For the three and nine months ended September 30, 2025, advisory income increased $434,000, or 10.0%, and $1.3 million, or 10.6%, respectively, compared to the same periods in the prior year. The increase in advisory income between the two periods is due to increases in advisory assets between the two periods from net inflows and market appreciation of our advisory assets. Similar to our trust income, changes in the value of our assets under management will result in comparable changes in our advisory income. In addition to regulatory action, including the effects of the persistent inflationary pressures in the United States and of elevated market interest rates by the Federal Reserve aimed at tempering such inflationary pressures, volatility related to general economic expectations, as well as supply chain disruptions related to geo-political instability, including the Trump administration’s discussions and actions around tariff policy, federal government shutdowns and the ongoing wars and conflicts in Ukraine and the Middle East, are likely to continue to put pressure on the financial markets and the value of and/or net inflows to our assets under management, potentially decreasing our advisory income.

Brokerage income. Brokerage revenues are generally based on a per share fee or commission to trade a share of a particular stock, bond or other security. In addition, brokerage revenues, in this context, includes private placements, participation in syndication of public offerings, and certain other revenues, including interest earned on margin lending. Brokerage revenue is dependent on the volume of trading, and on private placement and syndication activity during the period, and in the case of margin lending, on asset volumes and interest rates. Brokerage income for the three and nine months ended September 30, 2025, increased $420,000, or 23.7%, and $2.2 million, or 38.5%, respectively, compared to the same periods in the prior year. The majority of the increase was related to an increase of $162,000 and $1.1 million in options commissions during the three and nine months ended September 30, 2025, respectively, combined with increases of $425,000 and $493,000, respectively, in fees from private placements, and increases of $43,000 and $801,000, respectively, in fees from syndicated offerings. In addition, for the three and nine months ended September 30, 2025 interest income from margin participations increased $51,000 and $218,000, respectively, and exchange commissions increased $5,000 and $22,000, respectively. These increases were partially offset by decreases in over-the-counter commissions, federated rebates, bonds, and insurance commissions. Over the counter commissions decreased $86,000 and $284,000 during the three and nine months ended September 30, 2025, respectively, federated rebates decreased $55,000 and $176,000, respectively, and commissions on bond sales decreased $90,000 and $3,000, respectively. There were other individually immaterial increases of $35,000 and $2,000 during the three and nine months ended September 30, 2025, respectively.

The table below reflects a rollforward of our client assets from December 31, 2023 through September 30, 2025, which includes both advisory and brokerage assets, and the inflows and outflows and net market appreciation from December 31, 2023 through September 30, 2025. Our brokerage and advisory assets experienced an increase of approximately $1 billion, or 13.2%, between September 30, 2024 and September 30, 2025, related to positive net flows and market appreciation.

(In thousands)	Client Assets
As of December 31, 2023	$6,889,692
Client inflows	1,252,348
Client outflows	(1,402,216)
Net flows	(149,868)
Market appreciation	962,761
As of September 30, 2024	$7,702,585
Client inflows	336,844
Client outflows	382,515
Net flows	719,359
Market appreciation	(564,509)
As of December 31, 2024	$7,857,435
Client inflows	1,664,471
Client outflows	(1,498,056)
Net flows	166,415
Market appreciation	697,097
As of September 30, 2025	$8,720,947

Service fees and other income. Service fees include fees for deposit-related services, loan servicing, third-party administration fees, and other income. Service fees and other income for the three and nine months ended September 30, 2025 increased $7,000, or 0.2%, and increased $49,000, or 0.6%, respectively, compared to the same periods in the prior year. The primary variance for the three and nine months ended September 30, 2025, is the result of a nominal increase in pension administration fees for the three and nine months ended September 30, 2025, which increased $31,000 and $163,000, respectively. This is due to an increase in the average billing to date, related to an increase in the number of plans that are terminating, which typically involve higher fees, as the Bank’s Nolan division is often preparing a full year and a partial year through the date of the plan termination. In addition, during the three months ended September 30, 2025, consulting fees at Sanders Morris increased $10,000 compared to the same period in the prior year, and during the nine months ended September 30, 2025, rental income increased $10,000 compared to the same period in the prior year. Offsetting these increases, service fees, including loan servicing fees, decreased $10,000 and $85,000, respectively, for the three and nine months ended September 30, 2025, investment interest income at Sanders Morris decreased $17,000 and $33,000, respectively, due to carrying lower average balances in its interest bearing accounts, and consulting fees at Sanders Morris decreased $7,000 for the nine months ended September 30, 2025 and rental income earned in our Banking segment decreased $7,000 for the three months ended September 30, 2025. Other immaterial fluctuations netted to increases of $1,000 for the nine months ended September 30, 2025, compared to the same period in the prior year.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Salaries and employee benefits	$9,195	$8,900	$29,000	$26,433
Occupancy and equipment	536	503	1,613	1,521
Trust expenses	635	669	1,873	1,859
Brokerage and advisory direct costs	587	521	1,872	1,558
Professional fees	569	478	1,681	1,380
Data processing	350	300	1,053	871
Other	2,110	1,880	6,372	5,319
Total	$13,982	$13,251	$43,464	$38,941

Total non-interest expense for the three and nine months ended September 30, 2025 increased $731,000, or 5.5%, and $4.5 million, or 11.6%, respectively, compared to the same periods in the prior year. Material changes in the various components of non-interest expense are discussed below.

Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2025 increased $295,000, or 3.3%, and $2.6 million, or 9.7%, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in compensation and related payroll expenses in our Other Financial Services segment of approximately $220,000 and $1.6 million, respectively. These increases in compensation are generally driven by increases in commission and brokerage fee revenue at Sanders Morris in response to general market conditions and idiosyncratic events. For the three and nine months ended September 30, 2025, these fluctuations drove increases in Sanders Morris incentive bonuses of $3,000 and $664,000, respectively, primarily from options trading activity in our Dallas office of Sanders Morris, and increases in general bonuses and Sanders Morris bonus earnouts of $79,000 and $38,000, respectively. Additionally, there were increases in commissions for the three and nine months ended September 30, 2025, compared to the same periods in the prior year at Sanders Morris of $90,000 and $435,000, respectively, due to increases in brokerage and advisory revenue across Sanders Morris, and increases in salaries of $96,000 and $370,000, respectively, across our Other Financial Services segment due to merit raises and increased headcounts. These increases were offset by decreases of $26,000 and $38,000, respectively, for Sanders Morris independent broker commissions. For the three months ended September 30, 2025, the Other Financial Services segment had decreases in payroll taxes of $11,000 and decreases of $11,000 in insurance and benefits, compared to the same period in the prior year. For the nine months ended September 30, 2025, the Other Financial Services segment had an increase of $69,000 in payroll taxes, an increase of $18,000 in insurance and benefits, and an increase of $6,000 in immaterial expenses.

Salaries and employee benefits in our Banking segment decreased for the three months ended September 30, 2025 by $216,000, primarily due to a decrease in SBA bonuses of $181,000, decreases in payroll taxes of $26,000, and decreases in insurance and benefits of $18,000, partially offset by an increase is contract labor of $12,000, and immaterial miscellaneous increases of $3,000. Salaries and employee benefits in our Banking segment increased for the nine months ended September 30, 2025 by $206,000, primarily due to increases in salaries of $525,000, due to increases in headcount, merit and cost of living, as well as increases in contract labor of $28,000, increases in payroll taxes of $16,000, partially offset by decreases in SBA bonuses of $364,000 and a net immaterial increase of $1,000.

The increases in salaries and employee benefits in our HoldCo and Other category for the three and nine months ended September 30, 2025, are $291,000 and $799,000, respectively, due to an increase in headcount, merit and cost of living increases, as well as increases in insurance benefit premiums, over the same periods in the prior year.

Occupancy and equipment expense. Occupancy and equipment expenses for the three and nine months ended September 30, 2025 increased $33,000, or 6.6%, and $92,000, or 6.0%, respectively, compared to the same periods in the prior year. The increases were related to increases totaling $40,000 and $111,000, respectively, at the Banking segment, primarily due to the Bank facilities expense, which increased $39,000 and $104,000 for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year from increases in facilities repairs and equipment maintenance, as well as increases in lease expense. There were immaterial variances netting to decreases of $7,000 and $13,000 for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year.

Trust expenses. Trust expenses are incurred in our other financial services segment and include advisory fees on the common trust funds managed by the Company based on the value of the assets held in custody. Volatility in the bond and equity markets impacts the market value of trust assets and the related expenses. The monthly advisory fees are assessed based on the market value of assets at month-end. Trust expenses for the three and nine months ended September 30, 2025 decreased $34,000, or 5.1%, and increased $14,000, or 0.8%, respectively, compared to the same periods in the prior year due to fluctuations in the value of trust assets for the three and nine months ended September 30, 2025 compared to the values during the same periods in the prior year.

Brokerage and advisory direct costs. Brokerage and advisory direct costs for the three and nine months ended September 30, 2025 increased $66,000, or 12.7%, and $314,000, or 20.2%, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2025 related primarily to increases of $68,000 and $327,000, respectively, in clearing fees at Sanders Morris, which vary based on the type of trading involved and are generally higher for options trading, which has increased at Sanders Morris, combined with increases in information and service fees of Tectonic Advisors and Sanders Morris of $12,000 and $36,000, respectively, which were partially offset by a decrease in referral fees of $11,000 and $49,000, respectively and other immaterial decreases of $1,000 and immaterial increases of $1,000 for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year.

Professional fees. Professional fees, which include legal, consulting, audit and tax fees, for the three and nine months ended September 30, 2025, increased $91,000, or 19.0%, and $301,000, or 21.8%, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2025 were the result of increases of $96,000 and $251,000, respectively, in our Banking segment, and increases of $43,000 and $133,000, respectively, in our Other Financial Services segment, partially offset by decreases of $48,000 and $83,000, respectively, in our HoldCo and Other category, compared to the same periods in the prior year. The increase in the Banking segment was primarily due to an increase in legal expenses of $38,000 and $123,000, respectively, primarily for loan collections and various other matters, including bank regulatory filings, and increases of $15,000 and $60,000, respectively, in audit and tax consulting fees, from increases related to state tax consulting and other matters, and an increase of $43,000 and $68,000, respectively in professional fees. The increases in Other Financial Services for the three and nine months ended September 30, 2025, compared to the same periods in the prior year, were primarily due to increases in professional fees of $28,000 and $112,000, respectively, primarily for actuarial fees related to defined benefit plans at the Bank’s Nolan division, professional marketing consulting and videos developed for Sanders Morris, and data platform consulting for our participant directed plan services, and increases in legal fees of $14,000 and $23,000, respectively, an increase in audit and tax consulting fees of $1,000 for the three months ended September 30, 2025, offset by a decrease in audit and tax consulting fees of $2,000 for the nine months ended September 30, 2025. The decrease in the HoldCo and Other category was primarily due to a decrease in audit and tax consulting fees of $27,000 and $62,000 for the three and nine months ended September 30, 2025, respectively, related to a decrease in these fees given minimal accounting changes during the year, and timing differences. In addition, professional fees decreased $8,000 and $29,000, respectively, for the three and nine months ending September 30, 2025. Legal fees decreased $13,000 for the three months ended September 30, 2025 and increased $8,000 for the nine months ended September 30, 2025, compared to the same periods in the prior year.

Data processing. Data processing includes costs related to the Company’s operating systems. Data processing expenses for the three and nine months ended September 30, 2025, increased $50,000, or 16.7%, and $182,000, or 20.9%, respectively, compared to the same periods in the prior year. The increases were the result of increases of $28,000 and $111,000, respectively, in our Banking segment and increases of $22,000 and $71,000, respectively, in the Bank’s Nolan division and Trust department, including the participant directed services team, within our Other Financial Services segment. The increases in our Banking segment resulted from a reduction of discounts provided by the Bank’s core system vendor. The increases in our Other Financial Services segment for the three and nine months ended September 30, 2025 were related primarily to increases in costs at the Bank’s participant directed services team of $22,000 and $61,000, respectively, primarily related to an outsourced solution to partially automate the submission of client payroll records through our participant directed platform to mitigate delays and related penalties in plan contributions, and a decrease at the trust division of $1,000 for the three months ended September 30, 2025, and an increase of $12,000 for the nine months ended September 30, 2025, respectively, for increases in the cost of our trust platform. The Bank’s Nolan division had an increase of $1,000 for the three months ended September 30, 2025 and a decrease of $2,000 for the nine months ended September 30, 2025.

Other. Other expenses include costs for insurance, Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency (“OCC”) assessments, director fees, regulatory filing fees related to our brokerage business, business travel, management fees, and other operational expenses. Other expenses for the three and nine months ended September 30, 2025 increased $230,000, or 12.2%, and $1.1 million, or 19.8%, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2025 included increases of $194,000 and $910,000, respectively, in our Banking segment. Other operating expenses in the Other Financial Services segment increased $33,000 and $7,000, respectively. Other operating expenses in the HoldCo and Other category increased $3,000 and $135,000, respectively. The increases for the three and nine months ended September 30, 2025 in our Banking segment of $194,000 and $910,000, respectively, included increases of $172,000 and $354,000, respectively, for FDIC assessments, related to an increase in our asset base and financial factors affecting the assessment rate, increases of $14,000 and $160,000, respectively, in employee recruitment for the Bank’s divisions, particularly Integra, increases of $38,000 and $127,000, respectively, in bank travel and lodging, which are being driven by training and teambuilding initiatives with our SBA team, increases of $34,000 and $111,000, respectively, in payroll processing fees, increases of $29,000 and $69,000, respectively, in advertising and marketing fees, increases of $2,000 and $31,000, respectively, in loan fees, increases of $13,000 and $34,000, respectively, in miscellaneous operating expenses, increases of $14,000 and $25,000, respectively, in office supplies, increases of $10,000 and $19,000, respectively, in bank charges, offset by a decrease of $120,000 and $24,000 in software expenses for the three and nine months ended September 30, 2025, respectively, primarily related to the completion of the loan workflow platform created for the Bank’s SBA team during the three months ended September 30, 2025, and other immaterial increases of $12,000 and $4,000 for the three and nine months ended September 30, 2025.

The increases in the Other Financial Services segment for the three and nine months ended September 30, 2025 compared to the same periods in the prior year were related to increases in software expenses of $30,000 and $83,000, respectively, primarily at the Bank’s Nolan division for a new platform to streamline workflows around qualified plan distributions and the start of development of a new customer relationship management platform, increases of $6,000 and $71,000, respectively, in other operating costs related to the Bank’s Trust and Nolan divisions, primarily related to increases in merchant processing fees for customer payments to Nolan, which increased beginning in June 2024 related to a payment portal to allow customers to pay fees online via credit card, increases of $30,000 and $27,000, respectively, in computer services, increases of $12,000 and $19,000, respectively, in computer supplies, increases of $6,000 and $19,000, respectively, in payroll processing fees related to our moving to a new provider able to provide stronger human resources support, increases of $6,000 and $16,000, respectively, in office supplies, primarily related to Sanders Morris, increases of $1,000 and $13,000, respectively, in filing fees, which were offset by decreases of $6,000 and $123,000, respectively, in errors and omissions, primarily from efforts that mitigated errors at Tectonic Advisors, decreases of $32,000 and $76,000, respectively, in advertising and marketing, due to a change in focus of our marketing efforts at Sanders Morris, decreases of $10,000 and $36,000, respectively, in employee recruitment, decreases of $18,000 and $18,000, respectively, in operating losses at the Bank’s Trust department, including the participant directed services team, related to efforts to mitigate errors and losses, and decreases of $5,000 and $10,000 in donations, and other individually immaterial increases of $13,000 and $22,000, respectively, compared to the same periods in the prior year.

The increases of $3,000 for the three months ended September 30, 2025, in our HoldCo and Other category was primarily the result of an increase of $13,000 in insurance expenses, an increase of $5,000 in director’s fees, offset by a decrease of $15,000 in computer services, compared to the same period in the prior year. The increase of $135,000 for the nine months ended September 30, 2025 in our HoldCo and Other category was primarily the result of an increase of $61,000 in excise taxes on stock repurchases, an increase of $49,000 in insurance expense related to timing recognition of these expenses, an increase of $11,000 in computer supplies, and an increase of $15,000 in directors fees, partially offset by a net decrease of $1,000 in individually immaterial amounts, compared to the same period in the prior year.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2025 was approximately $1.6 million and $4.1 million, respectively, compared to $952,000 and $2.7 million, respectively, for the same periods in the prior year. The effective income tax rate was 22.2% and 22.4% for the three and nine months ended September 30, 2025, respectively, compared to 16.7% and 19.5%, respectively, for the same periods in the prior year. The effective tax rate includes both federal and state income tax expense, and is affected by the income tax effects of nondeductible expenses related to our allowance for credit losses and stock options, and differences in depreciation and amortization for tax purposes, among other things.

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

The following table presents key metrics related to our Banking and Other Financial Services segments as well as for the HoldCo and Other category:

	Three Months Ended September 30, 2025
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$20,402	$-	$-	$20,402
Total interest expense	9,049	-	295	9,344
Provision for credit losses	2,003	-	-	2,003
Net interest income after provision for credit losses	9,350	-	(295)	9,055
Noninterest Income
Trust income	-	2,084	-	2,084
Advisory income	-	4,795	-	4,795
Brokerage income	-	2,190	-	2,190
Service fees and other income	395	2,522	-	2,917
Total noninterest income	395	11,591	-	11,986
Noninterest expense
Salaries and employee benefits	3,886	4,204	1,105	9,195
Occupancy and equipment	242	263	31	536
Trust expenses	-	635	-	635
Brokerage and advisory direct costs	-	587	-	587
Professional fees	214	267	88	569
Data processing	172	178	-	350
Other	1,336	601	173	2,110
Total noninterest expense	5,850	6,735	1,397	13,982
Income before income taxes	3,895	4,856	(1,692)	7,059
Income tax expense	1,134	657	(227)	1,564
Net income	$2,761	$4,199	$(1,465)	$5,495

	Nine Months Ended September 30, 2025
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$56,445	$-	$-	$56,445
Total interest expense	25,328	-	878	26,206
Provision for credit losses	4,695	-	-	4,695
Net interest income after provision for credit losses	26,422	-	(878)	25,544
Noninterest Income
Trust income	-	6,004	-	6,004
Advisory income	-	13,736	-	13,736
Brokerage income	-	7,866	-	7,866
Service fees and other income	1,105	7,544	-	8,649
Total noninterest income	1,105	35,150	-	36,255
Noninterest expense
Salaries and employee benefits	11,817	13,917	3,266	29,000
Occupancy and equipment	750	776	87	1,613
Trust expenses	-	1,873	-	1,873
Brokerage and advisory direct costs	-	1,872	-	1,872
Professional fees	593	748	340	1,681
Data processing	537	516	-	1,053
Other	3,888	1,798	686	6,372
Total noninterest expense	17,585	21,500	4,379	43,464
Income before income taxes	9,942	13,650	(5,257)	18,335
Income tax expense	2,912	1,925	(721)	4,116
Net income	$7,030	$11,725	$(4,536)	$14,219

	Three Months Ended September 30, 2024
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$16,788	$-	$-	$16,788
Total interest expense	8,090	-	325	8,415
Provision for credit losses	606	-	-	606
Net interest income after provision for credit losses	8,092	-	(325)	7,767
Noninterest Income
Trust income	-	1,901	-	1,901
Advisory income	-	4,361	-	4,361
Brokerage income	-	1,770	-	1,770
Service fees and other income	646	2,498	-	3,144
Total noninterest income	646	10,530	-	11,176
Noninterest expense
Salaries and employee benefits	4,102	3,984	814	8,900
Occupancy and equipment	202	262	39	503
Trust expenses	-	669	-	669
Brokerage and advisory direct costs	-	520	1	521
Professional fees	118	224	136	478
Data processing	144	156	-	300
Other	1,142	568	170	1,880
Total noninterest expense	5,708	6,383	1,160	13,251
Income before income taxes	3,030	4,147	(1,485)	5,692
Income tax expense	957	544	(549)	952
Net income	$2,073	$3,603	$(936)	$4,740

	Nine Months Ended September 30, 2024
(In thousands)	Banking	Other Financial Services	HoldCo and Other	Consolidated
Total interest income	$46,713	$-	$-	$46,713
Total interest expense	22,435	-	969	23,404
Provision for credit losses	3,184	-	-	3,184
Net interest income after provision for credit losses	21,094	-	(969)	20,125
Noninterest Income
Trust income	-	5,483	-	5,483
Advisory income	-	12,419	-	12,419
Brokerage income	-	5,680	-	5,680
Service fees and other income	1,398	7,436	-	8,834
Total noninterest income	1,398	31,018	-	32,416
Noninterest expense
Salaries and employee benefits	11,611	12,355	2,467	26,433
Occupancy and equipment	639	766	116	1,521
Trust expenses	-	1,859	-	1,859
Brokerage and advisory direct costs	-	1,557	1	1,558
Professional fees	342	615	423	1,380
Data processing	426	445	-	871
Other	2,978	1,791	550	5,319
Total noninterest expense	15,996	19,388	3,557	38,941
Income before income taxes	6,496	11,630	(4,526)	13,600
Income tax expense	2,244	1,510	(1,101)	2,653
Net income	$4,252	$10,120	$(3,425)	$10,947

Banking

Income before taxes for the three and nine months ended September 30, 2025 increased $865,000, or 28.5%, and $3.4 million, or 53.0%, respectively, compared to the same periods in the prior year. The increase was primarily the result of a $2.7 million and $6.8 million increase net interest income, respectively, partly offset by $1.4 million and $1.5 million increase in the provision for credit losses, respectively, a $251,000 and $293,000 decrease in non-interest income, respectively, and a $142,000 and $1.6 million increase in non-interest expense, respectively.

Net interest income for the three and nine months ended September 30, 2025 increased $2.7 million, or 30.5%, and $6.8 million, or 28.2%, respectively, compared to the same periods in the prior year. The increase in net interest income was primarily due to increase in the average volume of loans and decrease in average cost of interest-bearing liabilities. The impact of these items was partly offset by an increase in the average volume of time deposits and decreases in the average yield on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The average yield on interest earning assets and average cost of interest-bearing liabilities was impacted by changes in market interest rates. See “Net Interest Income,” above, for further analysis of net interest income.

The provision for credit losses for the three and nine months ended September 30, 2025 totaled $2.0 million and $4.7 million, respectively, compared to $606,000 and $3.2 million, respectively, for the same periods in the prior year. See “Provision for Credit Losses,” above, and “Allowance for Credit Losses,” below, for further analysis of credit loss provision related to loans and off-balance sheet commitments.

Non-interest income for the three and nine months ended September 30, 2025 decreased $251,000, or 38.9%, and $293,000, or 21.0%, respectively, compared to the same periods in the prior year. The decrease was primarily due to a $234,000 decrease in gain on sale of loans, a decrease in loan servicing fees of $21,000 and $127,000, respectively, due to amortization of servicing assets related to paid off loans, and a decrease in rental income related to decrease in occupancy of $7,000 during the three months ended September 30, 2025. The decreases were partly offset by increases in factoring fees of $9,000 and $34,000, respectively, compared to the same periods in the prior year. Other increases for the nine months ended September 30, 2025 included miscellaneous income of $20,000, deposit servicing fees of $8,000 and rental income of $10,000. See the analysis of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2025 increased $142,000, or 2.5%, and $1.6 million, or 9.9%, respectively, compared to the same periods in the prior year. Salaries and employee benefits decreased $216,000 for the three months ended September 30, 2025 primarily due to decreases of $181,000 in SBA bonuses, $26,000 for payroll taxes and $18,000 for insurance benefits, partly offset by an increase of $12,000 for contract labor. Salaries and employee benefits increased $206,000 for the nine months ended September 30, 2025 primarily due to increases of $525,000 for salaries related to staff expansion of our SBA lending and Integra factoring division along with increases in annual merit and market increases, $28,000 for contract labor and $16,000 for payroll taxes, partly offset by $364,000 decrease in SBA bonuses. Occupancy and equipment expense increased $40,000 and $111,000, respectively, compared to the same periods in the prior year, primarily due to increases in facilities repairs and equipment maintenance along with an increase in lease expense. Professional fees increased $96,000 and $251,000, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in the prior year. The increases include higher legal fees of $38,000 and $123,000, respectively, related to loan collections and various other matters, along with higher audit and tax consulting fees of $15,000 and $60,000, respectively, and higher other consulting fees of $43,000 and $68,000, respectively. Data processing expense increased $28,000 and $111,000, respectively, resulting from discounts provided by the Bank’s core system vendor being fully used at the end of 2024, along with annual increase in data processing fees. Other expenses for the three and nine months ended September 30, 2025 increased $194,000 and $910,000, respectively, which included increases of $172,000 and $354,000, respectively, for FDIC assessments related to increases in our total assets and financial factors affecting the assessment rate, $14,000 and $160,000, respectively, for employee recruitment fees, $38,000 and $127,000, respectively, for travel and lodging primarily for training with our SBA team, $34,000 and $111,000, respectively, for payroll processing fees, $29,000 and $69,000, respectively, in advertising and marketing fees, partly offset by a decrease of $120,000 and $24,000, respectively, for software development in our lending and Integra divisions, among other things. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

Other Financial Services

Income before taxes for the three and nine months ended September 30, 2025 increased $709,000, or 17.1%, and $2.0 million, or 17.4%, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2025 were the result of increases in noninterest income of $1.1 million and $4.1 million, respectively, which were partially offset by increases in noninterest expense of $352,000 and $2.1 million, respectively, compared to the same periods in the prior year.

Non-interest income for the three and nine months ended September 30, 2025 increased $1.1 million, or 10.1%, and $4.1 million, or 13.3%, respectively, compared to the same periods in the prior year. The increases were due to increases in brokerage income of $420,000 and $2.2 million, respectively, primarily due to an increase of $162,000 and $1.1 million in options commissions, respectively, as well as increases of $468,000 and $1.3 million in syndicated offering and private placement fees for the three and nine months ended September 30, 2025. In addition, advisory income for the three and nine months ended September 30, 2025 increased $434,000 and $1.3 million, respectively, and trust income increased $183,000 and $520,000, respectively, compared to the same periods in the prior year, both of which were related to market increases in asset values and net asset inflows to our investment platform. Service fees and other income for the three and nine months ended September 30, 2025 increased $24,000 and $108,000 compared to the same periods in the prior year, related primarily to fluctuations in the timing of third party pension administration fees from the Bank’s Nolan division, which increased $31,000 and $163,000, respectively, combined with fluctuations in interest, miscellaneous and consulting income resulting in offsetting decreases of $6,000 and $55,000, respectively. See “Non-Interest Income,” above for further analysis of non-interest income.

Non-interest expense for the three and nine months ended September 30, 2025 increased $352,000, or 5.5%, and $2.1 million, or 10.9%, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2025 were primarily related to increases in salaries and employee benefits of $220,000 and $1.6 million, respectively, and brokerage and advisory direct costs of $68,000 and $315,000, respectively. The increases for the three and nine months ended September 30, 2025 in salaries and employee benefits related to increases in salary expense from increases in headcount and merit increases totaling $96,000 and $370,000, respectively, and to the increases in brokerage revenue noted above, which drove bonus earnouts, incentive bonuses, and commissions, which increased $171,000 and $1.1 million, respectively, which were offset by other individually immaterial fluctuations netting to a decrease of $46,000 and an increase of $55,000, respectively. The increases in brokerage and advisory direct costs were driven by costs related to the increase in brokerage activity, including in particular clearing fees related to options trading, which increased $68,000 and $327,000, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in the prior year. In addition, for the three and nine months ended September 30, 2025, trust expenses decreased $34,000 but increased $14,000, respectively, professional fees increased $43,000 and $133,000, data processing fees increased $22,000 and $71,000, and occupancy and equipment expense increased $1,000 and $10,000. Other operating expenses for the three and nine months ended September 30, 2025 increased $33,000 and $7,000, respectively, compared to the same periods in the prior year. See “Non-Interest Expense,” above, for further analysis of non-interest expense.

HoldCo and Other

The loss before taxes for the three and nine months ended September 30, 2025 increased $207,000, or 13.9%, and $525,000, or 16.2%, respectively, compared to the same periods in the prior year. Interest expense decreased $30,000 and $91,000, respectively, solely due to decreases in interest rates on our subordinated debt. Non-interest expense for the three and nine months ended September 30, 2025 increased $237,000, or 20.4%, and $822,000, or 23.1%, respectively, compared to the same periods in the prior year, primarily due to increases in salaries and employee benefits of $291,000 and $799,000, respectively, related to increases in bonuses of $223,000 and $657,000, respectively, related to an increase in personnel, and in salaries and benefits of $62,000 and $121,000, respectively, related to increases in the number of personnel and increases in benefit costs, and an increase in stock grant compensation of $7,000 and $20,000, respectively, related primarily to additional grants issued in July 2024. In addition, other operating expenses increased $3,000 and $136,000 for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The fluctuations for the three months ended September 30, 2025, were individually immaterial, netting to the $3,000 increase. The increase of $136,000 for the nine months ended September 30, 2025, was primarily from a newly enacted excise tax on stock repurchases of $61,000, and an increase in insurance expense related to timing differences in the amortization of these costs of $49,000. The remaining differences netting to a $26,000 increase were individually immaterial. These increases were offset for the three and nine months ended September 30, 2025 by decreases of $8,000 and $29,000, respectively, in occupancy and equipment expense related to decreases in rent, common area maintenance, and parking expense in our Houston office totaling $8,000 and $23,000, respectively, where most of our holding company personnel office, related to a decrease in the space allocated to this team, and other decreases for the nine months ended September 30, 2025 netting to a decrease of $10,000. Professional fees for the three and nine months ended September 30, 2025 decreased $48,000 and $82,000, respectively, compared to the same periods in the prior year, related to timing differences in the completion of our custody and internal controls audits pushing these costs into later quarters.  See “Non-Interest Income,” above, and “Non-Interest Expense,” above, for further analyses of non-interest income and non-interest expense included in the respectively titled sections above.

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

As of September 30, 2025, securities available for sale consisted of U.S. Treasuries, U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consist of Property Assessed Clean Energy (“PACE”) and PID/TIRZ investments. These investment contracts or bonds located in Texas, California and Florida, originate under a contractual obligation between the property owners, the local county or city administration, and a third-party administrator and sponsor. PACE assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. PID/TIRZ assessments are used to pay for the development costs of a residential subdivision. Generally, as a property assessment, the total assessment is repaid in installments over a period of 5 to 32 years by the then current property owner(s). Each installment is collected by the County or City Tax Collector where the property is located. The assessments are an obligation of the property.

Restricted securities consisted of FRB stock, having an amortized cost and fair value of $2.2 million as of each of September 30, 2025 and December 31, 2024, and FHLB stock, having an amortized cost and fair value of $373 thousand and $2.0 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost and fair values of the Company’s securities portfolio as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$14,561	$13,428	$15,573	$13,864
Mortgage-backed securities	8,527	8,403	6,783	6,416
Total securities available for sale	$23,088	$21,831	$22,356	$20,280

Securities held to maturity:
Property assessed clean energy	$893	$812	$932	$848
Public improvement district/TIRZ	20,912	19,064	21,712	19,854
Total securities held to maturity	$21,805	$19,876	$22,644	$20,702

Securities, restricted:
Other	$2,598	$2,598	$4,284	$4,284

The Company evaluates all available for sale securities in unrealized loss positions to determine if any securities resulted from credit factors or other factors. In making this assessment, the Company considers the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The issuers of these securities are U.S. government agencies and continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Due to the low risk in these U.S. government guaranteed securities, no allowance for credit losses for available-for-sale securities was recognized as of September 30, 2025.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of September 30, 2025. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as securities, restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$10,998	1.12%	$3,563	2.50%	$-	-%	$14,561	1.40%
Mortgage-backed securities	-	-	2,431	3.74	2,863	3.96	3,233	4.27	8,527	4.02
Total	$-	-%	$13,429	1.59%	$6,426	3.15%	$3,233	4.27%	$23,088	2.40%

Securities held to maturity:
PACE	$-	-%	$-	-%	$893	7.13%	$-	-%	$893	7.13%
PID/TIRZ	-	-	-	-	-	-	20,912	6.27	20,912	6.27
Total	$-	-%	$-	-%	$893	7.13%	$20,912	6.27%	$21,805	6.31%

Loan Portfolio Composition

Total loans, excluding allowance for credit losses, increased $110.5 million to $779.9 million at September 30, 2025, compared to $669.4 million at December 31, 2024. The increase includes $95.9 million for SBA loans, a $1.5 million increase in USDA loans, a $10.3 million increase in real estate loans, a $2.7 million increase in commercial and industrial loans, and a $258,000 increase in factored receivables. SBA loans comprise the largest group of loans in our portfolio totaling $507.8 million, or 65.1% of the total loans, at September 30 2025, compared to $411.9 million, or 61.5% of the total loans, at December 31, 2024. Commercial and industrial loans totaled $82.8 million, or 10.6% of the total loans, at September 30, 2025, compared to $80.1 million, or 12.0% of the total loans, at December 31, 2024. Real estate loans totaled $149.1 million, or 19.1% of the total loans, at September 30, 2025, compared to $138.8 million, or 20.7% of the total loans, at December 31, 2024.

The following table sets forth the composition of our loans held for investment as of the dates indicated:

(In thousands, except percentages)	September 30, 2025		December 31, 2024
Commercial and industrial	$82,771	10.6%	$80,069	11.9%
Consumer installment	450	0.1	573	0.1
Real estate – residential	9,800	1.2	8,209	1.2
Real estate – commercial	77,958	10.0	76,739	11.5
Real estate – construction and land	61,341	7.9	53,844	8.0
SBA 7(a) guaranteed	303,713	39.0	231,931	34.7
SBA 7(a) unguaranteed	117,915	15.1	96,466	14.4
SBA 504	86,180	11.0	83,520	12.5
USDA	3,636	0.5	2,120	0.3
Factored Receivables	36,154	4.6	35,896	5.4
Total Loans	$779,918	100.0%	$669,367	100.0%

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

Nonperforming assets include nonaccrual loans, accruing loans and factored receivables greater than 90 days past due, and foreclosed assets. The following table sets forth certain information regarding non-performing loans by type, including ratios of such loans to total assets as of the dates indicated:

	September 30, 2025		December 31, 2024
(In thousands, except percentages)	Amount	Loan Category to Total Loans	Amount	Loan Category to Total Loans
Non-accrual loans:
Commercial and industrial	$2,398	0.31%	$2,278	0.34%
Real estate – construction/land	11,567	1.48	-	-
Real estate – residential	-	-	119	0.02
SBA 504	4,927	0.63	-	-
SBA 7(a) guaranteed	9,063	1.16	11,374	1.70
SBA 7(a) unguaranteed	1,471	0.19	2,137	0.32
Total non-accrual loans	29,426	3.77	15,908	2.38
Commercial and industrial past due 90 days	-	-	18	-
Real estate – Commercial past due 90 days	1,423	0.18	-	-
SBA 504 past due 90 days	3,730	0.48	-	-
Factored receivables past due 90 days	35	0.00	12	-
Foreclosed assets	1,053	0.14	-	-
Total non-performing assets	$35,667	4.57%	$15,938	2.38%

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

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	September 30, 2025			December 31, 2024
(In thousands, except percentages)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial and industrial	$2,632	10.6%	3.2%	$2,418	11.9%	3.0%
Consumer installment	16	0.1	3.6	19	0.1	3.3
Real estate – residential	139	1.2	1.4	91	1.2	1.1
Real estate – commercial	1,077	10.0	1.4	820	11.5	1.0
Real estate – construction and land	248	7.9	0.4	115	8.0	0.3
SBA and USDA	7,766	65.6	1.5	5,171	61.9	1.2
Factored receivables	573	4.6	1.6	549	5.4	1.5
Total Loans	$12,451	100.0%	1.6%	$9,183	100.0%	1.4%

The table below presents a summary of the Company’s net loan loss experience and provisions to the allowance for credit losses for the periods indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30		September 30
(In thousands, except percentages)	2025	2024	2025	2024
Average loans outstanding	$816,935	$642,450	$782,932	$589,517
Gross loans held for investment outstanding at end of period	$779,918	$620,749	$779,918	$620,749
Allowance for credit losses at beginning of period	$10,748	$8,276	$9,183	$6,308
Provision for credit losses	1,863	467	4,802	2,862
Charge offs:
Commercial and industrial	-	4	16	4
SBA & USDA	85	-	1,488	56
Factored Receivables	135	111	367	680
Total charge-offs	220	115	1,871	740
Recoveries:
Commercial and industrial	1	-	44	-
SBA & USDA	42	23	212	53
Factored Receivables	17	85	81	253
Total recoveries	60	108	337	306
Net charge-offs	(160)	(7)	(1,534)	(434)
Allowance for credit losses at end of period	$12,451	$8,736	$12,451	$8,736
Ratio of allowance for loans to end of period loans	1.60%	1.41%	1.60%	1.41%
Ratio of net charge-offs to average loans	0.02%	0.00%	0.20%	0.07%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Company’s attractive rates, are attracted from across the nation. The Company offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Company relies on customer service and long-standing relationships with customers to attract and retain deposits, and also on CD listing services. As of September 30, 2025, deposits includes a $50.0 million brokered deposit through an Insured Cash Sweep One-Way Buy agreement.

Total deposits increased $200.8 million, or 28.2%, to $911.9 million as of September 30, 2025, compared to $711.1 million as of December 31, 2024. The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits for the periods indicated:

	For the nine months ended September 30,
	2025			2024
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$67,360	8.2%	0.00%	$66,063	10.6%	0.00%
Savings and interest-bearing demand	12,186	1.5	0.47	10,189	1.6	0.47
Money market accounts	171,018	20.9	4.28	148,350	23.7	5.17
Time deposits	569,117	69.4	4.64	400,612	64.1	5.29
Total deposits	$819,681	100.00%	4.12%	$625,214	100.00%	4.62%

The following table provides information on the maturity distribution of the time deposits of $250,000 and over as of September 30, 2025:

(In thousands)	Over $250,000
Maturing
Three months or less	$23,206
Over three months to six months	35,533
Over six months to 12 months	63,322
Over 12 months	1,047
Total	$123,108

The estimated amount of uninsured deposits, including certificates of deposits, were approximately $54.9 million, or 6.0% of total deposits, as of September 30, 2025.

Borrowings

The table below presents balances of each of the borrowing facilities as of the dates indicated:

(In thousands)	September 30, 2025	December 31, 2024
Borrowings:
FHLB borrowings	$-	$10,000
FRB borrowings	-	-
Subordinated notes	12,000	12,000
Total	$12,000	$22,000

The Company has a credit line with the FHLB with borrowing capacity of $63.3 million and secured by commercial loans. The Company regularly determines its borrowing needs and renews the advances accordingly at varying terms. The Company had no borrowings with the FHLB as of September 30, 2025 and $10.0 million borrowings with the FHLB as of December 31, 2024, which was paid off during January 2025.

The Company also has a credit line with the FRB with borrowing capacity of $39.7 million and secured by commercial loans. The Company had no borrowings under this line from the FRB as September 30, 2025 and December 31, 2024.

As of each of September 30, 2025 and December 31, 2024, the Company also had outstanding subordinated notes totaling $12.0 million, consisting of $8.0 million of subordinated notes issued in 2017 (the “2017 Notes”) bearing an interest rate of three month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 5.125%, with interest payable quarterly and maturing on July 20, 2027, at which all principal is due, As of September 30, 2025 and December 31, 2024, the interest rate on the 2017 Notes was 9.71% and 10.03%, respectively. The Company also had an outstanding subordinated note for $4.0 million issued in 2018 (the “2018 Note”) bearing an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 4.348%, payable quarterly, and maturing on March 31, 2028. As of September 30, 2025 and December 31, 2024, the interest rate on the 2018 Note was 8.93% and 9.26%, respectively. Each of the 2017 Notes and the 2018 Note is unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $5.8 million, or 5.1%, to $119.2 million as of September 30, 2025, from $113.4 million as of December 31, 2024. The increase included net income of $14.2 million, $83,000 related to stock compensation expense and $646,000 net after-tax other comprehensive income. The increases were partly offset by the repurchase of common stock of $5.7 million and dividends paid on Series B preferred stock and paid on the common stock totaling $1.5 million and $2.0 million, respectively.

Together with the Bank, the Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Federal Reserve and the Bank’s regulatory capital ratios were in excess of the capital conservation buffer and the levels established for “well-capitalized” institutions under the OCC’s regulatory framework for prompt corrective action and the Basel III capital guidelines.

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

The following table presents our regulatory capital ratios (on a consolidated basis), as well as those of the Bank (on a bank-only basis), as of the dates indicated:

	September 30, 2025		December 31, 2024
(In thousands)	Amount	Ratio	Amount	Ratio
Tectonic Financial, Inc. (consolidated)
Tier 1 Capital (to Average Assets)	$98,642	9.68%	$93,406	11.32%
Common Equity Tier 1 (to Risk Weighted Assets)	81,392	13.18	76,156	13.37
Tier 1 Capital (to Risk Weighted Assets)	98,642	15.97	93,406	16.39
Total Capital (to Risk Weighted Assets)	106,489	17.24	100,559	17.65

T Bank, N.A. (bank-only)
Tier 1 Capital (to Average Assets)	$99,883	9.88%	$93,548	11.46%
Common Equity Tier 1 (to Risk Weighted Assets)	99,883	16.25	93,548	16.62
Tier 1 Capital (to Risk Weighted Assets)	99,883	16.25	93,548	16.62
Total Capital (to Risk Weighted Assets)	107,628	17.51	100,615	17.88

In addition to the regulatory requirements of the federal banking agencies, Sanders Morris and Tectonic Advisors are subject to the regulatory framework applicable to registered investment advisors under the SEC’s Division of Investment Management.

Sanders Morris is regulated by FINRA, which, among other requirements, imposes minimums on its net regulatory capital. As of September 30, 2025, Sanders Morris is in compliance with its net regulatory capital requirement.

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

As of September 30, 2025, the Company had approximately $156.6 million held in an interest-bearing account at the FRB. The Company has the ability to borrow funds as members of the FHLB and the FRB. As of September 30, 2025, the Company’s borrowing capacity with the FHLB was $63.3 million based upon loan collateral pledged to the FHLB, none of which was utilized as of September 30, 2025.

The borrowing capacity on the discount line of credit with the FRB was $39.7 million, of which none was utilized as of September 30, 2025.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income over a 12-month horizon as of September 30, 2025:

Change in Interest Rates (basis points)	% Change in Net Interest Income
+200	11.66
+100	5.83
-100	(5.33)
-200	(10.40)

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

Various information shown elsewhere in this Form 10-Q will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, additional information related to the Company’s interest rate-sensitive assets and liabilities is contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the heading “Interest Rate Sensitivity and Market Risk,” above.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

TECTONIC FINANCIAL, INC.

Date: November 14, 2025	By:	/s/ A. Haag Sherman
A. Haag Sherman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michelle Baird
Michelle Baird Executive Vice President and Chief Financial Officer (Principal Financial Officer)